Form 10-Q
period 2011-06-30
Universal Business Payment Solutions Acquisition Corp
filed 2011-08-15
CIK 1507986

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number  001-35170

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	90-0632274
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

Radnor Financial Center 150 North Radnor-Chester Road, Suite F-200 Radnor, Pennsylvania	19087
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code  (610) 977-2482

_____________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                             No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                             No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☒  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes  ☒                             No  ☐

As of August 15, 2011, the latest practicable date, 14,671,000 of the registrant’s common shares, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
CONDENSED BALANCE SHEET
June 30, 2011
(unaudited)

Assets
Current assets - Cash and cash equivalents	$126,442
Cash and cash equivalents held in Trust	72,720,000
Total assets	$72,846,442

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$14,401
Total current liabilities	14,401

Common Stock, subject to possible redemption, 11,171,999 shares at redemption value	67,702,314

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued
Common Stock, $0.001 par value
Authorized 100,000,000 shares; issued and outstanding 3,828,001
(which excludes 11,171,999 shares subject to possible redemption)	3,828
Additional paid-in capital	5,165,852
Deficit accumulated during the development stage	(39,953)
Total Stockholders’ Equity	5,129,727

Total Liabilities and Stockholders’ Equity	$72,846,442

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

		For the Period
	For the Three	November 12, 2010
	Months Ended	(inception) through
	June 30, 2011	June 30, 2011

Operating costs - Related expense	$15,000	$15,000
Operating costs	23,416	24,953
Total expense	38,416	39,953

Net loss	$(38,416)	$(39,953)

Weighted average shares outstanding, basic and diluted	3,445,847

Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
CONDENSED STATEMENT OF CHANGES IN STOCKOLDERS’ EQUITY
For the Period from November 12, 2010 (inception) to June 30, 2011
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Common stock issued November 12, 2010 (inception) at $0.00725 per share for cash (1)	3,000,000	$3,000	$22,000		$25,000

Proceeds from issuance of warrants on May 13, 2011 at $0.50 per warrant for cash			3,480,000		3,480,000

Sale of 12,000,000 Units on May 13, 2011 at $6.00 per Unit, net of offering costs of $2,633,106	12,000,000	12,000	69,354,894		69,366,894

Proceeds from issuance of unit purchase option on May 13, 2011 for cash			100		100

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)	(11,171,999)	(11,172)	(67,691,142)		(67,702,314)

Net loss				(39,953)	(39,953)

	3,828,001	$3,828	$5,165,852	$(39,953)	$5,129,727

(1)
Reflects the cancellation of 450,000 shares of commons tock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 7 and 8).

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
CONDENSED STATEMENT OF CASH FLOWS
For the period from November 12, 2010 (inception) to June 30, 2011
(unaudited)

Operating Activities
Net loss	$(39,953)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in operating assets and liabilities
Accounts payable and accrued expenses	14,401
Net cash used in operating activities	(25,552)

Investing Activities
Investment in resticted cash and cash equivalents	(72,720,000)

Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to affiliate	125,000
Repayment of note payable to affiliate	(125,000)
Proceeds from public offering	72,000,000
Proceeds from issuance of warrants	3,480,000
Proceeds from sale of underwriter purchase option	100
Payment of offering costs	(2,633,106)
Net cash provided by financing activities	72,871,994

Net increase in cash and cash equivalents	$126,442

The accompanying notes are an integral part of these condensed financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENT
June 30, 2011
(Unaudited)
Note 1—Organization, Business Operations and Going Concern

Universal Business Payment Solutions Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on November 12, 2010 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”).

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2011 and for the period from November 12, 2010 (inception) to June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any other period.

On May 13, 2011 the Company completed its initial public offering of shares of its common stock (the “Offering”). All activity prior to May 13, 2011 relates to the Company's formation and intial public offering described below. The Company has selected September 30 as its fiscal year-end.

The Company is considered to be a development stage company and as such, its financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Offering was declared effective on May 9, 2011. The Company consummated the Offering on May 13, 2011 and received proceeds net of transaction costs of $69,366,894 which is discussed in Note 3 (“Public Offering”) and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering (‘‘Insider Warrants’’) which is described in Note 4 (“Insider  Warrants”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s initial Business Combination must be with a target business whose collective fair value is at least equal to 80% of the balance in the Trust Account (as defined herein) at the time of the execution of a definitive agreement for such Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of Insider Warrants) is being held in a trust account (‘‘Trust Account’’) for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) such time as the Company’s common stock (the “Common Stock”) trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $5.75 per share, there will be released to the Company from the Trust Account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011 pursuant to a 10b5-1 plan entered into between the Company and Morgan Stanley & Co. Incorporated.  The 10b5-1 plan between the Company and Morgan Stanley & Co. Incorporated was terminated by mutual agreement of the parties on August 8, 2011 and a new 10b5-1 plan was simultaneously entered into between the Company and Ladenburg Thalmann & Co. Inc. (the “Share Repurchase Plan”).  The Share Repurchase Plan will end on the date on which the Company announces the execution of a definitive agreement for a Business Combination. Purchases will be made only in open market transactions pursuant to the Share Repurchase Plan which requires the Company to maintain a limit order for the shares at $5.75 per share during the purchase period. This Share Repurchase Plan will remain in place until the maximum number of shares has been purchased under such plan or the Share Repurchase Plan expires by its own terms. Pursuant to the Share Repurchase Plan, Ladenburg will endeavor to make purchases of common stock in accordance with the provisions of Rule 10b-18 as promulgated under the Securities Exchange Act of 1934, as amended. However, if for any reason, the Rule 10b-18 safe harbor is unavailable at the time of purchases, Ladenburg shall nonetheless continue to make purchases as required by the Share Repurchase Plan. All shares purchased by the Company will be cancelled and resume the status of authorized but unissued shares of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (‘‘Public Stockholders’’) with the opportunity to redeem their shares of common stock for a pro rata interest in the Trust Account. In the event that stockholders owning 93.1% or more of the shares sold in the Offering exercise their redemption rights (the “Redemption Threshold”) described below or are sold to the Company for cancellation under the Share Repurchase Plan, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have waived any redemption rights they may have in connection with a Business Combination.

With respect to a Business Combination which is consummated, Public Stockholders can demand that the Company redeem their shares of common stock for a full pro rata interest in the Trust Account (initially $6.06 per share). Accordingly, Public Stockholders holding up to one share less than 93.1% of the aggregate number of shares owned by all Public Stockholders or 11,171,999 shares may seek redemption of their shares in the event of a Business Combination. However, because the Company has exercised its right to repurchase up to 50% of the shares sold in the Offering in accordance with the Share Repurchase Plan, the Redemption Threshold will be reduced in direct proportion to the percentage of shares purchased by the Company. In addition, the Redemption Threshold may be further limited by the terms and conditions of a proposed initial Business Combination. In this event, the Company would disclose the number of shares it purchased and the revised Redemption Threshold in the materials distributed to its stockholders in connection with the vote to approve a Business Combination.  Notwithstanding the foregoing, the Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a ‘‘group’’ (within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended), will be restricted from seeking redemption with respect to an aggregate of more than 10% of the shares sold in the Offering (but only with respect to the amount over 10% of the shares sold in the Offering). A ‘‘group’’ will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

If the Company has not completed a Business Combination by November 9, 2012 or February 9, 2013 if a definitive agreement has been executed by November 9, 2012 but a Business Combination has not been consummated by February 9, 2013, the Company will liquidate and distribute its remaining assets, including the Trust Account, to the Public Stockholders and its corporate existence will cease except for the purpose of winding up its affairs. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $6.06 per share), plus any pro rata interest earned on the Trust Account  not previously released to the Company. The Company will pay the costs of liquidation from remaining assets outside of the Trust Account. If such funds are insufficient, the Company’s Chief Executive Officer has agreed to advance the funds necessary to complete the liquidation.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1—Organization, Business Operations and Going Concern, continued

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with its vendors. The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2—Significant Accounting Policies

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Restricted cash and cash equivalents held in trust account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination or to repurchase shares in accordance with the Share Repurchase Plan.

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 11,171,999 shares of common stock subject to possible redemption at June 30, 2011, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account.  Loss per share assuming dilution would give effective to dilutive options, warrants and other potential common shares outstanding during the period.  The Company has not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase are contingent upon the occurrence of future events.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets or liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Securities held in Trust Account

At June 30, 2011, investment securities consisted of United States Treasury securities. The Company classified its securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	June 30, 2011	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account	$72,720,000	$72,720,000	$-	$-

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2011, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes (‘‘ASC 740’’). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 2—Significant Accounting Policies, continued

Income taxes, continued

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 12, 2010, the evaluation was performed for the 2010 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through June 30, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 9 - Subsequent Events, that would have required adjustment or disclosure in the financial statement (see Note 9 - Subsequent Events).

Note 3—Public Offering

On May 13, 2011 the Company sold 12,000,000 units (“Units”) at a price of $6.00 per unit in the Offering. Each unit consists of one share of the Company’s common stock, par value $0.001, and one warrant (‘‘Warrants’’). Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $6.90 commencing on the later of the Company’s completion of a Business Combination and May 9, 2012 and expires on the earlier of (i) five years from the completion of a Business Combination, (ii) the liquidation of the Trust Account if the Company has not completed a business combination within the required time period or (iii) earlier redemption of the Warrant.  The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the shares of common stock is at least $9.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given and there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a ‘‘cashless basis.’’ In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of (i) the number of shares of common stock underlying the Warrants, and (ii) the difference between the exercise price of the Warrants and the ‘‘fair market value’’ (defined below) by (y) the fair market value. The ‘‘fair market value’’ shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants.  In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. Notwithstanding the foregoing, if the Company has not filed with the Securities and Exchange Commission a registration statement covering the shares issuable upon exercise of the Warrants by the 6-month anniversary of the consummation of its initial Business Combination, commencing on that day, Warrant holders may, until such time as there is an effective registration statement, exercise Warrants on a cashless basis, provided that such cashless exercise is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company does not believe that such an exemption is currently available.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 3—Public Offering, continued

The Company entered into an agreement with EarlyBirdCapital, Inc. (‘‘EBC’’) as representative of the several the underwriters of the Offering (the “Underwriting Agreement”).  Pursuant to the Underwriting Agreement, the Company paid the underwriters of the Offering an underwriting discount of 3.0% of the gross proceeds of the Offering ($2,160,000). The Company also issued a unit purchase option, for an aggregate amount of $100, to each underwriter and certain of its affiliates or its designees to purchase an aggregate of 600,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering, with the exception of containing a provision allowing for cashless exercise by the holder of the unit purchase option. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,053,551 (or $1.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.0%, (2) risk-free interest rate of 2.07% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4 – Insider Warrants

Simultaneously with the Offering, certain of the Initial Stockholders and the underwriters of the Offering purchased 6,960,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable, (iii) the Insider Warrants are exercisable on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted assigns and (iv) the Insider Warrants are subject to restrictions on transfer by the holders thereof. The transfer restriction does not apply to transfers made pursuant to an effective registration statement or an exemption that is occasioned by operation of law or for estate planning purposes, while remaining in escrow.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 4 – Insider Warrants, continued

The Initial Stockholders and the holders of the Insider Warrants (or underlying shares of common stock) are entitled to registration rights with respect to their founding shares and the Insider Warrants (or underlying shares of common stock) pursuant to agreements signed May 13, 2011. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying shares of common stock) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination.  Pursuant to the terms of the unit purchase option, the holders of the unit purchase option will be entitled to registration rights with respect to the securities. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying shares of common stock) have certain "piggy-back" registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 – Investment in Trust Account

Subsequent to the Offering, the net proceeds of the Offering totaling $72,720,000 were deposited into an interest-bearing trust account and invested only in United States “government securities” (within the meaning of Section 2(a)(16) of the Investment Company Act of 1940) having a maturity of 180 days or less until the earlier of either (i) the consummation of a Business Combination or (ii) liquidation of the Company.

As of June 30, 2011, investment securities in the Company’s Trust Account consisted of $62,719,400 in United States Treasury Bills and $10,000,600 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2011 are as follows:

		Unrealized
	Carrying	Holding	Fair
	Amount	Gains	Value
Held-to-Maturity
U.S. Treasury Securities	$72,720,000	$-	$72,720,000

Note 6 —Notes Payable to Stockholders

The Company issued a $125,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by one of the Initial Stockholders, on December 6, 2010. The note is non-interest bearing and is payable on the earlier of December 6, 2011 or the consummation of the Offering. The Company repaid this Note in full on May 19, 2011.

Note 7 —Commitments

The Company granted the underwriters of the Offering a 45 day option to purchase up to an additional 1,800,000 Units to cover over-allotments, if any.  The underwriters elected not to exercise the over-allotment option and the over-allotment option expired on June 27, 2011.

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate of $7,500 per month for such services commencing on May 9, 2011.

Pursuant to letter agreements executed May 13, 2011 among the Company and the underwriters of the Offering, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company has engaged EBC on a non-exclusive basis to act as its advisor and investment banker in connection with its initial Business Combination.  EBC will provide the Company with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC a cash fee of $2,070,000 for such services upon the consummation of its initial Business Combination.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 8 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2011, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In connection with the organization of the Company, on December 6, 2010, a total of 3,450,000 shares of the Company’s shares of common stock were sold to the Initial Stockholders at a price of $0.00725 per share for an aggregate of $25,000.

As of June 30, 2011, 15,000,000 shares of common stock were issued and outstanding, following the cancellation of 450,000 shares which were forfeited by the Initial Stockholders upon the underwriters’ election not to exercise their over-allotment option. In addition, 750,000 of such shares are subject to forfeiture in the event that the Company does not satisfy the conditions required to redeem any outstanding Warrants as described in Note 3.

Note 9 —Subsequent Events

The common stock and warrants began separate trading on August 10, 2011.

In accordance with the Share Repurchase Plan, the Company repurchased 329,000 shares of common stock on August 10, 2011  at a purchase price of $5.75 per share.  The Company paid an aggregate of $ 1,898,352 including $6,780 in commissions and fees.  As a result of these repurchases, the Redemption Threshold has decreased to 90.37% and the redemption price per share has increased to approximately $6.07.  The Company continues to purchase shares on a regular basis pursuant to the Share Repurchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report. References to “we”, “us”, “our” or the “Company” are to Universal Business Payment Solutions Acquisition Company, except where the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our Registration Statement on Form S-1 originally filed December 22, 2010, as amended (Registration No. 333-171359). Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement on Form S-1 originally filed December 22, 2010, as amended (Registration No. 333-171359) which was declared effective on May 9, 2011 and the unaudited consolidated financial statements and the related notes thereto included in Item 1 hereto. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

We are a blank check company in the development stage, formed on November 12, 2010 to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”).  Although we are not limited to a particular geographic region or industry, we intend to focus on acquiring an operating business. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On May 13, 2011 we consummated an initial public offering (the “Public Offering”) of 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Public Offering, certain of our initial stockholders and the underwriters of the Public Offering purchased 6,960,000 Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company (the “Warrant Offering”). We raised aggregate gross proceeds of $75,480,000 from the Public Offering and Warrant Offering, $72,720,000 of which is being held in a trust account for our benefit (the “Trust Account”). We intend to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial Business Combination.

Results of Operations

We have not conducted any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our Public Offering was in preparation for that event. After the Public Offering, our activity will be limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred a net loss of $38,416 for the three-month period ended June 30, 2011 and a net loss of $39,933 for the period from November 12, 2010 (inception) through June 30, 2011. Until we enter into a Business Combination, we will not have revenues other than interest earned on the funds held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $126,442 in our operating bank account. On May 13, 2011, after the consummation of the Public Offering, approximately $600,000 was placed into our operating bank account to be available for use by management to cover operating costs and the costs associated with identifying a target business and negotiating a Business Combination. Of this amount, approximately $340,000 was used to pay accrued offering costs and $125,000 was used to repay notes held by certain of our initial stockholders.

We intend to use the approximately $126,000 of remaining net proceeds not held in the Trust Account plus the interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements. As of June 30, 2011, U.S Treasury Bills with maturities less than six month were approximately yielding under .01%. We believe such rates are representative of those we may receive on the balance of the Trust Account.

Over the next 16 months, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating a Business Combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a potential Business Combination. Our actual costs may be higher or lower than these estimates. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with our vendors. We may need to raise additional capital through loans or additional investments from our initial stockholders, officers, directors, or third parties. None of our initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

The net proceeds from our Public Offering, after deducting offering expenses of $473,106 and underwriting discounts of $2,160,000, were $69,366,894. Of this amount, $69,240,000, plus the $3,480,000 we received from the Warrant Offering, is being held in the Trust Account. The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the Warrant Offering and our Public Offering, representing our funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto, including $2,070,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial Business Combination for acting as our non-exclusive investment banker for structuring and negotiating such Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target’s business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Registration Statement on Form S-1 originally filed on December 22, 2010, as amended (Registration No. 333-171359).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2011 we (1) completed our initial public offering of 12,000,000 units and (ii) sold 6,960,000 warrants to certain of our initial stockholders and the underwriters of our initial public offering. These warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to “accredited investors” as defined in Rule 501(a) of the Securities Act. No underwriting discounts or commissions will be paid with respect to such sales. We raised aggregate net proceeds of $75,480,000 from our initial public offering and the warrant offering.  Each unit consists of one share of our common stock, par value $0.001, and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $6.90 commencing on the later of our completion of a Business Combination and May 9, 2012 and expires on the earlier of (i) five years from the completion of a Business Combination, (ii) the liquidation of the Trust Account if the Company has not completed a business combination within the required time period or (iii) earlier redemption of the Warrant.

The units were sold at an offering price of $6.00 per unit and the warrants were sold at an offering price of $0.50 per warrant, generating total gross proceeds of $72,000,000 and $3,480,000, respectively.  EarlyBird Capital, Inc. acted as the representative of the underwriters for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-17159). The Securities and Exchange Commission declared the registration statement effective on May 9, 2011.

We incurred a total of $2,160,000 in underwriting discounts and commissions in connection with our initial public offering. The total expenses in connection with the sale of our warrants in the warrant offering and the initial public offering (including the underwriter’s discounts and commissions) were approximately $2,633,106. None of the payments made were direct or indirect payments to any of our directors or officers or their associates or persons owning 10% or more of our common stock or to our affiliates or to others.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were approximately $72,796,894. All of the proceeds from the initial public offering and the warrant offering were placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that there can be released to us, from time to time, any interest earned on the funds in the trust account (i) that we may need to pay our tax obligations and (ii) any remaining interest that we need for our working capital requirements. The remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document Description
1.1
Underwriting Agreement, dated May 9, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital, Inc. as representative of the several underwriters named therein

1.2	Merger and Investment Banking Agreement, dated May 9, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital, Inc.

3.1	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1	Warrant Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Continental Stock Transfer & Trust Company

10.1	Investment Management Trust Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Continental Stock Transfer and Trust Company

10.2	Stock Purchase Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, Bipin C. Shah and Peter Davidson

10.3	Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and UBPS Services, LLC

10.4	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Anna Hassold

10.5	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Arthur Ryan

10.6	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Bipin Shah

10.7	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Dipak Shah

10.8	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Douglas Anderson

10.9	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Douglas Rainey

10.10	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eric Van Der Vlugt

10.11	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Fred Adams

10.12	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Frederick Hammer

10.13	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Ira Lubert

10.14	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and John Piasecki

10.15	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Jon Lubert

10.16	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Peter Davidson

10.17	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Richard Braddock

10.18	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Robert Palmer

10.19	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Roland Bullard

10.20	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Thomas McHugh

10.21	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Valerie Phillips

10.22	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and William Dougherty

10.23
Warrant Subscription Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, EarlyBirdCapital, Inc., Rodman and Renshaw, LLC, Cohen and Company Capital Markets, LLC, Maxim Group LLC and I-Bankers Securities, Inc.

10.24	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Charles Worthman

10.25	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Rodman and Renshaw, LLC

10.26	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Mike Powell

10.27	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and David Nussbaum

10.28	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Kevin Mangan

10.29	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eric Lord

10.30	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Steven Levine

10.31	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Edward Kovary

10.32	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Amy Kaufmann

10.33	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Ramnarain Jaigobind

10.34	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Cohen and Company Capital Markets, LLC

10.35	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and I-Bankers Securities, Inc.

10.36	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital Inc.

10.37	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Maxim Group LLC

10.38	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Amy Kaufmann

10.39	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eileen Moore

10.40	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Bipin Shah

10.41	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein

10.42	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein

10.43	Stock Escrow Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, Continental Stock Transfer & Trust Company and the securityholders named therein

10.44	Registration Rights Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein

31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION COMPANY

Date: August 15, 2011	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)