Form 10-Q/A
period 2011-06-30
Universal Business Payment Solutions Acquisition Corp
filed 2011-09-01
CIK 1507986

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number  001-35170

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	90-0632274
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

Radnor Financial Center 150 North Radnor-Chester Road, Suite F-200 Radnor, Pennsylvania	19087
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code  (610) 977-2482

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

Yes  ☒                             No  ☐

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Universal Business Payment Solutions Acquisition Corporation for the quarter ended June 30, 2011 filed on August 15, 2011 for the sole purpose of furnishing Exhibit 101. Exhibit 101 to this report provides financial information formatted in Extensible Business Reporting Language (XBRL) in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 does not reflect any events occurring subsequent to the August 15, 2011 filing date of the original Form 10-Q for the quarter ended June 30, 2011 or in any way modify or update disclosures made in the original Form 10-Q filing for the quarter ended June 30, 2011.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, Exhibit 101 to this report is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is otherwise not subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Document Description
1.1
Underwriting Agreement, dated May 9, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital, Inc. as representative of the several underwriters named therein*

1.2	Merger and Investment Banking Agreement, dated May 9, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital, Inc.*

3.1	Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws*

4.1	Warrant Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Continental Stock Transfer & Trust Company*

10.1	Investment Management Trust Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Continental Stock Transfer and Trust Company*

10.2	Stock Purchase Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, Bipin C. Shah and Peter Davidson*

10.3	Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and UBPS Services, LLC*

10.4	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Anna Hassold*

10.5	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Arthur Ryan*

10.6	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Bipin Shah*

10.7	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Dipak Shah*

10.8	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Douglas Anderson*

10.9	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Douglas Rainey*

10.10	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eric Van Der Vlugt*

10.11	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Fred Adams*

10.12	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Frederick Hammer*

10.13	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Ira Lubert*

10.14	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and John Piasecki*

10.15	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Jon Lubert*

10.16	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Peter Davidson*

10.17	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Richard Braddock*

10.18	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Robert Palmer*

10.19	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Roland Bullard*

10.20	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Thomas McHugh*

10.21	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Valerie Phillips*

10.22	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and William Dougherty*

10.23
Warrant Subscription Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, EarlyBirdCapital, Inc., Rodman and Renshaw, LLC, Cohen and Company Capital Markets, LLC, Maxim Group LLC and I-Bankers Securities, Inc.*

10.24	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Charles Worthman*

10.25	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Rodman and Renshaw, LLC*

10.26	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Mike Powell*

10.27	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and David Nussbaum*

10.28	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Kevin Mangan*

10.29	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eric Lord*

10.30	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Steven Levine*

10.31	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Edward Kovary*

10.32	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Amy Kaufmann*

10.33	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Ramnarain Jaigobind*

10.34	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Cohen and Company Capital Markets, LLC*

10.35	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and I-Bankers Securities, Inc.*

10.36	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital Inc.*

10.37	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Maxim Group LLC*

10.38	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Amy Kaufmann*

10.39	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eileen Moore*

10.40	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Bipin Shah*

10.41	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein*

10.42	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein*

10.43	Stock Escrow Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, Continental Stock Transfer & Trust Company and the securityholders named therein*

10.44	Registration Rights Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein*

31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in Extensible Business Reporting language (XBRL): (i) Condensed Balance Sheet, (ii) Condensed Statement of Operations, (iii) Condensed Statement of Changes in Stockholders’ Equity, (iv) Condensed Statement of Cash Flows and (v) Notes to the Condensed Financial Statements.

* Previously filed with Universal Business Payment Solutions Acquisition Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: September 1, 2011	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)