Form 10-K
period 2011-09-30
Universal Business Payment Solutions Acquisition Corp
filed 2011-12-29
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________   to   _______________

Commission File Number  001-35170

Universal Business Payment Solutions Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0632274
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Radnor Financial Center
150 North Radnor-Chester Road, Suite F-200
Radnor, Pennsylvania	19087
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (610) 977-2482

Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered

Common Stock, $.001 par value per share	NASDAQ Capital Market
Warrants to purchase shares of Common Stock	NASDAQ Capital Market
Units, each comprising of one share of Common Stock and one Warrant	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                                NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐                                NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒                                NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes  ☒                                NO  ☐

As of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on any exchange or over-the counter market. The registrant’s units began trading on the NASDAQ Capital Market on May 10, 2011 and its common stock and warrants began trading on August 8, 2011. As of September 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $67 million based on the number of shares held by non-affiliates as of September 30, 2011, and the last reported sale price of the registrant’s common stock on September 30, 2011.

As of December 22, 2011, the latest practicable date, 14,342,000 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	expectations regarding the involvement of our management following our initial business combination;

•
estimates regarding the operating expenses of our business before the consummation of our initial business combination and the beliefs that we will have sufficient funds to operate for the next 18 months, or 21 months pursuant to the automatic period extension, assuming that our initial business combination is not consummated during that time;

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	officers’ and directors’ ability to generate a number of potential investment opportunities;

•	public securities’ potential liquidity and trading;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•
other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

We have based the forward-looking statements contained in this Annual Report on Form 10-K on our current expectations and beliefs concerning future developments and their potential effects on us. We can offer no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “us,” “we” and “our” refer to Universal Business Payment Solutions Acquisition Corporation.

Item 1.   Business

Introduction

We are a blank check corporation organized under the laws of Delaware on November 12, 2010. We were formed with the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses. In this Annual Report on Form 10-K, we refer to any such transaction as a business combination. While we expect to focus on the financial services industry, our search for a target business is not limited to any geographic location or industry. Pursuant to our Restated Certificate of Incorporation, we will have until November 9, 2012 or February 9, 2013, if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination prior to November 9, 2012 but are unable to consummate a business combination by that time, to consummate a business combination or we will (1) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account including interest, less taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders.  As of September 30, 2011, our efforts have been limited to organizational activities, our initial public offering (the “Offering”) and the search for a suitable business transaction.

Our management team intends to seek opportunities to acquire one or more “platform” companies in the payment processing industry. Upon the conclusion of such acquisition(s), we anticipate that these platform companies would seek follow-on acquisitions of companies having seasoned, disciplined capabilities in related and ancillary functional areas. The management team would then seek to integrate such companies to provide customers with new, related products and services that we believe would add value to our customers’ businesses and our relationships with such customers. At the same time, our team would explore opportunities to lever our extensive knowledge and experience in payments infrastructure to introduce new and valuable payment products and applications for our customers’ businesses and their customers. Finally, we intend to pursue follow-on acquisitions to consolidate our presence in the payments industry and related markets so as to leverage the benefits our innovations and achieve attractive economies of scale. We believe the implementation of this business strategy will enable us to achieve rapid growth and provide superior returns to our shareholders.

Significant Activities Since Inception

A registration statement relating to the Offering was declared effective by the SEC on May 9, 2011. On May 13, 2011, we sold 12,000,000 units in the Offering at a price of $6.00 per unit.  Each such unit consists of one share of our common stock, $.001 par value per share, and one common stock purchase warrant.  Each such warrant entitles the holder to purchase one share of common stock at a price of $6.90. The warrants will become exercisable on the later of (1) May 9, 2012 and (2) the consummation of a business combination and will expire on the earlier of (1) five years from the date on which a business combination is completed, (2) the liquidation of the trust account if we have not completed a business combination within the required time periods or (3) earlier upon redemption.  We may redeem the warrants at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $9.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

Concurrently with the closing of the Offering, our initial stockholders committed to purchase 6,240,000 warrants at a price of $0.50 per warrant, for an aggregate purchase price of $3,120,000, in a private placement.  In addition, EarlyBirdCapital, Inc., representative of the several underwriters of the Offering (“EarlyBirdCapital”), or its designees committed to purchase 720,000 warrants on the same terms for an aggregate purchase price of $360,000 (the “EBC Warrants”). All of the proceeds we received from the purchase of these warrants was placed in the trust account described below. The warrants issued to our initial stockholders and EarlyBirdCapital are identical to the warrants offered by us in the Offering, except that such warrants are non-redeemable and may be exercised on a cashless basis so long as such warrants are held by the individuals who acquire them or their affiliates. We also agreed to sell to EarlyBirdCapital for $100, as additional compensation, an option to purchase up to a total of 600,000 units at a price of $6.60 per unit. The units issuable upon exercise of the unit purchase option are identical to those offered by us in the Offering.

On May 13, 2011, we received net proceeds of approximately $69,366,994 from the Offering and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering.  An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of warrants to our initial stockholders and the underwriters of the Offering) is being held in a trust account for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first business combination, (ii) the Company’s failure to consummate a business combination within the prescribed time and (iii) such time as the Company’s common stock trades at or below $5.75 per share, subject to certain criteria discussed below.  In the event that our common stock trades at or below $5.75 per share, there will be released to the Company from the trust account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares).

We granted the underwriters of the Offering a 45 day option to purchase up to an additional 1,800,000 units to cover over-allotments, if any.  The underwriters elected not to exercise the over-allotment option and the over-allotment option expired on June 27, 2011. Upon the expiration of the over-allotment option, 450,000 shares of our common stock were forfeited by our initial stockholders and such shares were subsequently cancelled.

On May 10, 2011, our units commenced trading on the NASDAQ Capital Market under the symbol “UBPSU”.  Holders of our units were able to separately trade the common stock and warrants included in such units commencing on August 8, 2011 and the trading in the units has continued under the symbol UPBSU. The common stock and warrants are quoted on the NASDAQ Capital Market under the symbols “UBPS” and “UBPSW”, respectively.

Investment Criteria

We have identified the following general attributes that we believe to be important in evaluating prospective target businesses. We expect to use this framework to consider target company candidates. We may decide, however, to enter into a business combination with one or more target businesses that do not possess all or even a significant number of these attributes if we identify an attractive target business lacking such attributes and determine that it would be in the best interests of our stockholders to pursue such opportunity.

•
Long-Term Growth Outlook.  We intend to focus on companies that have a platform for growth that could be enhanced by becoming a public company. In particular, we believe that technology-oriented companies, such as those applying technological solutions to address the payment processing needs of small businesses, have a strong growth outlook. In addition to financing organic growth and the introduction of new products and services, we expect that publicly traded stock would serve as an effective currency for strategic acquisitions of complementary businesses.

•
Platform for Strong and Experienced Management Team.  We believe that no single factor determines success more than the quality of the executive leadership team. We will seek to acquire one or more businesses that either have strong, experienced management teams or that provide an attractive platform on which we can assemble an effective and experienced management team. We intend to focus on management teams with a proven track record of delivering revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of Mr. Shah and our other officers and directors will complement, but not replace, a target’s management team.

•
Culture of Merit.  In recent years, business entities have focused increasingly on their corporate cultures and values. We believe that most successful businesses establish a culture of merit that requires the identification and measurement of corporate goals, open communication among executives and employees related to such goals and unambiguous accountability regarding results. We will seek target businesses that demonstrate a culture of merit in rewarding high performing employees and managers, a strong industry reputation and managers focused on recruiting and retaining talented employees.

•
Competitive Edge.  We believe that companies focused on generating positive cash flow from high operating leverage, lean operations, outsourcing of non-critical activities and a performance-based organization and compensation regime create a competitive edge in the financial services industry. This competitive edge often manifests itself through an ability to introduce new products and services on an established infrastructure platform, as well as through successful integration of advanced technology in operations. Accordingly, we intend to favor target businesses which seek increased market share and profitability through judicious investments and continual process improvements.

•
Strong Competitive Industry Position.  We will seek to acquire businesses that have strong fundamentals and operate within well-defined, defensible sub-segments of the financial services industry. Toward that end, we expect to evaluate factors such as industry growth rate, competitive dynamics, consolidation pressures, capital needs and barriers to entry. We intend to focus on companies that have a leading or niche market position in their market by virtue of incumbent expertise or specialized technology. We will seek to acquire businesses that demonstrate such advantages as compared to their competitors, which may help to protect their market position and sustain or enhance profitability over time.

Regulation

Because we intend to acquire, or acquire control of, one or more operating businesses in the financial services industry following our initial business combination, we expect to become subject to one of the regulatory regimes that govern the business or businesses we acquire. The U.S. financial services industry is subject to extensive regulation. Many regulators, including federal and other governmental agencies and self-regulatory organizations, as well as state and provincial securities commissions, insurance regulators and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in censure, fine, the issuance of administrative orders, such as orders denying exemptions, cease-and-desist orders, prohibitions against engaging in some lines of business, suspension or termination of licenses or the suspension or expulsion of a dealer, broker-dealer, investment adviser or insurance distributor. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers, policy holders and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities.

Payment processing companies domiciled or operating in the United States are subject to extensive regulation and supervision by varying federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as individuals whose information is being transmitted. Accordingly, examples of regulatory requirements to which we may become subject, depending on the nature of the operating business or businesses we acquire, generally include the Dodd Frank Wall Street Reform and Consumer Protection Act, the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Electronic Fund Transfer Act, the Health Insurance Portability and Accountability Act, the USA Patriot Act of 2001, the Gramm-Leach-Bliley Act and various federal and state consumer protection and privacy laws. Depending on our initial business combination, we may become subject to additional federal and state regulations. In addition, changes in current laws or regulations and future laws or regulations may substantially restrict the nature of the business or businesses we may acquire.

Effecting a Business Combination

General

Pursuant to our Restated Certificate of Incorporation, we will seek stockholder approval before we effect an initial business combination, even if the nature of the business combination is such that it would not ordinarily require stockholder approval under Delaware law. In connection with such vote, a majority of our issued and outstanding common stock (whether or not held by public stockholders), present in person or by proxy, will constitute a quorum. In connection with the vote on any initial business combination, all of our initial stockholders have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement will not apply to shares included in units purchased in the Offering or any shares purchased following the Offering in the open market by any of our initial stockholders. We view this requirement to seek stockholder approval of an initial business combination as an obligation to our stockholders, and we will not take any action to amend or waive this provision in our Restated Certificate of Incorporation. We intend to consummate our initial business combination only if (1) a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial business combination (which includes votes relating to shares included in units purchased in the Offering or purchased following the Offering in the open market by our initial stockholders) and (2) less than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) of the 12,000,000 shares of common stock sold in the Offering  are redeemed in connection with such business combination. If we continue to exercise our right to repurchase up to 50% of the shares sold in the Offering, the redemption threshold will be further reduced in direct proportion to the percentage of shares purchased by us. In this event, we would disclose the number of shares purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with the vote to approve a business combination. Additionally, under our Restated Certificate of Incorporation, our initial business combination must be with a target business whose collective fair value is at least equal to 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Offering are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our company are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous possible candidates for a potential business combination. Prospective business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. We anticipate that additional candidates will continue to be presented in such a manner. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since this prospectus is publicly available and sources will therefore know that we are searching for target businesses. Our officers and directors, as well as their affiliates and network of entrepreneurs, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event, however, will we pay any of our existing officers, directors, or shareholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination. We have initially engaged the services of certain professional firms that specialize in business acquisitions, and we may continue to engage such firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. All current agreements of this type are non-exclusive and call for a finder’s fee only to be paid upon successful completion of a transaction.  Our management has experience in evaluating transactions, but we expect they will retain advisors as they deem necessary to assist them in their due diligence efforts. If we become aware of a potential business combination outside of the industries which our officers and directors have their most extensive experience, it is more likely that our management would retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us or a target business prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors or stockholders, we would do so only if we obtained an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our unaffiliated stockholders from a financial point of view.

We will not acquire an entity with which any of our officers or directors, through their other business activities, is currently having acquisition or investment discussions. Additionally, we do not anticipate (1) acquiring an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the recent past, (2) acquiring an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of our officers or directors or (3) entering into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial stockholders or their affiliates acquire the remaining portion of such target business. However, if we determine to enter into such a transaction, we are required to obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination.  In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will seek to have all prospective target businesses execute agreements waiving any claim of any kind they may have in or to any monies held in the trust account.  To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We have engaged EarlyBirdCapital, the representative of the several underwriters of the Offering, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms (but not for purposes of locating potential target candidates for our business combination). We anticipate that these services will include assisting us with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. In consideration for these services, we will pay EarlyBirdCapital a cash fee at the closing of our business combination of $2,070,000.

Negotiations with a Target Business

We have engaged in initial negotiations with two potential target businesses.  While we anticipate consummating a business combination with a target business, we have not yet entered into a definitive agreement for a business combination and there can be no assurances that we will be successful in negotiating with any target business opportunity, including the target businesses with which we have had negotiations to date.

Lack of Business Diversification

At least initially, the prospects for our success may be entirely dependent upon the future performance of a single business due to the complications associated with acquiring multiple businesses, as discussed further below. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to concurrently acquire several businesses and such businesses are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place concurrently with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Limited available information for privately-held target companies

In accordance with our acquisition strategy, it is likely that we will seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we will be required to rely on the ability of our officers and directors to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Limited resources and significant competition for business combinations

We will encounter intense competition from entities having a business objective similar to ours, including other blank check companies and private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a business combination, while our obligation to redeem for cash the shares of common stock held by public stockholders who elect redemption may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will liquidate.

Stockholder vote to approve a business combination

Pursuant to our Restated Certificate of Incorporation, we will seek stockholder approval before we effect an initial business combination even if the nature of such business combination would not ordinarily require stockholder approval under Delaware law. In connection with such vote, a majority of our issued and outstanding common stock (whether or not held by public stockholders), present in person or by proxy, will constitute a quorum. In connection with the vote required for any business combination, all of our initial stockholders have agreed to vote the shares owned by them immediately before the Offering in accordance with the majority of the shares voted by the public stockholders. This voting arrangement will not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders. We view this requirement to seek stockholder approval of an initial business combination as an obligation to our stockholders, and we will not take any action to amend or waive this provision in our Restated Certificate of Incorporation. We intend to consummate our initial business combination only if (1) a majority of the shares voted by the public stockholders are voted in favor of the initial business combination (which includes votes relating to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders) and (2) less than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) of the 12,000,000 shares of common stock sold in the Offering are redeemed in connection with such business combination. If we continue to exercise our right to repurchase up to 50% of the shares sold in the Offering, the redemption threshold will be further reduced in direct proportion to the percentage of shares purchased by us. In this event, we would disclose the number of shares purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with the vote to approve a business combination.

Notwithstanding the foregoing, a public stockholder, together with any affiliate or other person acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”)) will be restricted from seeking redemption rights with respect to 10% or more of the shares sold in the Offering. We believe this restriction will prevent stockholders from accumulating large blocks of shares and using the redemption rights as a means to force us to purchase their shares at a premium to the then-current market price. By limiting a stockholder’s ability to redeem more than 10% of the shares sold in the Offering, we believe we have limited the ability of a small group of stockholders to block an initial business combination which is favored by other public stockholders.

If holders of shares sold in the Offering indicate an intention to vote against a proposed business combination and/or seek redemption of their shares for cash, we may negotiate arrangements to provide for the purchase of such shares at the closing of the business combination using funds held in the trust account. Our sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke any prior election to redeem shares. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per-share pro rata portion of the trust account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed registered business combination and that holders of fewer than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) of the shares sold in the Offering demand redemption of their shares for cash where it appears that such requirements would otherwise not be met. All shares purchased pursuant to such arrangements would be voted in favor of the proposed registered business combination by the holders and then sold to us at the closing of the transaction and immediately cancelled. No such arrangements currently exist.

Permitted Purchases of Shares in Connection with Stockholder Vote

In connection with seeking stockholder approval of our initial business combination, prior to the consummation of such business combination, there can be released to us from the trust account amounts necessary to purchase up to an average of $1.9 million worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering.  Such purchases were eligible to commence on July 10, 2011 pursuant to a share repurchase plan entered into between the Company and Morgan Stanley & Co. Incorporated.  The share repurchase plan between the Company and Morgan Stanley & Co. Incorporated was terminated by mutual agreement of the parties on August 8, 2011 and a new share repurchase plan was simultaneously entered into between the Company and Ladenberg Thalmann (the “Share Repurchase Plan”).  The Share Repurchase Plan will end on the date on which the Company announces the execution of a definitive agreement for a business combination. Purchases will be made only in open market transactions pursuant to the Share Repurchase Plan which requires the Company to maintain a limit order for the shares at $5.75 per share during the purchase period. This Share Repurchase Plan will remain in place until the maximum number of shares has been purchased under such plan or the Share Repurchase Plan expires by its own terms. It is intended that purchases will comply with the technical requirements of Rule 10b-18 (including timing, pricing and volume of purchases) under the Exchange Act, although purchases may not actually be effected under Rule 10b-18, including as a result of an independent broker-dealer effectuating purchases under the Share Repurchase Plan. All shares purchased by the Company will be cancelled and resume the status of authorized but unissued shares of the Company.

Such open market purchases seek to minimize any disparity between the market price of our common stock and the per-share amount held in the trust account. If the market price of our shares falls below the per-share trust amount, this could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against our initial business combination and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable investors to block a business combination regardless of its merits by making it difficult to obtain the approval of a majority of the shares voted on such business combination.

As a result, there would be fewer shares outstanding following such open market purchases and therefore the number of shares that would be required to be voted in favor of any potential business combination for such transaction to be approved would be reduced. Furthermore, because the shares which may be purchased by us in open market transactions will be purchased at prices no greater than $5.75 per share and $5.75 per share is less than the $6.06 per share we are initially holding in trust, stockholders who vote in favor of a proposed business combination and seek redemption, either in connection with a registered business combination or a pre-business combination tender offer, will receive a pro rata share of the difference between $6.06 per share and the purchase price we paid for the shares we purchase in such open market transactions. However, if we made such purchases, we would have less cash immediately available to us to complete a proposed business combination and therefore may be required to obtain third-party financing.

As of September 30, 2011, in accordance with our Share Repurchase Plan, we have repurchased 658,000 shares of our common stock at an aggregate purchase price of $3,796,682, including $13,282 in related commissions and fees.

The following chart illustrates how the repurchases of units will impact the redemption threshold, taking into account repurchases through September 30, 2011:

Units sold in the Offering	12,000,000
	Assumed subunits repurchased in aftermarket
	(as a percent of common shares issued in the Offering)

	Actual	Assumed	Assumed	Assumed	Assumed	Assumed
	Repurchases (1)	Repurchase	Repurchase	Repurchase	Repurchase	Repurchase
Percentage of shares repurchased
in aftermarket	5.48%	10.00%	20.00%	30.00%	40.00%	50.00%
Number of shares repurchased	658,000	1,200,000	2,400,000	3,600,000	4,800,000	6,000,000
Remaining shares	11,342,000	10,800,000	9,600,000	8,400,000	7,200,000	6,000,000
Amount held in trust	$72,720,000	$72,720,000	$72,720,000	$72,720,000	$72,720,000	$72,720,000
Amount expended on share
repurchases (2)	$3,796,682	$6,924,000	$13,848,000	$20,772,000	$27,696,000	$34,620,000
Remaining amount held in trust (3)	$68,923,318	$65,796,000	$58,872,000	$51,948,000	$45,024,000	$38,100,000
Number of shares redeemable
pursuant to redemption
threshold	10,516,291	9,976,378	8,781,788	7,588,639	6,397,598	5,209,813
Redemption Price	6.08	6.09	6.13	6.18	6.25	6.35
Redemption threshold	87.6%	83.1%	73.2%	63.2%	53.3%	43.4%
Funds expended on redemption	$63,905,632	$60,778,314	$53,854,314	$46,930,314	$40,006,314	$33,082,314
Remaining funds	$5,017,686	$5,017,686	$5,017,686	$5,017,686	$5,017,686	$5,017,686

(1) Assumes repurchases through September 30, 2011
(2) Assumes a repurchase price of $5.75 per share plus commissions and fees
(3) Does not include any interest earned or other earnings on investment of funds in the trust

Redemption Rights

Our Restated Certificate of Incorporation provides that our public stockholders will be entitled to cause us to redeem their stock for cash in connection with a business combination.

Public stockholders will be entitled to redeem their stock for a pro rata interest in the trust account, regardless of whether they vote for or against the business combination. If, in connection with the exercise of redemption rights, we have required public stockholders to deliver their stock certificates prior to a vote, we will promptly return such certificates to each tendering public stockholder in the event the business combination is not approved. This redemption right is only available to public stockholders (excluding our initial stockholders to the extent that they hold shares included as part of the units sold in the Offering). Our initial stockholders have agreed not to seek redemption of any shares of common stock owned by them, directly or indirectly, whether acquired by them prior to the Offering or purchased by them in the Offering or in the aftermarket.

Our initial business combination will not be completed if more than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) of the 12,000,000 shares of common stock sold in the Offering are redeemed in connection with such business combination. If we continue to exercise our right to repurchase up to 50% of the shares sold in the Offering, the redemption threshold will be further reduced in direct proportion to the percentage of shares purchased by us. In addition, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. In this event, we would disclose the number of shares purchased by us and the revised redemption threshold in the materials distributed to our shareholders in connection with the vote to approve a business combination. A public stockholder, together with any affiliate or any other person acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) with such public stockholder will be restricted from seeking redemption rights with respect to 10% or more of the shares sold in the Offering. We believe this restriction will prevent stockholders from accumulating large blocks of shares and using the redemption right as a means to force us to purchase their shares at a premium to the then current-market price. By limiting a stockholder’s ability to redeem more than 10% of the shares sold in the Offering, we believe we have limited the ability of a small group of stockholders to block an initial business combination which is favored by other public stockholders.

An eligible stockholder may request redemption at any time after we mail to stockholders the registration statement/proxy solicitation materials in connection with our initial business combination and before the business day immediately preceding the consummation of such business combination.

Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (1) tender their certificates to our transfer agent at any time through the business day immediately preceding the consummation of the proposed business combination or (2) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge a tendering broker $45, and it will be at the broker’s discretion whether to pass this cost on to the redeeming holder.

The registration statement/proxy solicitation materials that we will furnish to stockholders in connection with our initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a public stockholder would have from the time of the receipt of such materials through the business day immediately preceding the consummation of the proposed initial business combination to deliver his shares if he wishes to exercise his redemption rights. The length of this time period will vary depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Accordingly, we will only require stockholders to deliver their certificates prior to the consummation of the initial business combination if we give stockholders at least two weeks between the mailing of the registration statement/proxy solicitation materials and the business day immediately preceding the consummation of the business combination.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be the broker’s decision whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise redemption rights to tender their shares prior to the business day immediately preceding the consummation of the business combination — the need to deliver shares is a requirement of redemption regardless of the timing of when such delivery must be effectuated. However, if the proposed business combination is ultimately rejected and we are unable to complete another business combination, such fee would have been incurred unnecessarily.

A request for redemption, once made, may be withdrawn at any time up to the business day immediately preceding the consummation of the initial business combination, unless the registration statement/proxy materials specify a different date. Furthermore, if a stockholder delivers his certificate for redemption and subsequently decides (prior to the date immediately preceding the consummation of the business combination) not to elect redemption, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock still have the right to exercise any warrants they still hold.

If the initial business combination is not approved or completed for any reason, then public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares. In such case we will promptly return any certificates delivered for redemption to the appropriate public stockholder.

Subsequent Liquidation of Trust Account if No Business Combination

Our Restated Certificate of Incorporation provides that if we fail to consummate a business combination by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, this will trigger the automatic liquidation of the trust account. We view this provision requiring the liquidation of the trust account by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to retain the amounts in trust for a longer period of time. Our Restated Certificate of Incorporation also provides that we will liquidate pursuant to Section 278 of the Delaware General Corporation Law and our corporate existence will cease except for the purpose of winding up our affairs. In that event, we will use our best efforts to cause the funds held in the trust account to be distributed to our public stockholders within five business days following the applicable liquidation date.

If we have not presented to public stockholders a proposed business combination within the required time periods, public stockholders will be entitled to receive a pro rata interest in the trust account (which aggregate amount is initially anticipated to be approximately $6.06 per share, plus any pro rata interest earned on the trust account not previously released to us) plus any net assets (subject to our obligation under Delaware law to provide for claims of creditors as described below).

The distribution of our assets in liquidation must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we can distribute any assets to the public stockholders. We cannot assure you that we will have sufficient funds to provide for all creditors’ claims or that we will properly assess all claims that may be brought against us. As a result, our stockholders may potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment if we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers including any third parties we engage to assist us with our search for a target business) and prospective target businesses execute agreements waiving any claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that such persons will execute such agreements. Even if they execute such agreements, we can offer no assurance that such persons will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable.

Mr. Shah has agreed that if we liquidate prior to the consummation of a business combination, he will be personally liable to ensure that the proceeds in the trust account are not reduced below $6.06 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Accordingly, if a claim does not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Mr. Shah would not have any personal obligation to indemnify such claims, as they would be paid from such available funds. However, if a claim exceeds such amounts, only an enforceable waiver executed by such creditor would excuse Mr. Shah from his obligation to pay such claim. We have reviewed Mr. Shah’s financial information and believe he will be able to satisfy indemnification obligations that may arise. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Furthermore, if he refused to satisfy his obligations, we would be required to bring a claim against him to enforce our indemnification rights. Furthermore, as our board cannot waive these indemnification obligations because it would be a breach of their fiduciary obligations, if he refused to satisfy his obligations, we would be required to bring a claim against him to enforce our indemnification rights. Accordingly, although such agreements are legally binding obligations on Mr. Shah, we may have difficulty enforcing our rights under such agreements and the actual per-share liquidation price could be less than $6.06, due to claims of creditors.

We will pay the costs of liquidating from our remaining assets outside of the trust account. If such funds are insufficient, Mr. Shah agreed contractually to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000).

Under Delaware law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not consummate our initial business combination by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, may be considered a liquidation distribution under Delaware law. The distribution of our assets in contemplation of liquidation must provide for all claims against us to be paid in full or for us to make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. We cannot assure you that we will have access to funds sufficient to pay or provide for all creditors’ claims. Furthermore, a liquidator of the company might seek to hold a stockholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Additionally, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Liquidation of the Company

If we have not completed an initial business combination by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, we will liquidate pursuant to Section 278 of the Delaware General Corporation Law and our corporate existence will cease except for the purposes of winding up our affairs. We will distribute to all of our public shareholders on a pro rata basis an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to redeem their shares for cash upon our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Sections 280 and 281 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to shareholders, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our shareholders as soon as reasonably possible after our corporate existence ceases and, therefore, we do not intend to comply with those procedures. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public shareholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per share distribution from the trust account could be less than approximately $6.06 per share, due to claims or potential claims of creditors.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Furthermore, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least approximately $6.06 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter competition from other entities having a business objective similar to ours. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. We will only have access to approximately $72 million in our trust account to consummate a business combination. Accordingly, if we locate a target business that is valued at substantially more than $72 million and the sellers of that target business wish to be paid in cash, we will be forced to obtain third party financing to complete such a transaction. There is no assurance that such financing will be available to us on terms acceptable to us or at all. Other blank check companies whose trust accounts are significantly larger than ours would not have the same problem in financing such a transaction. Accordingly, this inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. Furthermore, our ability to issue our securities in connection with any business combination would allow us to complete a business combination with a much larger target business. The following also may not be viewed favorably by certain target businesses:

•
our obligation to redeem for cash shares of common stock held by our public stockholders to such holders that exercise their redemption rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and unit purchase option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.
If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our business) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote an average of approximately 25 – 30 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination

Item 1A. Risk Factors

We are a development stage company with no operating history. Accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the financial services industry (excluding depository institutions).  We will not generate any revenues until, at the earliest, after the consummation of an initial business combination.

We may not be able to complete a business combination within the required time frame, in which case we would be forced to liquidate and our public stockholders may receive less than $6.06, and our warrants will expire worthless.

If we are unable to complete a business combination by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, we will be forced to liquidate. We cannot assure you that we will be able to consummate a business combination with a suitable target business within the required timeframe. If we are forced to liquidate, the per-share liquidation distribution may be less than $6.06 as a result of (1) any claims that may be made against the trust account, (2) any amounts released to us to purchase shares under our share repurchase program, (3) any interest earned on the amount held in trust that has been released to us to pay taxes and fund working capital requirements. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet all of such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with all of our general criteria and guidelines.

We have identified strong track records and cash flow characteristics, a strong competitive position, experienced management and diversified customer and supplier bases as general criteria and guidelines for evaluating prospective target businesses, but a target business with which we enter into a business combination may not have all of these attributes, and we may consider additional attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. We intend to discuss the criteria that we consider in connection with a proposed business combination in the proxy statement soliciting stockholder approval for such transaction. If we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

We will be required to have a stockholder vote to approve the business combination and will offer each public stockholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

In connection with stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock redeemed for cash for a full pro rata interest in the trust account (initially anticipated to be approximately $6.06 per share), regardless of whether such public stockholder votes any or all such shares in favor of our proposed registered business combination. We may proceed with a business combination as long as less than 93.1%  (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) (or such threshold as appropriately reduced) of the shares sold in the Offering are redeemed in connection with such business combination. If we continue to exercise our right to repurchase up to 50% of the shares sold in the Offering, the redemption threshold will be further reduced in direct proportion to the percentage of shares purchased by us. Accordingly, a substantial number of public stockholders may exercise their redemption rights, and we could still consummate a proposed business combination. This is different than many other recent blank check companies with respect to which stockholders are offered a right to redeem their shares only if they vote against a proposed business combination.

Our ability to effect a business combination successfully and to operate successfully thereafter will depend upon the efforts of our key personnel, some of whom may join us following a business combination and none of whom is presently party to an employment or consulting agreement. Such key personnel may leave the Company prior to a business combination. While we intend to scrutinize closely any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to effect a business combination successfully will depend upon the efforts of our key personnel, none of whom is party to an employment or consulting agreement requiring involvement with us through completion of a business combination and some of whom may leave prior to a business combination. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, some or all of the management of the target business may remain in place. While we intend to scrutinize closely any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which could adversely affect our operations.

Unlike many other blank check companies, we allow up to one share less than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) of the total number of shares underlying units sold in the Offering to exercise their redemption rights. This redemption threshold could be significantly lowered based on the number of shares repurchased by the Company pursuant to the Share Repurchase Plan, or based on the terms of our initial business combination. The redemption threshold could make it easier for us to consummate a business combination with which you may not agree and could result in more money from the trust account being used to pay for redemptions than in other blank check companies and very little money remaining for use following consummation of a business combination.

Each public stockholder (other than the initial stockholders) will have the right to have their shares of common stock redeemed for cash if an initial business combination is approved and consummated. We expect to consummate the initial business combination only if less than the redemption threshold is redeemed in connection with such business combination. However, a public stockholder, together with any affiliate of his or any person with whom such public stockholder is acting in concert or as a “group” (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act), will be restricted from seeking redemption with respect to more than 10% of the shares sold in the Offering on a cumulative basis. In the past, many blank check companies have had redemption thresholds of between 20% and 40%, which makes it more difficult for such companies to obtain the requisite level of stockholder participation so as to consummate a business combination. Therefore, because we permit a larger number of stockholders to exercise their redemption rights, it will be easier for us to consummate a business combination with a target business in the face of strong stockholder dissent, and we have reduced the likelihood that a small group of investors holding a significant block of our shares of common stock will be able to stop us from completing a business combination that is otherwise favored by our public stockholders. Nevertheless, because our redemption threshold could be lowered, the percentage of shares that may be redeemed could be as low or lower than most blank check companies. Therefore, substantial purchases of shares under our Share Repurchase Plan will make it more difficult to consummate our initial business combination in the face of strong shareholder opposition. Likewise, if the terms of our proposed initial business combination require a certain amount of cash in trust in order to consummate the business combination, the possibility that we will not be able to complete a business combination would be increased. Depending on the number of public shares that are redeemed in connection with a business combination, we may have very little money in our trust account with which to consummate a business combination. Such a development may result in our having to obtain additional financing to consummate our initial business combination, result in less money being available for use as working capital following a business combination or result in our failure to consummate a business combination.

Because of our limited resources and the significant competition for opportunities, we may not be able to consummate an attractive business combination or any business combination.

Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty. We expect to encounter intense competition for potential target businesses from other blank check companies and entities other than blank check companies that have a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations. Many of these competitors also possess greater technical, human and other resources than we do, and our financial resources are relatively limited when contrasted with many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives other companies an advantage in pursuing the acquisition of some target businesses. In addition,

•	the redemption of shares of common stock held by our public stockholders into cash may reduce the resources available to us to fund a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. Therefore, we do not know if the net proceeds of the Offering will be sufficient to allow us to consummate a business combination. If the net proceeds of the Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to redeem for cash a significant number of shares from dissenting stockholders, we will have to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. Any failure on our part to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our shares of common stock and make it more difficult to effect a business combination.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of our outstanding warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. These securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our stockholders exercise their registration rights with respect to our securities, this is likely to adversely affect the market price of our shares of common stock, and the existence of such rights may make it more difficult for us to effect a business combination.

The purchasers of the insider warrants and the EBC Warrants are entitled to demand that we register the resale of their insider warrants, EBC Warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals and entities exercise their registration rights with respect to all of their securities, then there will be an additional 3,000,000 shares of common stock and 6,960,000 warrants (as well as 6,960,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market will have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

We may not obtain an opinion from an unaffiliated third party as to the fairness of the transaction to our stockholders.

We are not required to obtain an opinion from an unaffiliated third party that the price we are paying is fair to our public stockholders from a financial point of view unless we seek to (i) acquire an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions in the past; (ii) consummate an initial business combination with an entity which is, or has been within the past five years, affiliated with any of our officers, directors, initial stockholders or their affiliates, including an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with such individuals; or (iii) enter into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial stockholders or their affiliates acquire the remaining portion of such target business. If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  Although we have no commitment as of December 22, 2011, the latest practicable date, we may issue a substantial number of additional shares of common or preferred stock, or a combination thereof ordinary, to complete a business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may effectively subordinate the rights of holders of shares of common stock if we issue preferred stock with rights senior to those afforded to our shares of common stock;

•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect our ability to use our net operating loss carry forwards, if any; and

•	may adversely affect prevailing secondary market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets after a business combination if our operating revenues are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require us to maintain specified financial ratios or reserves without a waiver or renegotiation of those covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing if a debt security that we issue contains covenants restricting our ability to obtain such financing while such debt security remains outstanding.

Our negotiating position and our ability to conduct due diligence on potential business combination targets may decrease as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination that would produce value for our stockholders.

Pursuant to our Restated Certificate of Incorporation, we must complete our initial business combination by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, or liquidate. As such deadline nears, our need to consummate an initial business combination with a target business will increase, which may decrease our negotiating leverage to obtain the best possible deal. In addition, such time restraint may limit the time we have to conduct due diligence and, as a result, our due diligence investigation may not be as detailed as would otherwise be the case.

Following the business combination we may discover or otherwise become aware of adverse information regarding our acquired business, and we may be required subsequently to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price. Any such development could cause you to lose some or all of your investment.

We intend to conduct a due diligence investigation of any business we consider. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, we cannot assure you that this process will identify all material issues that may be present inside a particular target business, or that factors outside of the target’s business and our control will not later arise. If our due diligence investigation fails to identify material issues relating to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if these charges may be non-cash items and may not adversely affect our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming debt held by a target business or by virtue of our otherwise obtaining debt financing.

Our officers and directors will allocate their time to other businesses, thereby creating potential conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs. This could create a conflict of interest when they allocate their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of our business combination. All of our executive officers are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, this could limit the time they devote to our affairs and could have a negative impact on our ability to consummate a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern will depend on securing additional financing. If the amount outside the trust account available for working capital is insufficient to pay our costs and expenses, we may be required to raise additional capital through loans or additional investments from our initial stockholders, officers, directors or third parties, the amount, availability and cost of which is currently unascertainable. None of our initial stockholders, officers or director is under any obligation to advance funds to, or invest in us. Accordingly, we may not be able to obtain additional financing. If we do not have sufficient proceeds to fund our initial business combination and are unable to obtain additional financing, we may be required to liquidate prior to consummating our initial business combination. Except for a small amount of interest income, we have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business combination. We do not know when or if a business combination will occur. These factors raise substantial doubt about our ability to continue as a going concern.

If we are unable to consummate a business combination, our public stockholders could be forced to wait until February 9, 2013 before receiving liquidation distributions.

We have until November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior to that date and then only in cases where investors have sought redemption of their shares. Only if we are unable to complete a business combination prior to the expiration of this time period will public stockholders become entitled to distributions from the trust account. Accordingly, investors’ funds may be unavailable to them until or after such date.

The liquidity of our securities in the open market may be reduced.

Under our Restated Certificate of Incorporation, the trustee can release to us from the trust account amounts necessary to purchase up to an average of $1.9 million worth of shares each month up to the aggregate amount of 3,000,000 shares.  Additionally, we may redeem up to one share less than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) of the shares of common stock issued in the Offering. Purchases or redemptions by us of our shares, including the shares repurchased to date, may result in significantly fewer public shares being issued and outstanding. Continued repurchases or redemptions would, in turn, significantly reduce the liquidity of our securities, including our public shares that are not redeemed. As of September 30, 2011, we have repurchased 658,000 shares of our common stock according to our Share Repurchase Plan.

If the net proceeds of the Offering not being held in trust are insufficient to allow us to operate for at least the next 18 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest to be earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate at least until November 9, 2012, assuming that we do not consummate a business combination during that time. Our estimates are based on our own expectation that we will undertake in-depth due diligence only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. However, we cannot assure you that our estimates will be accurate. Since we will initially only have $250,000 available outside of the trust account, we will rely on interest earned on funds held in trust for our working capital.  While we are entitled to have released to us for working capital purposes interest earned on the funds in the trust account, the current low interest rate environment may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. None of our initial stockholders officers or directors is under any obligation to advance funds to us in such circumstances. If sufficient interest is not earned from funds held in the trust account and we are unable to find alternative financing, we will not have sufficient capital to consummate a business combination.

We may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of such funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into a letter of intent under which we pay for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We could use resources in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other service providers. If we do not decide to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including those beyond our control such as if 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) (or such threshold as appropriately reduced) or more of the shares sold in the Offering are redeemed in connection with such business combination. Any such event would result in us having fewer resources for subsequent attempts to locate and combine with another business.

We may acquire a target business that is financially unstable or in its early stages of development or growth.

We may acquire a target business that is financially unstable or in its early stages of development or growth. Financially unstable and early stage companies are subject to a variety of risks, including the risk that they may incur net losses, may require significant additional capital expenditures, may be more susceptible to general economic downturns or may require significant amounts of additional financing. The incumbent management of such target businesses may be ill-equipped or incapable of leading the company’s growth. It may also be difficult to forecast accurately the revenues and to plan for the operating expenses of these companies. The inability of any financially unstable or early stage company that we acquire to perform according to our forecasts and projections could have a material adverse effect on our business, financial condition and results of operations.

If third parties bring claims against us or enter into a bankruptcy proceeding, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders may be less than approximately $6.06 per share.

Placing funds in trust may not protect those funds from third party claims against us. We will seek to have all vendors and service providers we engage, and prospective target businesses with whom we negotiate, execute agreements with us waiving any claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. We cannot, however, guarantee that they will execute such agreements. Even if such persons execute such agreements with us, we can offer no assurance that such persons will not seek recourse against the trust account. In addition, a court may refuse to uphold the validity of such agreements. Accordingly, the amount held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of an initial business combination and distribute the proceeds held in trust to our public stockholders, Mr. Shah has agreed that he will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, vendors, service providers or other entities that are owed money by us for services rendered or contracted for or products sold to us. Based on representations made to us by Mr. Shah, we believe Mr. Shah will be able to satisfy any indemnification obligations that may arise. However, we have not asked Mr. Shah to reserve any funds for such an eventuality. Furthermore, our belief is based on our expectation that such indemnification obligations will be minimal because we do not expect our initial stockholders to engage vendors or service providers unless they execute a waiver. Accordingly, if that belief is incorrect, we cannot assure you that Mr. Shah will be able to satisfy his obligations or that the proceeds in the trust account will not be reduced by such claims. Furthermore, Mr. Shah will not have any liability as to (1) any claimed amounts owed to a third party who executed a waiver (including a prospective target business) and (2) any claims under our indemnity of the underwriters of this offering against certain liabilities under the Securities Act.

Additionally, if we are forced to file for bankruptcy or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account would be subject to applicable bankruptcy law and may be included in our bankruptcy estate and, as a result, be subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the amount of the initial investment.

We may only be able to complete one business combination with the proceeds of the Offering, which will cause us to depend on a single business which may offer a limited number of products or services.

It is likely that we will be able to acquire only a single business with the funds held in trust. By consummating a business combination with only a single business, our company may lack diversification after the closing of such initial business combination. This lack of diversification may subject us to numerous adverse economic, competitive and regulatory developments. Further, we would not be able to benefit from spreading of risks or offsetting of losses, unlike other entities which may have the resources to compete in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

•	depend upon the performance of a single business, or

•	depend upon the development or market acceptance of a single or limited number of products, processes or services.

Such a lack of diversification may render us vulnerable to a downturn in the particular industry in which we may operate subsequent to a business combination and have a substantial adverse impact on us.

Alternatively, if we seek to acquire several businesses concurrently, and such businesses are owned by different sellers, we will need each such seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us and delay our ability to complete a business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may amend the terms of the warrants that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by holders of a majority of the then outstanding warrants to change any term that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if a majority of the holders approve of such amendment.

All of our officers and directors own shares of common stock and warrants. These shares and warrants will not participate in liquidation distributions. Therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of common stock purchased prior to the Offering and insider warrants purchased upon consummation of the Offering. Such individuals have waived their right to redeem their initial shares of common stock or any other shares purchased in the Offering or thereafter, or to receive distributions with respect to their initial shares upon the liquidation of the trust account if we are unable to consummate a business combination. Accordingly, the shares of common stock acquired prior to the Offering, as well as the insider warrants and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. Our directors and officers are subject to the requirements of Delaware law in the discharge of their duties to us, and we expect they will uphold both their duty of care and duty of loyalty to us. However, in the discharge of their duties, the personal and financial interests of our directors and officers may influence their judgment in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our reserves for claims and liabilities to third parties are insufficient, our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them until any judgments, orders or decrees related thereto are executed fully.

Our Restated Certificate of Incorporation provides that if we fail to consummate a business combination by November 9, 2012, or February 9, 2013 if we have executed a letter of intent, memorandum of understanding or definitive agreement for a business combination within eighteen months of May 9, 2011, we will liquidate and our corporate existence will cease except for the purpose of winding up our affairs. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a liquidation. If we comply with certain procedures set forth in Sections 280 and 281 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as practicable after November 9, 2012 (or February 9, 2013 if certain criteria are met). As a result, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of:

•	all existing claims;

•	all pending claims; and

•	all claims that may be potentially brought against us within the subsequent 10 years.

Accordingly, we would be required to set aside funds to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) until any judgments, orders or decrees related thereto are executed fully, and any liability of our stockholders therefore may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file for bankruptcy or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after our liquidation commences, this may be viewed or interpreted as giving preference to our public stockholders over potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants for cash.

Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares issuable upon exercise of the warrants and a current prospectus relating to such underlying shares of common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the shares of common stock issuable upon exercise of the warrants, holders of warrants will only be able to exercise their warrants on a cashless basis and then, only if such cashless exercise is exempt from the registration requirements of the Securities Act. We do not believe that such an exemption is currently available. We may not be able to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants due to a lack of current financial information and/or insufficient resources to file a current prospectus and relating to the shares of common stock issuable upon exercise of the warrants.

Our officers, directors and their affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our directors, officers or their affiliates has been or currently is a principal of, or affiliated or associated with, a blank check company. However, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, a potential target business may be presented to another entity prior to its presentation to us, and we may not be afforded an opportunity to engage in a transaction with such target business.

Our management may negotiate employment or consulting agreements with a target business in connection with a particular business transaction. These agreements may provide for them to receive compensation following a business transaction and, as a result, may cause them to have conflicts of interest in determining whether a particular business transaction is in the best interest of our public stockholders.

Our management may not be able to remain with the company after the consummation of a business transaction unless they are able to negotiate employment or consulting agreements in connection with a business transaction. If, as a condition to a potential initial business transaction, our existing officers negotiate to be retained after the consummation of the business transaction, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of the business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. In making the determination as to whether current management should remain with us following the business transaction, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business transaction that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of the business transaction.

If our shares of common stock become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5.0 million or less, and our shares of common stock have a market price per share of less than $5.00, transactions in our shares of common stock may be subject to the “penny stock” rules promulgated under The NASDAQ Stock Market. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify risks associated with investing in “penny stocks” and describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our shares of common stock become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

The ability of our stockholders to exercise redemption rights may not allow us to consummate a desirable business combination or to optimize our capital structure.

In connection with a proposed business combination, we will offer our public stockholders (but not our initial stockholders) the right to have their shares redeemed for cash. In connection with any stockholder vote to approve a business combination, any public stockholder will have the right to demand that such his, her or its shares be redeemed for a full pro rata interest in the trust account (which amount was initially anticipated to be approximately $6.06 per share.)

Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may need to reserve part of the trust account for possible payment upon such redemption. Alternatively, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. While we have engaged in initial discussions related to obtaining third-party financing, we have not secured such financing and there is no guarantee that we will be able to do so on favorable terms, or at all.  As a result, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

If we continue to purchase shares of our common stock under our Share Repurchase Plan, the number of shares that may be redeemed in connection with our initial business combination will be reduced.

In order to ensure that our minimum net tangible assets are in excess of $5.0 million following our initial business combination, the number of shares that may be redeemed in connection with our initial business combination may be lowered significantly depending on the number of shares we have repurchased under our Share Repurchase Plan. Accordingly, it may be more difficult to obtain shareholder approval and to consummate our initial business combination if we have repurchased a large number of shares under our Share Repurchase Plan.  On August 10, 2011, we repurchased 329,000 shares of our common stock under the Share Repurchase Plan, and on September 1st, 6th, and 12th we repurchased an additional 329,000 shares in the aggregate.  To the extent that our initial business combination is not approved by our stockholders, you will not receive your pro rata portion of the trust account until we liquidate and your only source of liquidity will be to attempt to sell your shares of our common stock. In such event, you will likely have to wait longer to receive cash from your investment than if we had completed such initial business combination and you may suffer a loss on your investment.

We may require stockholders who wish to redeem their shares in connection with a proposed registered business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either: (1) tender their stock certificates to our transfer agent at any time prior to the business day immediately preceding the consummation of our business combination or (2) deliver their shares to the transfer agent electronically using the Depository Trust Company’s, or DTC, DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to facilitate this request. It is our understanding that stockholders should generally allow at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, to obtain a physical stock certificate this process may take significantly longer than two weeks. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to if a proposed business combination is not consummated.

If we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, and the related business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempt to redeem their shares will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this period, and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

At the closing of our business combination, we may use funds in our trust account to purchase, directly or indirectly, shares from holders thereof who have indicated an intention to vote against such proposed business combination, in the event such a vote is held, and/or redeem their shares.

If holders of shares sold in the Offering indicate an intention on their part to vote against a proposed business combination and/or seek redemption of their shares into cash, we may privately negotiate arrangements to provide for the purchase of such shares at the closing of the business combination using funds held in the trust account, provided that any such purchases will not change the price per share payable to holders of our shares who have properly exercised their redemption rights. The purpose of such arrangements would be to increase the likelihood that holders of a majority of our shares of common stock outstanding would vote in favor of a proposed business combination and/or that holders of fewer than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under our Share Repurchase Plan) (or such threshold as appropriately reduced) of the total number of shares sold in the Offering would demand redemption of their shares where it appears that such requirements would otherwise not be met. This may result in the approval of a business combination that would not otherwise be possible. Additionally, as a consequence of such purchases,

•	the funds in our trust account that are so used will not be available to us after the business combination; and

•
the public “float” of our shares of common stock may be reduced, and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

The staggered terms of directors on our board of directors lessens the control over us exercised by our public stockholders.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under Delaware corporate law for up to 17 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election. At any such meeting our initial stockholders, because of their significant ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert significant control over us at least until the consummation of a business combination.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria have been satisfied. If we call the public warrants for redemption, public stockholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

An investment in our shares may involve adverse U.S. federal income tax consequences because the redemption or liquidation price per share is greater than an investor’s initial tax basis in our shares of common stock.

Although we intend to take a contrary position, if our shares of common stock are not viewed as participating in our corporate growth (i.e. our future earnings or increases in our net asset values) to any significant extent (other than by reason of any “conversion” feature), due to our limited potential for corporate growth prior to a business combination, there is a risk that the Internal Revenue Service, or IRS, will assert that an investor’s entitlement to receive payments upon exercise of the investor’s redemption right or upon our liquidation in excess of the investor’s initial tax basis in our shares of common stock will result in constructive income to the investor. This could affect the timing and character of income recognition and result in U.S. federal income tax liability to an investor without such investor’s receipt of cash from us. Prospective investors should consult their own tax advisors with respect to these tax risks, as well as the specific tax consequences to them of purchasing, holding or disposing of our shares of common stock, warrants or units.

If adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

U.S. holders of units or warrants may, in certain circumstances, be deemed to have received distributions includible in income if adjustments are made to the warrants, even though holders would have not received  any cash or property as a result of such adjustments. In certain circumstances, the failure to provide for such an adjustment may also result in a constructive distribution to you. In addition, non-U.S. holders of units or warrants may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

Our executive officers’, directors’ and initial stockholders’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate a business combination, our officers, directors and initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of our working capital. Our officers, directors and initial stockholders may, as part of any business combination, negotiate the repayment of some or all of any such expenses in a manner consistent with their fiduciary duties under Delaware law. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers, directors and initial stockholders or their affiliates could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if we pay too much for the business combination target.

If the proceeds of the trust account become subject to a bankruptcy proceeding, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

Our search for a target business is not limited to a particular geographical region. If we acquire a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, which may include:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

If we are unable to adequately address these additional risks, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements, and we may not be able to enforce our legal rights.

If we acquire a target business located outside of the United States, the laws of the country in which such company operates will likely govern the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements, or remedies may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. An inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States, and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under U.S. federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles, we will not be able to complete a business transaction with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business transaction meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules.  These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our principal executive offices at Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, Pennsylvania 19087. We have agreed to pay to UBPS Services, LLC a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on the date of this prospectus and ending on the earlier of our consummation of a business combination or the liquidation of the trust account. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of a business combination or the liquidation of the trust account if we have not completed a business combination within the required time period, we will cease paying these monthly fees.

Item 3. Legal Proceedings.

There is no litigation currently pending or threatened against us or any of our officers or directors in their capacity as such.

Item 4. [Removed and Reserve]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock, warrants and units are each traded on the NASDAQ Capital Market under the symbols UBPS, UBPSW and UBPSU, respectively.  Our units commenced public trading on May 10, 2011, and our common stock and warrants commenced public trading on August 8, 2011. Prior to such dates there was no public market for our common stock, warrants or units.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the NASDAQ Capital Market.  The following table sets forth the high and low bid prices for our units for the period from May 10, 2011 through September 30, 2011 and our common stock and warrants for the period from August 8, 2011 through September 30, 2011.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
June 30, 2011	$5.75	$6.13	-	-	-	-
September 30, 2011	$5.85	$6.05	$5.75	$5.75	$.25	$.27

On December 22, 2011, the closing prices of our common stock, units and warrants were $6.00, $5.95 and $0.28, respectively.

(b) Holders

On December 22, 2011, there were 24 holders of record of our common stock, 24 holders of record of our warrants and 1 holder of record of our units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of any cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be made at the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

On May 13, 2011 we (1) completed our initial public offering of 12,000,000 units and (ii) sold 6,960,000 warrants to certain of our initial stockholders and the underwriters of our initial public offering.  We raised aggregate gross proceeds of $75,480,000 from our initial public offering, the warrant offering.  Each unit consists of one share of our common stock, par value $0.001, and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $6.90 commencing on the later of our completion of a business combination and May 9, 2012 and expires on the earlier of (i) five years from the completion of a business combination, (ii) the liquidation of the trust account if we have not completed a business combination within the required time period or (iii) earlier redemption of the warrant.  The warrants were sold in a private placement under Section 4(2) of the Securities Act.

The units were sold at an offering price of $6.00 per unit and the warrants were sold at an offering price of $0.50 per warrant, generating total gross proceeds of $72,000,000 and $3,480,000, respectively.  EarlyBirdCapital acted as the representative of the underwriters for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-17159). The SEC declared the registration statement effective on May 9, 2011.

We incurred a total of $2,160,000 in underwriting discounts and commissions in connection with our initial public offering. The total expenses in connection with the sale of our warrants in the warrant offering and the initial public offering (including the underwriter’s discounts and commissions) were approximately $2,633,006.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were approximately $72,846,994. All of the proceeds from the initial public offering and the warrant offering were placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that there can be released to us, from time to time, any interest earned on the funds in the trust account (i) that we may need to pay our tax obligations and (ii) any remaining interest that we need for our working capital requirements. The remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Through September 30, 2011, we have used $3,796,682 of the proceeds from the Offering and the sale of the EBC Warrants to repurchase 658,000 shares of our subunits in accordance with our Share Repurchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 10, 2011, we repurchased 329,000 shares of our common stock under the Share Repurchase Plan, and on September 1st, 6th, and 12th we repurchased an additional 329,000 shares in the aggregate. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan. A total of $3,796,682 was withdrawn from the Company’s trust account to complete such repurchases.  The repurchased shares were subsequently cancelled.

Item 6. Selected Financial Data

Period From November 12, 2010 (Inception) through September 30, 2011
Statement of Operations Data:
Related party expense	$47,089
Operating cost	50,186
Loss from operations	(97,275)
Interest income	7,319
Total other income	7,319
Net Loss	$(89,956)

Weighted average shares outstanding, basic and diluted	3,363,742
Basic and diluted net loss per share	$(0.03)

Balance Sheet Data (at period end):
Current assets – Cash and cash equivalents	$69,121
Cash and cash equivalents held in Trust	68,930,607
Total assets	68,999,728
Current liabilities	14,272
Accounts payable and accrued expenses	-
Total current liabilities	14,272
Common Stock, subject to possible redemption, 10,516,291 shares at redemption value	63,905,632
Total Shareholders’ Equity	5,079,824
Total Liabilities and Shareholders’ Equity	68,999,728

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.  In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a blank check company in the development stage, formed on November 12, 2010 to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses.  Although we are not limited to a particular geographic region or industry, we intend to focus on acquiring an operating business in the financial services industry. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On May 13, 2011 we consummated the Offering of 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Offering, certain of our initial stockholders and the underwriters of the Offering purchased 6,960,000 warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. We raised aggregate gross proceeds of $75,480,000 from the Offering and the warrant offering, of which $72,720,000 is being held in a trust account for our benefit. We intend to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial business combination.

On August 10, 2011, we repurchased 329,000 shares of our common stock under the Share Repurchase Plan, and on September 1st, 6th, and 12th we repurchased an additional 329,000 shares in aggregate. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan. A total of $3,796,682 was withdrawn from the Company’s trust account to complete such repurchases.  The repurchased shares were subsequently cancelled.

Results of Operations

We have not conducted any operations nor generated any revenues to date. Our entire activity since inception up to the closing of the Offering was in preparation for that event. After the Offering, our activity will be limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred a net loss of ($89,956) for the period from November 12, 2010 (inception) through September 30, 2011. Until we enter into a business combination, we will not generate revenues.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $69,121 in our operating bank account. On May 13, 2011, after the consummation of the Offering, approximately $600,000 was placed into our operating bank account to be available for use by management to cover operating costs and the costs associated with identifying a target business and negotiating a business combination. Of this amount, approximately $340,000 was used to pay accrued offering costs and $125,000 was used to repay notes held by certain of our initial stockholders.

We intend to use the approximately $69,000 of remaining net proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements. As of September 30, 2011, U.S Treasury Bills with maturities less than six month were approximately yielding under .01%. We believe such rates are representative of those we may receive on the balance of the trust account. On December 6, 2011, we issued a $50,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by Bipin Shah, our Chairman and Chief Executive Officer. The note is non-interest bearing and is payable on the earlier of December 6, 2012 or the consummation of an initial business combination.

Over the next 13 months, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating a business combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a potential business combination. Our actual costs may be higher or lower than these estimates. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as entering into contingent fee arrangements with our vendors. We may need to raise additional capital through loans or additional investments from our initial stockholders, officers, directors, or third parties. None of our initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

The net proceeds from our Offering, after deducting offering expenses of approximately $473,000 and underwriting discounts of $2,160,000, were approximately $69,366,994. Of this amount, $69,240,000, plus the $3,480,000 we received from our warrant offering, is being held in the trust account. The remaining net proceeds not in trust are being used for working capital purposes. We intend to use the net proceeds of the warrant offering and the Offering, representing our funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,070,000 payable to EarlyBirdCapital upon consummation of an initial business combination for acting as our non-exclusive investment banker for structuring and negotiating such business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target’s business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which may be incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter and year ended September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bipin C. Shah	73	Chairman of the Board of Directors and Chief Executive Officer
Richard S. Braddock	69	Director
Frederick S. Hammer	74	Director
Jonathan M. Lubert	31	Director
Robert Palmer	71	Director
Arthur F. Ryan	68	Director
Peter Davidson	58	Chief Administrative Officer

Below is a summary of the business experience of each of our executive officers and directors.

Bipin C. Shah has been the Chairman of our board of directors and Chief Executive Officer since inception. Since the sale of Genpass, Inc. to U.S. Bancorp in 2005, Mr. Shah has been a private investor, focusing on opportunities in the payments business. From 2000 to 2005, Mr. Shah was the Chief Executive Officer of Genpass, Inc. where he led the development of the MoneyPass, a surcharge-free ATM network, as well as a payroll debit card used by several large payroll companies. From 1992 until its sale to Paymentech in 1996, he was the Chief Executive Officer of Gensar, Inc., a company that specialized in the processing of restaurant debit and credit card transaction. During his tenure at Gensar, Inc., he led development of the “Tip Management System” along with other technology enhancements. From 1980 to 1991, Mr. Shah was employed by CoreStates Financial Corporation and its predecessor, Philadelphia National Bank, ultimately serving as Vice Chairman and Chief Operating Officer. While at CoreStates, Mr. Shah oversaw the acquisitions of seven ATM and point of sale businesses and was active in the development of several products for the financial services industry’s payments infrastructure, including the Money Access Center network, the introduction of debit to the point-of-sale, cash-back, and pay-at-the-pump. From 1985 to 1992, Mr. Shah served as a director of VISA USA and VISA INTERNATIONAL. Earlier in his career, he was a Senior Vice President at the Federal Reserve Bank of Philadelphia and a Senior Vice President at American Express, as well as the President of Vertex Division of MAI. Mr. Shah holds a Bachelor of Arts in Philosophy from Baldwin-Wallace College and a Masters in Philosophy from the University of Pennsylvania. He currently serves on the Board of Trustees of Baldwin-Wallace College. We believe that Mr. Shah’s career as an executive in the payment processing industry and as an investor generally provides him with the necessary skills to chair our board of directors and lead our management team with respect to operational, strategic and management issues as well as general industry trends.

Richard S. Braddock has been on the board of directors since February 2, 2011. Mr. Braddock served as Chairman and Chief Executive Officer of Fresh Direct, an internet-based service for the purchase of grocery and household products from 2005 until he stepped down in March 2011. Mr. Braddock began his business career in 1965 spending a number of years in product management at General Foods. He joined Citicorp in 1973, was elected to the board of directors in 1985 and was elected President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A. in January, 1990. Mr. Braddock resigned from Citicorp in November 1992, and subsequently served as Chief Executive Officer of Medco Containment Services, Inc., a prescription drug services company, until its acquisition by Merck & Co., Inc., and then spent a year as a principal at Clayton, Dubilier & Rice, Inc., a private equity firm. He served as Chairman (non-executive) of True North Communications Inc. from December 1997 to January 1999. He served as Chairman and Chief Executive Officer of priceline.com from August 1998 to April 2004. Mr. Braddock served as Chairman of MidOcean Partners, a private investment firm, from April 2003 until December 2007. Mr. Braddock serves on the Board of Directors of Eastman Kodak Company. We believe that Mr. Braddock’s experience as an executive in the financial services industry and his knowledge of the payment processing industry generally provide him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues as well as general industry trends.

Frederick S. Hammer has been on the board of directors since February 2, 2011. Mr. Hammer has been Co-Chairman of Inter-Atlantic Group since 1994. Prior thereto Mr. Hammer served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation. Mr. Hammer is a Director of Inter-Atlantic Group Homeowners of America Holding Corporation. In addition, he currently serves as a Director on the Board of ING Clarion Realty Funds and is a former director of several public and private companies, including VISA USA and VISA International. He received his A.B. from Colgate University, magna cum laude, and his M.S. and Ph.D. degrees from Carnegie Mellon University. We believe that Mr. Hammer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Jonathan M. Lubert as been on the board of directors since February 2, 2011. Since its founding in 2003, Mr. Lubert has been the Chief Executive Officer of I.L. Hedge Investments, a mid-sized alternative investment company, where his primary responsibility is to manage the portfolio of underlying funds and other assets owned by I.L. Hedge Investments. Mr. Lubert is the founder of Next Generation Lending, a small real estate investment and lending company, Ex Capital Partners LLC and JL Hedge Investments LLC. Mr. Lubert was a director of Global Affiliates, Inc. from 2004 until 2010. Mr. Lubert’s previous experience includes a leveraged finance investment banking analyst position at Bear Stearns and a minority ownership in Spencer Capital Management, a value based, event driven fund that focused on long term risk adjusted returns. Mr. Lubert is currently an advisory board member of the American Infrastructure MLP Fund. In addition, Mr. Lubert serves on the Dragon Fund Advisory Council, an advisory board for the Drexel student run investment fund. Mr. Lubert is currently involved with the Young Friends of Children’s Hospital, the Make-A-Wish Foundation and The Lubert Family Foundation. Mr. Lubert’s educational background includes a B.S. in Business Administration which was earned with highest distinction from the University of North Carolina at Chapel Hill. We believe that Mr. Lubert’s experience as the Chief Executive Officer of I.L. Hedge Investments provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding general investor trends.

Robert B. Palmer has been on the board of directors since February 2, 2011. Mr. Palmer worked for CoreStates Financial Group for 31 years, with titles including Executive Vice President for Retail Banking, Operations and Data Processing, and President and Chief Executive Officer of the Philadelphia National Bank. He also served as Vice Chairman of CoreStates and Chairman of its First Pennsylvania Bank. He retired from CoreStates in 1995 and later served as Vice Chairman of the newly-formed Asian Bank in Philadelphia. Mr. Palmer has been a board member of VISA, U.S.A. and Schramm, Inc., West Chester, Pennsylvania. He has been Chairman of The World Affairs Council and International Visitors Council and Vice Chair of the Police Athletic League, all of Philadelphia, and has served on numerous civic boards. We believe that Mr. Palmer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Arthur F. Ryan has been on the board of directors since February 2, 2011. In 2008, Mr. Ryan retired as the Chairman of the Board of Prudential Financial, Inc., one of the largest diversified financial institutions in the world. He served as Chief Executive Officer of Prudential until December 2007. Prior to joining Prudential in December 1994, Mr. Ryan served as President and Chief Operating Officer of Chase Manhattan Bank since 1990. Mr. Ryan ran Chase’s worldwide retail bank between 1984 and 1990. Mr. Ryan is a non-executive director of the Royal Bank of Scotland Group plc and Regeneron Pharmaceuticals, Inc. We believe that Mr. Ryan’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Peter B. Davidson has served as our Chief Administrative Officer since inception. Mr. Davidson is also Chief Executive Officer of Brooks FI Solutions, LLC, an entity that provides retail banking and payment solutions that he founded in 2006. Immediately prior to founding Brooks FI Solutions, Mr. Davidson was Executive Vice President of Genpass, Inc. where, from 2002 until its acquisition and subsequent integration by U.S. Bancorp in 2005, he led its efforts to bring stored value products to market. While at Genpass, Inc., he was also involved in the development and implementation of MoneyPass, a surcharge-free ATM network. Earlier in his career, Mr. Davidson served as President of Speer & Associates, leading domestic and international consulting engagements in the retail banking and electronic funds transfer industry; Executive Vice President at HSBC USA and President of HSBC Mortgage, where he was responsible for managing its consumer businesses; and Senior Vice President at CoreStates Financial, where he managed the credit card and consumer lending businesses, and developed remote banking strategies. Mr. Davidson holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in Finance and Accounting, and an MBA from Widener University in Finance. We believe that Mr. Davidson’s experience as an executive in and knowledge of the payment processing industry provides him with the necessary skills to serve as an officer of the Company and will enable him to provide valuable insight regarding operational issues and general industry trends.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Braddock and Hammer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Palmer and Ryan, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. Lubert and Shah, will expire at the third annual meeting. Pursuant to our Restated Certificate of Incorporation, the number of directors that shall constitute our board has been fixed at six until we complete a business combination. This provision in our Restated Certificate of Incorporation may not be amended by stockholders prior to the consummation of our initial business combination except upon approval by a majority the holders of outstanding shares of common stock entitled to vote thereon.

We expect that our directors and officers will play a key role in identifying, evaluating and selecting target business, and in structuring, negotiating and consummating our initial business combination. Except as described above and under “— Conflicts of Interest,” none of these individuals is currently a principal of, or affiliated with, a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts and their transaction expertise should enable them to identify and effect a business combination successfully although we cannot assure that they will, in fact, be able to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Each of our directors and named executive officers filed one late Form 3 with respect to the registration of our units in connection with the Offering.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. Our code of ethics has been posted on our website and can be found at www.ubpsac.com.

CORPORATE GOVERNANCE

Director Independence

The rules of The NASDAQ Stock Market require that a majority of our board be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  We have determined that each of Messrs. Braddock, Hammer, Lubert, Palmer and Ryan qualifies as an independent director as defined under the rules and regulations of The NASDAQ Stock Market. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight.

Mr. Shah serves as our principal executive officer and chairman of our board.  We do not currently have a lead independent director.  Our Board of Directors has determined that this leadership structure is appropriate since until we complete a business combination, we have minimal day to day operations, lessening the possibility of a conflict between the board and our officers.  Further, the Board of Directors believes that its other structural features, including five independent directors, non-employee directors on a board consisting of six directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.

Risk Oversight

Management is responsible for the day-to-day management of risks faced by our company, while the Board of Directors currently has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors seeks to ensure that the risk management processes designed and implemented by management are adequate. The Board of Directors also reviews with management our strategic objectives which may be affected by identified risks, our plans for monitoring and controlling risk, the effectiveness of such plans, appropriate risk tolerance and our disclosure of risk. Our Audit Committee is responsible for periodically reviewing with management and independent auditors the adequacy and effectiveness of our policies for assessing and managing risk. The other committees of the Board of Directors also monitor certain risks related to their respective committee responsibilities. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Board Committees

Our Board of Directors has established various committees to assist it with its responsibilities. Those committees are described below.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Ryan (Chair), Braddock and Palmer, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market.  The nominating committee operates pursuant to a charter that complies with current federal and NASDAQ Capital Market rules relating to corporate governance matters.  Our nominating committee charter has been posted on our website and can be found at www.ubpsac.com. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications and factors relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not have a policy with regard to consideration of candidates for directors recommended by stockholders and does not distinguish among nominees recommended by stockholders and other persons.  The nominating committee held one meeting since our inception.

Audit Committee

We have established an audit committee of the board of directors. As required by the rules of The NASDAQ Stock Market, each of the members of our audit committee are able to read and understand fundamental financial statements. In addition, we consider Mr. Palmer to qualify as an “audit committee financial expert” and as “financially sophisticated,” as defined under the rules of the SEC and The NASDAQ Stock Market, respectively. Our audit committee charter has been posted on our website and can be found at www.ubpsac.com. The audit committee’s duties, which are specified in our audit committee charter, which complies with current federal and NASDAQ Capital Market rules relating to corporate governance matters, include:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the full board of directors whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

The audit committee consists of Messrs. Palmer (Chair), Hammer and Lubert, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market.  The audit committee has held 3 meetings since our inception.

Shareholder Communications

Shareholders may communicate appropriately with any and all Company directors by sending written correspondence addressed as follows:

Universal Business Payment Solutions Acquisition Corporation
Attention: Board of Directors
c/o Peter B. Davidson, Chief Administrative Officer
Radnor Financial Center
150 North Radnor-Chester Road, Suite F-200
Radnor, Pennsylvania 19087

The Company’s Chief Administrative Officer will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our board of directors has held three meetings since its inception. Meetings include both in-person and telephonic meetings. Mr. Braddock attended fewer than 75% of the aggregate number of meetings of the Board of Directors and the committees on which he served. For information regarding committee meetings and composition, please see the section above entitled “Board Committees.”  The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings.  The Company has not yet held an annual meeting and it is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination.

Item 11.  Executive Compensation.

None of our directors or officers has received any cash compensation for services rendered to us. Our initial stockholders purchased 3,450,000 shares of common stock (of which 450,000 initial shares were forfeited by them when the underwriters’ over-allotment option expired unexercised) for an aggregate consideration of $25,000.

In addition, we will issue our initial stockholders and certain of their designees, in a private placement occurring concurrently with this offering, an aggregate of 6,240,000 warrants for an aggregate consideration of $3,120,000. We believe that because our officers and directors own such shares, no compensation (other than reimbursement of out-of-pocket expenses) is necessary, and such persons have agreed to serve in their respective role without compensation prior to our consummation of an initial business combination.

We have agreed to pay to UBPS Services, LLC, an entity controlled by our Chairman and Chief Executive Officer, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on the date of this prospectus and ending on the earlier of our consummation of an initial business combination or the liquidation of the trust account. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our officers, directors, initial stockholders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officers and directors and their respective affiliates will receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with identifying, investigating and consummating a potential business combination with one of more target businesses. There are no limitations on the amount of expenses for which they may seek reimbursement; provided that such expenses were incurred for our benefit. There will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination.

Although we currently anticipate that some members of our management team will remain with us after the consummation of our initial business combination, some or all of our current executive officers and directors may not remain with us following our initial business combination, depending on the type of business acquired and the industry in which the target business operates. After a business combination, directors and officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders in the manner required of U.S. public companies. It is possible that the amount of such compensation will not be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We cannot assure you that our current executive officers and directors will be retained in any significant role, or at all, and we cannot predict what remuneration, if any, will be paid to them if they are retained following our initial business combination.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee following consummation of a business transaction.  We do not feel a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed in this Annual Report on Form 10-K.  All members of our board of directors reviewed the discussion of executive compensation set forth herein and agreed that it should be included in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date hereof and as adjusted to reflect the sale of our shares of common stock included in the units offered by this prospectus (assuming none of the individuals listed purchase units in this offering), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the 6,240,000 insider warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common stock	Hayman Capital Management, L.P.(1)	833,000	5.8%

Common stock	Fir Tree Value Master Fund, L.P.(2)	960,000	6.7%

Common stock	Canton Holdings, L.L.C.(3)	875,000	6.1%

Common stock	Polar Securities, Inc.(4)	800,000	5.6%

Common stock	Bulldog Investors(5)	900,000	6.3%

Common stock	Bipin C. Shah(6)	769,052	5.4%

Common stock	Peter Davidson(6)	292,501	2.0%

Common stock	All other directors and officers as a group(6)	318,000	2.2%

(1)
Based solely on information contained in Schedule 13G filed by the following persons on May 25, 2011, Hayman Capital Management, L.P., Hayman Investments, L.L.C., and J. Kyle Bass. The address of the principal business office of Hayman Capital Management, L.P. is 2101 Cedar Springs Road, Suite 1400, Dallas, Texas 75201.

(2)
Based solely on information contained in Schedule 13G filed by the following person on May 20, 2011, Fir Tree Value Master Fund, L.P. (“Fir Tree Value”) and Fir Tree, Inc.  Fir Tree, Inc. is the investment manager of Fir Tree Value.  Fir Tree Value has the shared power to vote and dispose of 960,000 shares.  The address of the principal business office of Fir Tree Value. is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(3)
Based solely on information contained in Schedule 13G filed by the following persons on May 20, 2011, (i), Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment vehicles (collectively, the “Funds”), (ii) Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, (iii) Joshua A. Lobel, an individual, as a principal of Canton, and (iv) Eric J. Edidin, an individual, as a principal of Canton.  Canton, Archer, Mr. Lobel and Edidin have the power to vote and dispose of the 875,000 shares of Common Stock held by the Fund.  The address of the principal business office of Canton Holdings, L.L.C. is 570 Lexington Avenue, 40th Floor, New York, NY 10022.

(4)
Based solely on information contained in Schedule 13G filed by the following persons on May 19, 2011, Polar Securities, Inc. and North Pole Capital Master Fund.  Both parties have shared power to vote or dispose of 800,000 shares.  The address of the principal business office of  Polar Securities Inc. is 372 Bay Street, 21st Floor, Toronto, Ontario M5H2W9, Canada.

(5)
Based solely on information contained in Schedule 13G filed by the following persons on May 19, 2011, Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos.  Bulldog Investors has sole power to vote or direct the vote over 625,363 shares, shared power to vote or direct the vote of 274,637 shares and sole power to dispose or direct the disposition of all 900,000 shares.  The address of the principal business office of Bulldog Investors is Park 80 West, 250 Pehle Ave., Suite 708, Saddle Brook, NJ 07663.

(6)
The business address of each of the individuals is c/o Universal Business Payment Solutions Acquisition Corporation, Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, PA 19087.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In December 2010, we issued 3,450,000 shares of common stock to the individuals and entities set forth below for $25,000 in cash, at purchase price of approximately $0.00725 per share, as follows.

Name	Number of Shares	Relationship to Us
Bipin C. Shah	3,018,750	Chairman of our Board of Directors and Chief Executive Officer
Peter Davidson	431,250	Chief Administrative Officer

Prior to the date hereof, Messrs. Shah and Davidson sold an aggregate of 1,546,464 shares of common stock to the remaining initial stockholders at the same purchase price they paid for such shares. Messrs. Shah and Davidson forfeited their pro-rata portion of 450,000 shares of common stock.  We recorded the aggregate fair value of the shares forfeited and reacquired to treasury shares and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the shares of common stock forfeited and the price paid to us for such forfeited shares.  The aggregate total for this adjustment was approximately $3,752 for all 450,000 shares. Upon receipt, such forfeited shares were immediately cancelled, which resulted in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

Pursuant to written subscription agreements with us and Continental Stock Transfer & Trust Company, as escrow agent, our initial stockholders purchased 6,240,000 insider warrants (for a total purchase price of $3,120,000) from us and our underwriters purchased the 720,000 EBC warrants (for a total purchase price of $360,000) from us. These purchases took place on a private placement basis concurrently with the consummation of the Offering. The purchase price for the insider warrants and EBC warrants was delivered to the trust account.  Our initial stockholders deposited purchase price into the trust account concurrently with the consummation of the Offering. The insider warrants are identical to the warrants underlying the units offered by the prospectus except that such warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by us, in each case so long as such warrants are held by the purchasers or their affiliates. The purchasers have agreed that the insider warrants and the EBC warrants will not be sold or transferred by them until after we have completed a business combination. The holders of the majority of the insider warrants and the EBC warrants (or underlying shares) are entitled to demand that we register these securities pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

UBPS Services, LLC, an entity controlled by Bipin Shah, loaned to us $125,000 to cover expenses related to the Offering. The loan is payable without interest on the earlier of December 6, 2011 and consummation of the Offering. The loan was repaid in full upon consummation of the Offering.

We agreed to pay to UBPS Services, LLC, an entity controlled by Bipin Shah, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on the date of the prospectus and ending on the earlier of our consummation of a business combination or the liquidation of the trust account if we have not completed a business combination within the required time periods. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than the payment of an aggregate of $7,500 per month described above and reimbursement of reasonable out-of-pocket expenses to our officers, directors, or any of their respective affiliates, we will pay no compensation of any kind, including finders’ and consulting fees, to any of our executive officers, directors, initial stockholders or any of their respective affiliates for services rendered to us prior to, or with respect to, the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our independent directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Conflicts of Interest

•
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business and other activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for our company as well as other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those our company intends to conduct.

•
The initial shares owned by our officers and directors will be released from escrow only if a business combination is completed successfully, and the insider warrants purchased by our officers and directors, and any warrants which they may purchase in the aftermarket, will expire worthless if a business combination is not consummated. Additionally, our officers and directors will not receive liquidation distributions with respect to any of their initial shares of common stock. Furthermore, the purchasers of insider warrants have agreed that such securities will not be sold or transferred by them until after we have completed a business combination. For these reasons, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate candidate for a business combination.

•
Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of our working capital. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses in a manner consistent with their fiduciary duties under Delaware law. If the target business’ owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, creating a conflict of interest. The financial interest of our officers, directors and initial stockholders or their affiliates could influence our officers’ and directors’ motivation in selecting a target business and, therefore, may face a conflict of interest in determining whether a business combination is in the stockholders’ best interest.

•
Mr. Shah has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to ensure that the proceeds in the trust account are not reduced below $6.06 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Therefore, Mr. Shah has a financial interest in consummating a business combination, thereby resulting in a conflict of interest. Mr. Shah could influence our officers’ and directors’ motivation in selecting a target business, and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

•
We will pay the costs of liquidating from our remaining assets outside of the trust account. If such funds are insufficient, Mr. Shah has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses. Therefore, Mr. Shah has a financial interest in consummating a business combination, resulting in a conflict of interest. Mr. Shah could influence our officers’ and directors’ motivation in selecting a target business, and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Related Party Policy

Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

To minimize potential conflicts of interest, we have agreed not to (1) consummate an initial business combination with an entity which is, or has been within the past five years, affiliated with any of our officers, directors, initial stockholders or their affiliates, including an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with such individuals; or (2) enter into a business combination where we acquire less than 100% of a target business and any of our officers, directors, initial stockholders or their affiliates acquire the remaining portion of such target business, unless, in either case, we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that such business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, stockholders or advisors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14.  Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm.  The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

During the period from November 12, 2010 (Inception) through September 30, 2011, fees for our independent registered public accounting firm were $70,872.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

During the period from November 12, 2010 (Inception) through September 30, 2011, we did not incur any audit-related fees.

Tax Fees

During the period from November 12, 2010 (Inception) through September 30, 2011, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the period from November 12, 2010 (Inception) through September 30, 2011, there were no fees billed for products or services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
1.	Financial Statements: See Index to Financial Statements appearing on page 47 of this report.
2.	Financial statement schedules: None.
3.	Exhibits: See Exhibit Index appearing on page 62 of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Universal Business Payment Solutions Acquisition Corporation

We have audited the accompanying balance sheet of Universal Business Payment Solutions Acquisition Corporation (a Company in the development stage) (the “Company”) as of September 30, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from November 12, 2010 (inception) through September 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Business Payment Solutions Acquisition Corporation (a Company in the development stage), as of September 30, 2011 and the results of its operations and its cash flows for the period from November 12, 2010 (inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has no present revenue and the Company’s cash and working capital as of September 30, 2011, are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum llp

New York, NY
December 29, 2011

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
BALANCE SHEET
September 30, 2011

Assets
Current assets – Cash and cash equivalents	$69,121
Cash and cash equivalents held in Trust	68,930,607
Total assets	$68,999,728

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	14,272
Total current liabilities	14,272

Common Stock, subject to possible redemption, 10,516,291 shares at redemption value	63,905,632

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued or outstanding	-
Common Stock, $0.001 par value
Authorized 100,000,000, 3,825,709 issued and outstanding
(which excludes 10,516,291 shares subject to possible redemption(1)(2)	3,826
Additional paid-in capital	5,165,954
Accumulated deficit	(89,956)
Total Shareholders’ Equity	5,079,824

Total Liabilities and Shareholders’ Equity	$68,999,728

(1)
Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 3 and 9).

(2)
As a result of repurchases of shares of common stock through September 30, 2011, in connection with the Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible redemption are 10,516,291.

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
STATEMENT OF OPERATIONS

For the Period November 12, 2010 (Inception) through September 30, 2011

Operating costs-Related party expense	$47,089
Operating cost	50,186
Loss from operations	(97,275)

Interest income	7,319
Total other income	7,319

Net Loss	$(89,956)

Weighted average shares outstanding, basic and diluted	3,363,742

Basic and diluted net loss per share	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from November 12, 2010 (inception) to September 30, 2011

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Common stock issued November 12, 2010 (Inception) at $0.00839 per share for cash (1)	3,000,000	$3,000	$22,000	$	$25,000

Proceeds from issuance of Warrant Offering Warrants on May 13, 2011 at $0.50 per warrant for cash			3,480,000		3,480,000

Sale of 12,000,000 Units on May 13, 2011 at $6.00 per Unit, net of offering costs of $2,633,006	12,000,000	12,000	69,354,994		69,366,994

Proceeds from issuance of unit purchase option on May 13, 2011 for cash			100		100

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)	(11,171,999)	(11,172)	(67,691,142)		(67,702,314)

Repurchase of 658,000 shares of common stock at $5.75 per share in accordance with the Company’s Share Repurchase Plan	(658,000)	(658)	(3,796,024)		(3,796,682)

Reduction in net proceeds subject to possible redemption (2)	655,708	656	3,796,026		3,796,682

Net loss				(89,956)	(89,956)

	3,825,709	3,826	5,165,954	(89,956)	5,079,824

(1) Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 6 and 8).

(2) As a result of repurchases of shares of common stock through September 30, 2011, in connection with the Share Repurchase Plan (Note 1), aggregate shares of common stock subject to possible redemption are 10,516,291.

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
For the period from November 12, 2010 (inception) to September 30, 2011

Operating Activities
Net loss	$(89,956)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Accounts payable and accrued expenses	14,272
Net cash used in operating activities	(75,684)

Investing Activities
Investment in restrictive cash and cash equivalents	(72,727,289)
Amounts from restricted cash and cash equivalents to repurchase shares of common stock	3,796,682
Net cash used in investing activities	(68,930,607)

Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to affiliate	125,000
Repayment of note payable to affiliate	(125,000)
Proceeds from public offering	72,000,000
Proceeds from issuance of warrants	3,480,000
Proceeds from sale of underwriter purchase option	100
Repurchase of common stock	(3,796,682)
Payment of offering costs	(2,633,006)
Net cash provided by financing activities	69,075,412

Net increase in cash and cash equivalents	69,121
Cash and cash equivalents, beginning	-
Cash and cash equivalents, ending	$69,121

The accompanying notes are an integral part of these condensed financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 1—Organization, Business Operations and Liquidity

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”).

On May 13, 2011 the Company completed its initial public offering of shares of its common stock (the “Offering”). All activity prior to May 13, 2011 relates to the Company’s formation and Public Offering described below. All activity from May 13, 2011 through September 30, 2011 relates to the Company’s activities in seeking a Business Combination.

The Company is considered to be a development stage company and as such, its financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

The registration statement relating to the Offering was declared effective on May 9, 2011. The Company consummated the Offering on May 13, 2011 and received proceeds net of transaction costs of $69,366,994 which is discussed in Note 3 (“Public Offering”) and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering (‘‘Insider Warrants’’) which is described in Note 4 (“Insider  Warrants”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s initial Business Combination must be with a target business whose collective fair value is at least equal to 80% of the balance in the Trust Account (as defined herein) at the time of the execution of a definitive agreement for such Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of Insider Warrants) was placed in a trust account (‘‘Trust Account’’) for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) such time as the Company’s common stock (the “Common Stock”) trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $5.75 per share, there will be released to the Company from the Trust Account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011 pursuant to a share repurchase plan entered into between the Company and Morgan Stanley & Co. Incorporated.  The share repurchase plan between the Company and Morgan Stanley & Co. Incorporated was terminated by mutual agreement of the parties on August 8, 2011 and a new share repurchase plan was simultaneously entered into between the Company and Ladenberg Thalmann (the “Share Repurchase Plan”).  The Share Repurchase Plan will end on the date on which the Company announces the execution of a definitive agreement for a Business Combination. Purchases will be made only in open market transactions pursuant to the Share Repurchase Plan which requires the Company to maintain a limit order for the shares at $5.75 per share during the purchase period. This Share Repurchase Plan will remain in place until the maximum number of shares has been purchased under such plan or the Share Repurchase Plan expires by its own terms. It is intended that purchases will comply with the technical requirements of Rule 10b-18 (including timing, pricing and volume of purchases) under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18, including as a result of an independent broker-dealer effectuating purchases under the Share Repurchase Plan. All shares purchased by the Company will be cancelled and resume the status of authorized but unissued shares of the Company. As of September 30, 2011, a total of 658,000 shares had been repurchased at a cost of $3,796,682 under the Share Repurchase Plan. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (‘‘Public Stockholders’’) with the opportunity to redeem their shares of common stock for a pro rata interest in the Trust Account. In the event that stockholders owning 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under the Company’s Share Repurchase Plan) or more of the shares sold in the Offering exercise their redemption rights (the “Redemption Threshold”) described below or are sold to the Company for cancellation under the Share Repurchase Plan, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have waived any redemption rights they may have in connection with a Business Combination.

With respect to a Business Combination which is consummated, Public Stockholders can demand that the Company redeem their shares of common stock for a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at September 30, 2011). Accordingly, Public Stockholders holding up to one share less than 93.1% (87.6% as adjusted for repurchases through September 30, 2011 under the Company’s Share Repurchase Plan) of the aggregate number of shares owned by all Public Stockholders or 10,516,291 shares may seek redemption of their shares in the event of a Business Combination. However, because the Company may repurchase up to 50% of the shares sold in the Offering in accordance with the Share Repurchase Plan, the Redemption Threshold will be further reduced in direct proportion to the percentage of shares purchased by the Company. In addition, the Redemption Threshold may be further limited by the terms and conditions of a proposed initial Business Combination. In this event, the Company would disclose the number of shares it purchased and the revised Redemption Threshold in the materials distributed to its stockholders in connection with the vote to approve a Business Combination.  Notwithstanding the foregoing, the Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a ‘‘group’’ (within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended), will be restricted from seeking redemption with respect to an aggregate of more than 10% of the shares sold in the Offering (but only with respect to the amount over 10% of the shares sold in the Offering). A ‘‘group’’ will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

If the Company has not completed a Business Combination by November 9, 2012 or February 9, 2013 if a definitive agreement has been executed by November 9, 2012 but a Business Combination has not been consummated by February 9, 2013, the Company will liquidate and distribute its remaining assets, including the Trust Account, to the Public Stockholders and its corporate existence will cease except for the purpose of winding up its affairs. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at September 30, 2011), plus any pro rata interest earned on the Trust Account  not previously released to the Company. The Company will pay the costs of liquidation from remaining assets outside of the Trust Account. If such funds are insufficient, the Company’s Chief Executive Officer has agreed to advance the funds necessary to complete the liquidation.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with its vendors. The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 10,516,291 shares of common stock, subject to possible redemption at September 30, 2011, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account.  Loss per share assuming dilution would give effective to dilutive options, warrants and other potential common shares outstanding during the period.  The Company has not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase are contingent upon the occurrence of future events.

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	September 30, 2011	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account	$68,930,607	$68,930,607	$-	$-

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2011, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company’s policy for recording interest and penalties associated with audits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through September 30, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 10–Subsequent Events, that would have required adjustment or disclosure in the financial statements (See Note 10–Subsequent Events).

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company paid the underwriters of the Offering an underwriting discount of 3.0% of the gross proceeds of the Offering ( $2,160,000). The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) or its designees to purchase 600,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering, with the exception of containing a provision for cashless exercise by EBC. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,053,551 (or $1.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.0%, (2) risk-free interest rate of 2.07% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4—Insider Warrants

Simultaneously with the Offering, certain of the Initial Stockholders and the underwriters of the Offering purchased 6,960,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable and (iii) the Insider Warrants are exercisable on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted assigns. The transfer restriction does not apply to transfers made pursuant to an effective registration statement or an exemption that is occasioned by operation of law or for estate planning purposes, while remaining in escrow.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Initial Stockholders and the holders of the Insider Warrants (or underlying shares of common stock) are entitled to registration rights with respect to their founding shares and the Insider Warrants (or underlying shares of common stock) pursuant to agreements signed May 13, 2011. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying shares of common stock) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. Pursuant to the terms of the unit purchase option, the holders of the unit purchase option will be entitled to registration rights with respect to the securities. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying shares of common stock) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5—Investment in Trust Account

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

As of September 30, 2011, investment securities in the Company’s Trust Account consisted of $9,999,913 in United States Treasury Bills and $58,930,694 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2011 are as follows:

	Carrying Amount	Unrealized Holding Gains	Fair Value
Held-to-Maturity U.S. Treasury Securities	$10,000,000	$-	$10,000,000

Note 6—Notes Payable to Stockholders

The Company issued a $125,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by one of the Initial Stockholders, on December 6, 2010. The note is non-interest bearing and is payable on the earlier of December 6, 2011 or the consummation of the Offering. The Company repaid this Note in full on May 19, 2011.

Note 7—Commitments

The Company granted the underwriters of the Offering a 45 day option to purchase up to an additional 1,800,000 Units to cover over-allotments, if any.  The underwriters elected not to exercise the over-allotment option and the over-allotment option expired on June 27, 2011.

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $7,500 per month for such services commencing on May 9, 2011. Aggregate payments made under this agreement amounted to $47,089 as of September 30, 2011.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Note 8—Income Taxes

The Company’s deferred tax assets are as follows at September 30, 2011:

Net operating loss carryforwards	$35,982
Total deferred tax assets	$35,982
Less: valuation allowance	(35,982)
Net deferred tax assets	-

The Company has a net operating loss of approximately $89,956 that expires in 2031. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate as of September 30, 2011.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning more than 5% of the Company’s outstanding capital stock) has increased on a cumulative basis more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $35,982 as of September 30, 2011, which fully offset the deferred tax asset of $35,982. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $89,956. Effective tax rates differ from statutory rates.

A reconciliation of the statutory tax rate to the Company’s effective tax rate as of September 30, 2011 is as follows:

Tax benefit at federal statutory rate	(34.0)%
State income tax	(6.0)%
Increase in valuation allowance	40.0%
Effective income tax rate	-%

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 9—Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2011, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In connection with the organization of the Company, on December 6, 2010, a total of 3,450,000 shares of the Company’s shares of common stock were sold to the Initial Stockholders at a price of $0.00725 per share for an aggregate of $25,000.

On August 10, 2011, the Company repurchased 329,000 shares of its common stock under the Share Repurchase Plan, and on September 1st, 6th, and 12th the Company repurchased an additional 329,000 shares in aggregate. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan. A total of $3,796,682 was withdrawn from the Company’s trust account to complete such repurchases.  The repurchased shares were subsequently cancelled.

As of September 30, 2011, 14,342,000 shares of common stock were issued and outstanding, following the cancellation of 450,000 shares which were forfeited by the Initial Shareholders upon the underwriters’ election not to exercise their over-allotment option; and the repurchase and subsequent cancellation of 658,000 shares under the Company’s Share Repurchase Plan.  In addition, 750,000 of such shares are subject to forfeiture in the event that the Company does not satisfy the conditions required to redeem any outstanding Warrants as described in Note 3.

Note 10—Subsequent Events

The Company issued a $50,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by one of the Initial Stockholders, on December 6, 2011. The note is non-interest bearing and is payable on the earlier of December 6, 2012 or the consummation of an initial business combination.

Exhibit Index

Exhibit No.	Document Description
1.1
Underwriting Agreement, dated May 9, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital, Inc. as representative of the several underwriters named therein*

1.2	Merger and Investment Banking Agreement, dated May 9, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital, Inc. *

3.1	Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws*

4.1	Warrant Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Continental Stock Transfer & Trust Company*

10.1	Investment Management Trust Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Continental Stock Transfer and Trust Company*

10.2	Stock Purchase Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, Bipin C. Shah and Peter Davidson*

10.3	Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and UBPS Services, LLC*

10.4	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Anna Hassold*

10.5	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Arthur Ryan*

10.6	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Bipin Shah*

10.7	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Dipak Shah*

10.8	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Douglas Anderson*

10.9	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Douglas Rainey*

10.10	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eric Van Der Vlugt*

10.11	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Fred Adams*

10.12	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Frederick Hammer*

10.13	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Ira Lubert*

10.14	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and John Piasecki*

10.15	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Jon Lubert*

10.16	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Peter Davidson*

10.17	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Richard Braddock*

10.18	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment* Solutions Acquisition Corporation and Robert Palmer*

10.19	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Roland Bullard*

10.20	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Thomas McHugh*

10.21	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Valerie Phillips*

10.22	Warrant Subscription Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and William Dougherty*

10.23
Warrant Subscription Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, EarlyBirdCapital, Inc., Rodman and Renshaw, LLC, Cohen and Company Capital Markets, LLC, Maxim Group LLC and I-Bankers Securities, Inc. *

10.24	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Charles Worthman*

10.25	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Rodman and Renshaw, LLC*

10.26	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Mike Powell*

10.27	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and David Nussbaum*

10.28	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Kevin Mangan*

10.29	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eric Lord*

10.30	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Steven Levine*

10.31	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Edward Kovary*

10.32	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Amy Kaufmann*

10.33	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Ramnarain Jaigobind*

10.34	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Cohen and Company Capital Markets, LLC*

10.35	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and I-Bankers Securities, Inc. *

10.36	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and EarlyBirdCapital Inc. *

10.37	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Maxim Group LLC*

10.38	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Amy Kaufmann*

10.39	Unit Purchase Option, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Eileen Moore*

10.40	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and Bipin Shah*

10.41	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein*

10.42	Insider Letter Agreement, dated May 13, 2011, by and between Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein*

10.43	Stock Escrow Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation, Continental Stock Transfer & Trust Company and the securityholders named therein*

10.44	Registration Rights Agreement, dated May 13, 2011, by and among Universal Business Payment Solutions Acquisition Corporation and the securityholders named therein*

10.45	Rule 10b5-1 Stock Purchase Plan, dated as of August 8, 2011, by and between Universal Business Payment Acquisition Corporation and Ladenburg Thalmann & Co. Inc.**

31.1
Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on August 15, 2011
** Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on August 11, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: December 29, 2011	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Bipin C. Shah and Peter Davidson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah Bipin C. Shah	President, Chief Executive Officer and Director (principal executive officer)	December 29, 2011

By:	/s/ Peter Davidson Peter Davidson	Chief Administrative Officer (principal financial officer and principal accounting officer)	December 29, 2011

By:	/s/ Richard S. Braddock Richard S. Braddock	Director	December 29, 2011

By:	/s/ Frederick S. Hammer Frederick S. Hammer	Director	December 29, 2011

By:	/s/ Jonathan M. Lubert Jonathan M. Lubert	Director	December 29, 2011

By:	/s/ Robert Palmer Robert Palmer	Director	December 29, 2011

By:	/s/ Arthur F. Ryan Arthur F. Ryan	Director	December 29, 2011