Form 10-Q
period 2011-12-31
Universal Business Payment Solutions Acquisition Corp
filed 2012-02-14
CIK 1507986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2011

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

Yes ☒                    No ☐

As of February 10, 2012, the latest practicable date, 14,339,672 of the registrant’s common shares, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Business Payment Solutions Acquisition Corporation

(A Company in the Development Stage)

CONDENSED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
Assets
Current assets - Cash and cash equivalents	$38,446	$69,121
Cash and cash equivalents held in Trust	68,919,242	68,930,607
Total assets	$68,957,688	$68,999,728

Liabilities and Stockholders Equity
Current liabilities
Accounts payable and accrued expenses	$31,772	$14,272
Note payable to affiliate	50,000	-
Total current liabilities	81,772	14,272

Common Stock, subject to possible redemption, 10,513,973 shares at December 31, 2011 and 10,516,291 at September 30, 2011 at redemption value	63,892,199	63,905,632

Commitments and Contingencies

Stockholders Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued
Common Stock, $0.001 par value
Authorized 100,000,000 shares; 3,825,699 issued and outstanding at December 31, 2011 and 3,825,709 issued and outstanding at September 30, 2011
(which excludes 10,513,973 at December 31, 2011 and 10,516,291 at September 30, 2011 shares subject to possible redemption) (1) (2)	3,826	3,826

Additional paid-in capital	5,165,954	5,165,954
Accumlated deficit	(186,063)	(89,956)
Total Stockholders Equity	4,983,717	5,079,824

Total Liabilities and Stockholder's Equity	$68,957,688	$68,999,728

(1) Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 3 and 8).

(2) As a result of repurchases of shares of common stock , in connection with the Share Repurchase Plan (Note 1), through September 30, 2011 aggregate shares of common stock subject to possible redemption were 10,516,291, and through December 31, 2011aggregate shares of common stock subject to possible redemption are 10,513,973.

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation

(A Company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period	For the Period
	For the Three	November 12, 2010	November 12, 2010
	Months Ended	(Inception) through	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

Related Party Expense	$(31,510)	$-	$(78,599)
Operating Cost	(66,665)	(1,567)	(116,851)
Loss from operations	(98,175)	(1,567)	(195,450)

Interest Income	2,068	-	9,387

Net Loss	$(96,107)	$(1,567)	$(186,063)

Weighted average shares outstanding, basic and diluted	3,825,702	3,000,000

Basic and diluted net loss per share	$(0.03)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Company

(A Company in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
		(1) (2)
Common stock issued November 12, 2010 (Inception) at $0.00839 per share for cash (1)	3,000,000	$3,000	$22,000		$25,000

Proceeds from issuance of Warrant Offering Warrants on May 13, 2011 at $0.50 per warrant for cash			3,480,000		3,480,000

Sale of 12,000,000 Units on May 13, 2011 at $6.00 per Unit, net underwriter's discount of $2,160,000 for cash and net offering cost	12,000,000	12,000	69,354,994		69,366,994

Proceeds from issuance of UPO on May 13, 2011 for cash			100		100

Repurchase of 658,000 units at $5.75 per Unit in accordance with Company's Share Repurchase Plan	(658,000)	(658)	(3,796,024)		(3,796,682)

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)	(11,171,999)	(11,172)	(67,691,142)		(67,702,314)
Reduction of net proceeds subject to possible redemption (2)	655,708	656	3,796,026		3,796,682

Net Loss				(89,956)	(89,956)

Balance at September 30, 2011	3,825,709	3,826	5,165,954	(89,956)	5,079,824

Repurchase of 2,328 units at $5.75 per Unit in accordance with Company's Share Repurchase Plan	(2,328)	(232)	(13,201)		(13,433)

Reduction of net proceeds subject to possible redemption (2)	2,318	232	13,201		13,433

Net Loss				(96,107)	(96,107)

Balance at December 31, 2011	3,825,699	$3,826	$5,165,954	$(186,063)	$4,983,717

(1) Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 6 and 8).

(2) As a result of repurchases of shares of common stock through December 31, 2011, in connection with the Share Repurchase Plan (Note 1) aggregate shares of common stock subject to possible redemption are 10,513,973.

The accompanying notes are an integral part of these condensed financial statements.

Universal Business Payment Solutions Acquisition Corporation

(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period	For the Period
	For the Three	November 12, 2010	November 12, 2010
	Months Ended	(Inception) through	(Inception) through
Operating Activities	December 31, 2011	December 31, 2010	December 31, 2011
Net loss	$(96,107)	$(1,567)	$(186,063)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in operating assets and liabilities
Accrued expense	17,500	-	31,772
Net cash used in operating activties	(78,607)	(1,567)	(154,291)

Investing Activities
Investment in restricted cash and cash equivalents	(2,068)	-	(72,729,357)
Amounts released from restricted cash and cash equivalents to repurchase shares of common stock	13,433	-	3,810,115
Net cash provided by (used in) investing activities	11,365	-	(68,919,242)

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Proceeds from note payable to affiliate	50,000	125,000	175,000
Repayment of note payable to affiliate	-	-	(125,000)
Proceeds from public offering	-	-	72,000,000
Proceeds from issuance of warrants	-	-	3,480,000
Proceeds from sale of underwriter purchase option	-	-	100
Repurchase of common stock	(13,433)	-	(3,810,115)
Payment of offering cost	-	(43,295)	(2,633,006)
Net cash provided by financing activities	36,567	106,705	69,111,979

Net (decrease) increase in cash and cash equivalents	(30,675)	105,138	38,446

Cash and cash equivalents, beginning	69,121	-	-
Cash and cash equivalents, ending	$38,446	$105,138	$38,446

The accompanying notes are an integral part of these condensed financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(Unaudited)

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any other period. The balance sheet data at September 30, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011.

On May 13, 2011 the Company completed its initial public offering of shares of its common stock (the “Offering”). All activity prior to May 13, 2011 relates to the Company’s formation and Initial Public Offering described below. All activity from May 13, 2011 through December 31, 2011 relates to the Company’s activities in seeking a Business Combination.

The Company is considered to be a development stage company and as such, its financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Offering was declared effective on May 9, 2011. The Company consummated the Offering on May 13, 2011 and received proceeds net of transaction costs of $ 69,366,994 which is discussed in Note 3 (“Public Offering”) and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering (‘‘Insider Warrants’’) which is described in Note 4 (“Insider Warrants”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s initial Business Combination must be with a target business whose collective fair value is at least equal to 80% of the balance in the Trust Account (as defined herein) at the time of the execution of a definitive agreement for such Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of Insider Warrants) was placed in a trust account (‘‘Trust Account’’) for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) such time as the Company’s common stock (the “Common Stock”) trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $5.75 per share, there will be released to the Company from the Trust Account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011 pursuant to a 10b5-1 plan entered into between the Company and Morgan Stanley & Co. Incorporated. The 10b5-1 plan between the Company and Morgan Stanley & Co. Incorporated was terminated by mutual agreement of the parties on August 8, 2011 and a new 10b5-1 plan was simultaneously entered into between the Company and Ladenburg Thalmann & Co. Inc. (the “Share Repurchase Plan”). The Share Repurchase Plan will end on the date on which the Company announces the execution of a definitive agreement for a Business Combination. Purchases will be made only in open market transactions pursuant to the Share Repurchase Plan which requires the Company to maintain a limit order for the shares at $5.75 per share during the purchase period. This Share Repurchase Plan will remain in place until the maximum number of shares has been purchased under such plan or the Share Repurchase Plan expires by its own terms. It is intended that purchases will comply with the technical requirements of Rule 10b-18 (including timing, pricing and volume of purchases) under the Securities Exchange Act of 1934, as amended, although purchases may not actually be effected under Rule 10b-18, including as a result of an independent broker-dealer effectuating purchases under the Share Repurchase Plan. All shares purchased by the Company will be cancelled and resume the status of authorized but unissued shares of the Company. As of December 31, 2011, a total of 660,328 shares had been repurchased at a cost of $3,810,115 under the Share Repurchase Plan. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(Unaudited)

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to redeem their shares of common stock for a pro rata interest in the Trust Account. In the event that stockholders owning 93.1% (87.6% as adjusted for repurchases through December 31, 2011 under the Company’s Share Repurchase Plan) or more of the shares sold in the Offering exercise their redemption rights (the “Redemption Threshold”) described below or are sold to the Company for cancellation under the Share Repurchase Plan, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have waived any redemption rights they may have in connection with a Business Combination.

With respect to a Business Combination which is consummated, Public Stockholders can demand that the Company redeem their shares of common stock for a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at December 31, 2011). Accordingly, Public Stockholders holding up to one share less than 93.1% (87.6% as adjusted for repurchases through December 31, 2011 under the Company’s Share Repurchase Plan) of the aggregate number of shares owned by all Public Stockholders or 11,171,999 (10,513,973 as adjusted for repurchases through December 31, 2011 under the Company’s Share Repurchase Plan) shares may seek redemption of their shares in the event of a Business Combination. However, because the Company may repurchase up to 50% of the shares sold in the Offering in accordance with the Share Repurchase Plan, the Redemption Threshold will be reduced in direct proportion to the percentage of shares purchased by the Company. In addition, the Redemption Threshold may be further limited by the terms and conditions of a proposed initial Business Combination. In this event, the Company would disclose the number of shares it purchased and the revised Redemption Threshold in the materials distributed to its stockholders in connection with the vote to approve the Business Combination. Notwithstanding the foregoing, the Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a ‘‘group’’ (within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended), will be restricted from seeking redemption with respect to an aggregate of more than 10% of the shares sold in the Offering (but only with respect to the amount over 10% of the shares sold in the Offering). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(Unaudited)

If the Company has not completed a Business Combination by November 9, 2012 or February 9, 2013 if a definitive agreement has been executed by November 9, 2012 but a Business Combination has not been consummated by February 9, 2013, the Company will liquidate and distribute its remaining assets, including the Trust Account, to the Public Stockholders and its corporate existence will cease except for the purpose of winding up its affairs. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at December 31, 2011), plus any pro rata interest earned on the Trust Account not previously released to the Company. The Company will pay the costs of liquidation from remaining assets outside of the Trust Account. If such funds are insufficient, the Company’s Chief Executive Officer has agreed to advance the funds necessary to complete the liquidation.

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with its vendors. The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 10,513,973 shares of common stock subject to possible redemption at December 31, 2011 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account. Loss per share assuming dilution would give effect to dilutive options, warrants and other potential common shares outstanding during the period. For the period ending December 31, 2011, the Company has not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase are contingent upon the occurrence of future events.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(Unaudited)

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

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

DECEMBER 31, 2011

(Unaudited)

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2011, the common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 12, 2010, the evaluation was performed for the 2010 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through December 31, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3—Public Offering

On May 13, 2011 the Company sold 12,000,000 units (“Units”) at a price of $6.00 per unit in the Offering. Each unit consists of one share of the Company’s common stock, par value $0.001, and one warrant (“Warrants”). Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $6.90 commencing on the later of the Company’s completion of a Business Combination and May 9, 2012 and expires on the earlier of (i) five years from the completion of a Business Combination, (ii) the liquidation of the Trust Account if the Company has not completed a business combination within the required time period or (iii) earlier redemption of the Warrant. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the shares of common stock is at least $9.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given, and there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants, commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of (i) the number of shares of common stock underlying the Warrants, and (ii) the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The ‘‘fair market value’’ shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. Notwithstanding the foregoing, if the Company has not filed with the Securities and Exchange Commission a registration statement covering the shares issuable upon exercise of the Warrants by the 6-month anniversary of the consummation of its initial Business Combination, commencing on that day, Warrant holders may, until such time as there is an effective registration statement, exercise Warrants on a cashless basis, provided that such cashless exercise is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company does not believe that such an exemption is currently available.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

The Company paid the underwriters of the Offering an underwriting discount of 3.0% of the gross proceeds of the Offering ($2,160,000). The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) or its designees to purchase 600,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering, with the exception of containing a provision allowing for cashless exercise by EBC. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,053,551 (or $1.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.0%, (2) risk-free interest rate of 2.07% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4 – Insider Warrants

Simultaneously with the Offering, certain of the Initial Stockholders and the underwriters of the Offering purchased 6,960,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants are non-redeemable, (iii) the Insider Warrants are exercisable on a “cashless” basis, in each case, if held by the initial holders or permitted assigns and (iv) the Insider Warrants are subject to restrictions on transfer by the holders thereof. The transfer restriction does not apply to transfers made pursuant to an effective registration statement or an exemption that is occasioned by operation of law or for estate planning purposes, while remaining in escrow.

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

Note 5 – Investment in Trust Account

Subsequent to the Offering, the net proceeds of the Offering totaling $72,720,000 ($68,919,242 as adjusted for repurchases through December 31, 2011 under the Company’s Share Repurchase Plan) were deposited into an interest-bearing trust account and invested only in United States “government securities” (within the meaning of Section 2(a)(16) of the Investment Company Act of 1940) having a maturity of 180 days or less until the earlier of either (i) the consummation of a Business Combination or (ii) liquidation of the Company.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

As of December 31, 2011, the investment securities in the Company’s Trust Account consisted of $68,919,242 in a “held as cash” account, and as of September 30, 2011, investment securities in the Company’s Trust Account consisted of $9,999,913 in United States Treasury Bills and $58,930,694 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. There were no held-to-maturity securities at December 31, 2011.

Assets Measured at Fair Value on a Recurring Basis

	September 30, 2011	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Held to Maturity U.S. Treasury Securities	$10,000,000	$10,000,000	$-	$-

Note 6 —Notes Payable to Affilliate

On December 6, 2011, the Company issued a $50,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by Bipin Shah, our Chairman and Chief Executive Officer. The note is non-interest bearing and is payable on the earlier of December 6, 2012 or the consummation of an initial Business Combination.

Note 7 —Commitments

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

DECEMBER 31, 2011

(Unaudited)

Note 8 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2011, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In connection with the organization of the Company, on December 6, 2010, a total of 3,450,000 shares of the Company’s common stock were sold to the Initial Stockholders at a price of $0.00725 per share for an aggregate of $25,000.

On August 10, 2011, the Company repurchased 329,000 shares of its common stock under the Share Repurchase Plan, on September 1st, 6th, and 12th the Company repurchased an additional 329,000 shares in aggregate, and on October 27 the Company repurchased an additional 2,328 shares. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan. A total of $3,810,115 was withdrawn from the Company’s trust account to complete such repurchases. The repurchased shares were subsequently cancelled.

As of December 31, 2011, 14,339,672 shares of common stock were issued and outstanding, following the cancellation of 450,000 shares which were forfeited by the Initial Stockholders upon the underwriters’ election not to exercise their over-allotment option; and the repurchase and subsequent cancellation of 660,328 shares under the Company’s Share Repurchase Plan. In addition, 750,000 of such shares are subject to forfeiture in the event that the Company does not satisfy the conditions required to redeem any outstanding Warrants as described in Note 3.

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

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended September 30, 2011 filed on December 29, 2011. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual report on Form 10-K for fiscal year ended September 30, 2011 filed on December 29, 2011 and the unaudited consolidated financial statements and the related notes thereto included in Item 1 hereto. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

We are a blank check company in the development stage, formed on November 12, 2010 to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”). Although we are not limited to a particular geographic region or industry, we intend to focus on acquiring an operating business. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business1.

We presently have no revenue, have had losses since inception from incurring formation costs and have no operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On May 13, 2011 we consummated an initial public offering (the “Public Offering”) of 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Public Offering, certain of our initial stockholders and the underwriters of the Public Offering purchased 6,960,000 Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company (the “Warrant Offering”). We raised aggregate gross proceeds of $75,480,000 from the Public Offering and Warrant Offering, of which $72,720,000 ($68,919,242 as adjusted for repurchases through December 31, 2011 under the Company’s Share Repurchase Plan) is being held in a trust account for our benefit (the “Trust Account”). We intend to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial Business Combination.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

Results of Operations

We have not conducted any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our Public Offering was in preparation for that event. After the Public Offering, our activity has been limited to the evaluation of business combination candidates, and we have not been and will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred a net loss of $96,107 for the three-month period ended December 31, 2011 and a net loss of $186,063 and $1,567 for the periods from November 12, 2010 (inception) through December 31, 2011 and 2010, respectively. Until we enter into a Business Combination, we will not have revenues other than interest earned on the funds held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2011, we had $38,446 in our operating bank account. On May 13, 2011, after the consummation of the Public Offering, approximately $600,000 was placed into our operating bank account to be available for use by management to cover operating costs and the costs associated with identifying a target business and negotiating a Business Combination. Of this amount, approximately $340,000 was used to pay accrued offering costs and $125,000 was used to repay notes held by certain of our initial stockholders.

We intend to use the approximately $38,000 of remaining net proceeds not held in the Trust Account plus the interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements. As of December 31, 2011, U.S Treasury Bills with maturities less than six month were approximately yielding under .01%. We believe such rates are representative of those we may receive on the balance of the Trust Account.

On December 6, 2011, the Company issued a $50,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by Bipin Shah, our Chairman and Chief Executive Officer. The note is non-interest bearing and is payable on the earlier of December 6, 2012 or the consummation of an initial Business Combination.

Over the next 10 months, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating a Business Combination. Our estimates are based upon the belief that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a potential Business Combination. Our actual costs may be higher or lower than these estimates. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with our vendors. We may need to raise additional capital through loans or additional investments from our initial stockholders, officers, directors, or third parties. None of our initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

The net proceeds from our Public Offering, after deducting offering expenses of approximately $473,000 and underwriting discounts of $2,160,000, were approximately $69,366,894. Of this amount, $69,240,000, plus the $3,480,000 we received from the Warrant Offering, was placed in the Trust Account ($68,919,242 as adjusted for repurchases through December 31, 2011 under the Company’s Share Repurchase Plan). The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the Warrant Offering and our Public Offering, representing our funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto, including $2,070,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial Business Combination for acting as our non-exclusive investment banker for structuring and negotiating such Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target’s business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From time to time, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officer have concluded that during the period covered by this report, the Company’s financial reporting has become more complex and as such its disclosure controls and procedures were not effective.

Limitation on the Effectiveness of Controls

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

We do not currently employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable SEC pronouncements.  Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. Due to this material weakness, in preparing our financial statements for the quarter ended December 31, 2011 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2011 or the quarter ended December 31, 2011. However, management believes that this lack of internal accounting staff could result in a material misstatement in our financial statements in future periods. We expect that the material weakness in our disclosure controls and procedures will continue in 2012 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

Management is pursuing the implementation of corrective measures to address the material weakness described above. In an effort to remediate the identified material weakness and other deficiencies and enhance our internal controls, we plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We believe the remediation measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for fiscal year ended September 30, 2011 filed on December 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document Description
10.1	Promissory Note issued to UBPS Services, LLC.
31.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive, Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: February 14, 2012	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)

