Form 10-Q
period 2012-06-30
Universal Business Payment Solutions Acquisition Corp
filed 2012-08-14
CIK 1507986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)     Smaller reporting company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☒ No ☐

As of August 10, 2012, the latest practicable date, 14,319,693 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Universal Business Payment Solutions Acquisition Corporation and Subsidiaries

(A Company in the Development Stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
Assets
Current assets - Cash and cash equivalents	$6,967	$69,121
Cash and cash equivalents held in Trust	68,802,558	68,930,607
Total assets	$68,809,525	$68,999,728

Liabilities and Stockholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$257,872	$14,272
Note Payable	232,500	-
Total current liabilities	490,372	14,272

Common Stock, subject to possible redemption, 10,494,067 shares at June 30, 2012 and 10,516,291 at September 30, 2011 at redemption value	63,776,921	63,905,632

Commitments and Contingencies

Stockholders Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued
Common stock, $0.001 par value
Authorized 100,000,000 shares; 3,825,626 issued and outstanding at June 30, 2012 and 3,825,709 issued and outstanding September 30, 2011	3,826	3,826
(which excludes 10,494,067 shares subject to possible redemption at June 30 30, 2012 and 10,516,291 shares subject to possible redemption at September 30, 2011) (1)(2)
Additional paid-in capital	5,165,954	5,165,954
Accumlated deficit	(627,548)	(89,956)
Total Stockholders Equity	4,542,232	5,079,824

Total Liabilities and Stockholders Equity	$68,809,525	$68,999,728

(1) Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 3 and 8).

(2) As a result of repurchases of shares of common stock, in connection with the Share Repurchase Plan (Note 1), through September 30, 2011 aggregate shares of common stock subject to possible redemption were 10,516,291, and through June 30, 2012 aggregate shares of common stock subject to possible redemption are 10,494,067.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Universal Business Payment Solutions Acquisition Corporation and Subsidiaries

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period	For the Period
	For the Three	For the Three	For the Nine	November 12, 2010	November 12, 2010
	Months Ended	Months Ended	Months Ended	(Inception) through	(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Operating Costs - Related Party Expense	$(30,000)	$(15,000)	$(75,000)	$(15,000)	$(112,500)
Operating Costs	(132,814)	(23,416)	(476,254)	(24,953)	(536,030)
Total Expense	(162,814)	(38,416)	(551,254)	(39,953)	(648,530)

Interest Income	7,591	-	13,662	-	20,982

Net Loss	$(155,223)	$(38,416)	$(537,592)	$(39,953)	$(627,548)

Weighted average shares outstanding, basic and diluted	3,825,626	3,445,847	3,825,671	3,175,637

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.14)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Universal Business Payment Solutions Acquisition Company and Subsidiaries

(A Company in the Development Stage)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from November 12, 2010 (inception) through September 30, 2011 and

For the nine months ended June 30, 2012

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
		(1) (2)
Common stock issued November 12, 2010 (Inception) at $0.00839 per share for cash (1)	3,000,000	$3,000	$22,000		$25,000

Proceeds from issuance of Warrant Offering Warrants on May 13, 2011 at $0.50 per warrant for cash			3,480,000		3,480,000

Sale of 12,000,000 Units on May 13, 2011 at $6.00 per Unit, net underwriter's discount of $2,160,000 for cash and net offering cost.	12,000,000	12,000	69,354,994		69,366,994

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)	(11,171,999)	(11,172)	(67,691,142)		(67,702,314)

Proceeds from issuance of UPO on May 13, 2011 for cash			100		100

Repurchase of 658,000 shares at $5.75 per share in accordance with Company's Share Repurchase Plan	(658,000)	(658)	(3,796,024)		(3,796,682)

Reduction of net proceeds subject to possible redemption (2)	655,708	656	3,796,026		3,796,682

Net Loss				(89,956)	(89,956)

Balance at September 30, 2011	3,825,709	3,826	5,165,954	(89,956)	5,079,824

Repurchase of 22,307 Shares at $5.75 per share in accordance with Company's Share Repurchase Plan	(22,307)	(22)	(128,689)		(128,711)

Reduction of net proceeds subject to possible redemption (2)	22,224	22	128,689		128,711

Net Loss				(537,592)	(537,592)

	3,825,626	$3,826	$5,165,954	$(627,548)	$4,542,232

(1) Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriters’ election not to exercise their over-allotment option (Notes 6 and 8).

(2) As a result of repurchases of shares of common stock through May 18, 2012, in connection with the Share Repurchase Plan (Note 1) aggregate shares of common stock subject to possible redemption are 10,494,067.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Universal Business Payment Solutions Acquisition Corporation and Subsidiaries

(A Company in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period	For the Period
	For the Nine	November 12, 2010	November 12, 2010
	Months Ended	(Inception) through	(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
Operating Activities
Net loss	$(537,592)	$(39,953)	$(627,548)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in operating assets and liabilities
Accrued expense	243,601	14,401	257,874
Net cash used in operating activities	(293,991)	(25,552)	(369,674)

Investing Activities
Investment in cash and cash equivalents	(13,663)	(72,720,000)	(72,740,953)
Amounts released from restricted cash and cash equivalents to repurchase shares of common stock	128,711	-	3,925,393
Accumulated interest income released from restricted cash and cash equivalents for working capital	13,000		13,000
Net cash provided by (used in) investing activities	128,048	(72,720,000)	(68,802,560)

Financing Activities
Proceeds from sale of common stock to initial shareholders	-	25,000	25,000
Proceeds from note payable to affiliate	232,500	125,000	357,500
Repayment of note payable to affiliate	-	(125,000)	(125,000)
Proceeds from public offering	-	72,000,000	72,000,000
Proceeds from issuance of warrants	-	3,480,000	3,480,000
Proceeds from sale of unit purchase option	-	100	100
Repurchase of Common Stock	(128,711)	-	(3,925,393)
Payment of offering cost	-	(2,633,006)	(2,633,006)
Net cash provided by financing activities	103,789	72,872,094	69,179,201

Net (decrease) increase in cash and cash equivalents	(62,154)	126,542	6,967

Cash and cash equivalents, beginning	69,121	-	$-
Cash and cash equivalents, ending	$6,967	$126,542	$6,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1—Organization, Business Operations and Liquidity

Universal Business Payment Solutions Acquisition Corporation was incorporated in Delaware on November 12, 2010 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”).

JP Merger Sub, LLC; Enzo Merger Sub, Inc. and ADC Merger Sub, Inc. were formed in Delaware on June 25, 2012 for the purposes of the transaction as more fully described in the subsequent events paragraph in Note 2 of the notes to the condensed consolidated financial statements.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any other period. The balance sheet data at September 30, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011.

On May 13, 2011 the Company completed its initial public offering of shares of its common stock (the “Offering”). All activity prior to May 13, 2011 relates to the Company’s formation and the Offering described below. All activity from May 13, 2011 through June 30, 2012 relates to the Company’s activities in seeking a Business Combination.

The Company is considered to be a development stage company and as such, its financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) Topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Offering was declared effective on May 9, 2011. The Company consummated the Offering on May 13, 2011 and received proceeds net of transaction costs of $69,366,994 which is discussed in Note 3 (“Public Offering”) and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering (‘‘Insider Warrants’’) which is described in Note 4 (“Insider Warrants”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s initial Business Combination must be with a target business whose collective fair value is at least equal to 80% of the balance in the Trust Account (as defined herein) at the time of the execution of a definitive agreement for such Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of Insider Warrants) was placed in a trust account (‘‘Trust Account’’) for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) such time as the Company’s common stock (the “Common Stock”) trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $5.75 per share, amounts can be released to the Company from the Trust Account for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011 pursuant to a 10b5-1 plan entered into between the Company and Morgan Stanley & Co. Incorporated. The 10b5-1 plan between the Company and Morgan Stanley & Co. Incorporated was terminated by mutual agreement of the parties on August 8, 2011 and a new 10b5-1 plan was simultaneously entered into between the Company and Ladenburg Thalmann & Co. Inc. (the “Share Repurchase Plan”). The Share Repurchase Plan was terminated on May 18, 2012 and the Company does not intend to enter into a new repurchase plan. All shares purchased by the Company will be cancelled and resume the status of authorized but unissued shares of the Company. As of June 30, 2012, a total of 680,307 shares had been repurchased at a cost of $3,925,393 under the Share Repurchase Plan. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to redeem their shares of common stock for a pro rata interest in the Trust Account. In the event that stockholders owning 93.1% (87.5% as adjusted for repurchases through June 30, 2012 under the Company’s Share Repurchase Plan) or more of the shares sold in the Offering exercise their redemption rights (the “Redemption Threshold”) described below or are sold to the Company for cancellation under the Share Repurchase Plan, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have waived any redemption rights they may have in connection with a Business Combination.

With respect to a Business Combination which is consummated, Public Stockholders can demand that the Company redeem their shares of common stock for a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at June 30, 2012). Accordingly, Public Stockholders holding up to one share less than 93.1% (87.5% as adjusted for repurchases through June 30, 2012 under the Company’s Share Repurchase Plan) of the aggregate number of shares owned by all Public Stockholders (the “Public Shares”) or 11,171,999 (10,494,067 as adjusted for repurchases through June 30, 2012 under the Company’s Share Repurchase Plan) shares may seek redemption of their shares in the event of a Business Combination. In addition, the Redemption Threshold may be further limited by the terms and conditions of a proposed initial Business Combination. In this event, the Company would disclose the revised Redemption Threshold in the materials distributed to its stockholders in connection with the vote to approve the Business Combination. Notwithstanding the foregoing, the Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a ‘‘group’’ (within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended), will be restricted from seeking redemption with respect to an aggregate of more than 10% of the shares sold in the Offering (but only with respect to the amount over 10% of the shares sold in the Offering). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

If the Company has not completed a Business Combination by November 9, 2012 or February 9, 2013 if a definitive agreement has been executed by November 9, 2012 but a Business Combination has not been consummated by February 9, 2013 (See Note 2, Subsequent Events), the Company will liquidate and distribute its remaining assets, including the Trust Account, to the Public Stockholders and its corporate existence will cease except for the purpose of winding up its affairs. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at June 30, 2012), plus any pro rata interest earned on the Trust Account not previously released to the Company. The Company will pay the costs of liquidation from remaining assets outside of the Trust Account. If such funds are insufficient, the Company’s Chief Executive Officer has agreed to advance the funds necessary to complete the liquidation.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

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

Note 2—Significant Accounting Policies

Principals of Consolidation

The condensed consolidated financial statements include the accounts of Universal Business Payment Solutions Acquisition Corporation and its wholly owned subsidiaries JP Merger Sub, LLC, Enzo Merger Sub, Inc. and ADC Merger Sub, Inc. (collectively the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 10,494,067 and 11,171,999 shares of common stock subject to possible redemption at June 30, 2012 and 2011, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account. Loss per share assuming dilution would give effect to dilutive options, warrants and other potential common shares outstanding during the period. As of June 30, 2012 and 2011, the Company has not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase are contingent upon the occurrence of future events.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as Stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2012, the common stock subject to possible redemption is presented as temporary equity, outside of the Stockholders’ equity section of the Company’s balance sheet.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes (‘‘ASC 740’’). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has recorded a full valuation allowance for all deferred tax assets.

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

The Company’s policy for recording interest and penalties associated with audits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through September 30, 2011 or for the nine months ended June 30, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Subsequent Events

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

On July 6, 2012, the Company entered into an Agreement and Plan of Merger by and among the Company, JP Merger Sub, LLC (the “JetPay Merger Sub”), JetPay, LLC (“JetPay”) and WLES, L.P. (“WLES”), and solely for purposes of Sections 6.12 and 9.9 therein, and Trent Voigt, which was subsequently amended by an Amendment to Merger Agreement, dated as of July 26, 2012, by and between the Company and JetPay. This Agreement and Plan of Merger and subsequent Amendment to Merger Agreement are collectively referred to herein as the JetPay Agreement.

On July 6, 2012, the Company entered into an Agreement and Plan of Merger by and among the Company, Enzo Merger Sub, Inc. (the “EMS Merger Sub), Francis David Corporation (“EMS”), the stockholders of EMS (the “EMS Stockholders”), and James Weiland, as Representative, which was subsequently amended by an Amendment to Merger Agreement, dated as of July 26, 2012, by and between the Company and EMS. This Agreement and Plan of Merger and subsequent Amendment to Merger Agreement are collectively referred to herein as the EMS Agreement.

On July 6, 2012, the Company entered into an Agreement and Plan of Merger by and among the Company, ADC Merger Sub, Inc. (the “ADC Merger Sub”), AD Computer Corporation (“ADC” and collectively with JetPay and EMS, the “Acquired Companies”), Payroll Tax Filing Services, Inc. (“PTFS”), Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative, which was subsequently amended by an Amendment to Merger Agreement, dated as of July 26, 2012, by and between the Company, PTFS and ADC. This Agreement and Plan of Merger and subsequent Amendment to Merger Agreement are collectively referred to herein as the ADC Agreement. The JetPay Agreement, the EMS Agreement and the ADC Agreement are referred to collectively herein as the “Acquisition Agreements” and the transactions contemplated thereby are referred to collectively herein as the “Transaction”.

JetPay Merger

•	Pursuant to the JetPay Agreement, the JetPay Merger Sub will merge with and into JetPay, with JetPay surviving the merger as a wholly owned subsidiary of the Company.

•	In exchange, the Company will pay to WLES $28,000,000 in cash, subject to certain adjustments relating to the net working capital, cash and indebtedness, and 2,000,000 shares of common stock, of which $10,000,000 and 1,666,667 shares of common stock will be placed into an escrow account maintained by JP Morgan Chase Bank, N.A. as partial security to the Company for the obligations of WLES under the JetPay Agreement.

•	WLES will also be entitled to receive up to an aggregate of $5,000,000 in cash and 833,333 shares of common stock in the event certain stock price targets for common stock are achieved and upon a redemption of the warrants issued in the Offering.

 EMS Merger

•	Pursuant to the EMS Agreement, the EMS Merger Sub will merge with and into EMS, with EMS surviving the merger as a wholly owned subsidiary of the Company. Immediately subsequent to the EMS Merger, EMS will acquire all of the outstanding interests of an affiliated entity, BizFunds, LLC, pursuant to a unit purchase agreement, which is attached as an exhibit to the EMS Agreement.

•	In exchange, the Company will pay to the EMS Stockholders $60,000,000 in cash, subject to certain adjustments relating to the net working capital, cash and indebtedness, and 3,333,333 shares of common stock. An additional $10,000,000 will be placed in an escrow account maintained by JP Morgan Chase Bank, N.A. as partial security to the Company for the obligations of the EMS Stockholders under the EMS Agreement. Any amounts remaining in the escrow account on the 18 month anniversary of the closing will be distributed to the EMS Stockholders, subject to retention of any amounts related to pending claims.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

•	Additionally, the EMS Stockholders will be entitled to receive $5,000,000 in cash and 1,666,666 shares of common stock when the Company becomes entitled to redeem the warrants issued in the Offering.

ADC Merger

•	Pursuant to the ADC Agreement, the ADC Merger Sub will merge with and into ADC, with ADC surviving the merger as a wholly owned subsidiary of the Company.

•	In exchange, the Company will pay to stockholders of ADC $16,000,000 in cash, subject to certain adjustments relating to the net working capital, cash and indebtedness.
•	The ADC stockholders will also be entitled to receive $2,000,000 in cash on the 24 month anniversary of the closing.

In connection with the Transaction, the holders of the Public Shares which were sold in the Offering may request redemption of their shares of our common stock for cash in an amount equal to their pro rata share of the aggregate amount on deposit in a trust account holding the proceeds of the Offering.

Pursuant to its Restated Certificate of Incorporation, the Company intends to seek stockholder approval for the Transaction through the filing of a proxy statement with the SEC.

On July 17, 2012, the Company issued a $15,000 principal amount unsecured promissory note to UBPS Services, LLC, an entity controlled by the Company’s Chairman and CEO, Bipin Shah. This note is non-interest bearing and is payable on the earlier of July 17, 2013 or the consummation of an initial Business Combination.

Management did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4—Public Offering

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

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

The Company paid the underwriters of the Offering an underwriting discount of 3.0% of the gross proceeds of the Offering ($2,160,000). The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (‘‘EBC’’) or its designees to purchase 600,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering, with the exception of containing a provision allowing for cashless exercise by EBC. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $1,053,551 (or $1.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.0%, (2) risk-free interest rate of 2.07% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 5 – Insider Warrants

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

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 6 – Investment in Trust Account

Subsequent to the Offering, the net proceeds of the Offering and the sale of the Insider Warrants totaling $72,720,000 ($68,807,968 as adjusted for repurchases through June 30, 2012 under the Company’s Share Repurchase Plan) were deposited into an interest-bearing trust account and invested only in United States “government securities” (within the meaning of Section 2(a)(16) of the Investment Company Act of 1940) having a maturity of 180 days or less until the earlier of either (i) the consummation of a Business Combination or (ii) liquidation of the Company.

As of June 30, 2012, the investment securities in the Company’s Trust Account consisted of $68,802,559 in United States Treasury Bills, and as of September 30, 2011, investment securities in the Company’s Trust Account consisted of $9,999,913 in United States Treasury Bills and $58,930,694 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Company had 68,802,559 and $9,999,913 in held-to-maturity securities at June 30, 2012, and September 30, 2011 respectively.

Assets Measured at Fair Value on a Recurring Basis

	June 30, 2012	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Held to Maturity U.S. Securities	$68,882,559	$68,882,559	$-	$-

	September 30, 2011	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Held to Maturity U.S. Treasury Securities	$10,000,000	$10,000,000	$-	$-

Note 7 —Notes Payable to Affiliate

During the nine months ended June 30, 2012, the Company issued to UBPS Services, LLC, (“Services”) an entity controlled by Bipin Shah, our Chairman and Chief Executive Officer, various notes aggregating in the principal amount of $232,500. These notes are non-interest bearing and are payable on the earlier of their first anniversary, or the consummation of an initial Business Combination.

Note 8 —Commitments

The Company presently occupies office space provided by Services. Services has agreed that, until the Company consummates a Business Combination, it will make such office space as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Services an aggregate of $7,500 per month for such services commencing on May 9, 2011.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

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

Note 9 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In connection with the organization of the Company, on December 6, 2010, a total of 3,450,000 shares of the Company’s common stock were sold to the Initial Stockholders at a price of $0.00725 per share for an aggregate of $25,000.

On August 10, 2011, the Company repurchased 329,000 shares of its common stock under the Share Repurchase Plan, on September 1, 6, and 12 the Company repurchased an additional 329,000 shares in aggregate, and on October 27, the Company repurchased an additional 2,328 shares. The Company repurchased an additional 19,979 shares on March 14, 2012. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan. A total of $3,925,393 was withdrawn from the Company’s trust account to complete such repurchases. The repurchased shares were subsequently cancelled.

As of June 30, 2012, 14,319,693 shares of common stock were issued and outstanding, following the cancellation of 450,000 shares which were forfeited by the Initial Stockholders upon the underwriters’ election not to exercise their over-allotment option and the repurchase and subsequent cancellation of 680,307 shares under the Company’s Share Repurchase Plan. In addition, 750,000 of such shares are subject to forfeiture in the event that the Company does not satisfy the conditions required to redeem any outstanding Warrants as described in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report. References to “we”, “us”, “our” or the “Company” are to Universal Business Payment Solutions Acquisition Corporation, except where the context requires otherwise.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION AND

SUBSIDIARIES

(A Company in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

On May 13, 2011 we consummated an initial public offering (the “Public Offering”) of 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Public Offering, certain of our initial stockholders and the underwriters of the Public Offering purchased 6,960,000 Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company (the “Warrant Offering”). We raised aggregate gross proceeds of $75,480,000 from the Public Offering and Warrant Offering, of which $72,720,000 ($68,807,968 as adjusted for repurchases through June 30, 2012 under the Company’s Share Repurchase Plan is being held in a trust account for our benefit (the “Trust Account”). We intend to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial Business Combination.

On June 25, 2012, the JetPay Merger Sub, the FMS Merger Sub and the ADC Merger Sub were formed in Delaware for the purposes of the transaction more fully described below.

The Acquisition Agreements

On July 6, 2012, the Company entered into the Acquisition Agreements to acquire each of JetPay, EMS and ADC, and their respective subsidiaries. (See Note 3 in Section 1for further information about these companies).

JetPay Merger

•	Pursuant to the JetPay Agreement, the JetPay Merger Sub will merge with and into JetPay, with JetPay surviving the merger as a wholly owned subsidiary of the Company.

•	In exchange, the Company will pay to WLES $28,000,000 in cash, subject to certain adjustments relating to the net working capital, cash and indebtedness, and 2,000,000 shares of common stock, of which $10,000,000 and 1,666,667 shares of common stock will be placed into an escrow account maintained by JP Morgan Chase Bank, N.A. as partial security to the Company for the obligations of WLES under the JetPay Agreement.

•	WLES will also be entitled to receive up to an aggregate of $5,000,000 in cash and 833,333 shares of common stock in the event certain stock price targets for common stock are achieved and upon a redemption of the warrants issued in the Offering.

 EMS Merger

•	Pursuant to the EMS Agreement, the EMS Merger Sub will merge with and into EMS, with EMS surviving the merger as a wholly owned subsidiary of the Company. Immediately subsequent to the EMS Merger, EMS will acquire all of the outstanding interests of an affiliated entity, BizFunds, LLC, pursuant to a unit purchase agreement, which is attached as an exhibit to the EMS Agreement.

•	In exchange, the Company will pay to the EMS Stockholders $60,000,000 in cash, subject to certain adjustments relating to the net working capital, cash and indebtedness, and 3,333,333 shares of common stock. An additional $10,000,000 will be placed in an escrow account maintained by JP Morgan Chase Bank, N.A. as partial security to the Company for the obligations of the EMS Stockholders under the EMS Agreement. Any amounts remaining in the escrow account on the 18 month anniversary of the closing will be distributed to the EMS Stockholders, subject to retention of any amounts related to pending claims.

•	Additionally, the EMS Stockholders will be entitled to receive $5,000,000 in cash and 1,666,666 shares of common stock when the Company becomes entitled to redeem the warrants issued in the Offering.

ADC Merger

•	Pursuant to the ADC Agreement, the ADC Merger Sub will merge with and into ADC, with ADC surviving the merger as a wholly owned subsidiary of the Company.

•	In exchange, the Company will pay to stockholders of ADC $16,000,000 in cash, subject to certain adjustments relating to the net working capital, cash and indebtedness.
•	The ADC stockholders will also be entitled to receive $2,000,000 in cash on the 24 month anniversary of the closing.

In connection with the Transaction, the holders of the Public Shares which were sold in the Offering may request redemption of their shares of our common stock for cash in an amount equal to their pro rata share of the aggregate amount on deposit in a trust account holding the proceeds of the Offering.

Pursuant to its Restated Certificate of Incorporation, the Company intends to seek stockholder approval of the Transaction through the filing of a proxy statement with the SEC.

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

We incurred a net loss of $155,222 for the three-month period ended and a net loss of $537,592 for the nine-month period ended June 30, 2012, respectively. These compare to losses of $38,416 for the three-months ended June 30, 2011 and $39,953 for the period from November 12, 2010 (inception) through June 30, 2011. The Company lost $627,548 for the period from November 12, 2010 (inception) through June 30, 2012. The Company’s expenses in the three and nine months ended June 30, 2012 reflected increased costs related to our search for an acquisition, along with, in the three months ended June 30, 2012 annual costs related to taxes and membership costs. Until we enter into a Business Combination, we will not have revenues other than interest earned on the funds held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2012, we had $6,967 in our operating bank account. On May 13, 2011, after the consummation of the Public Offering, approximately $600,000 was placed into our operating bank account to be available for use by management to cover operating costs and the costs associated with identifying a target business and negotiating a Business Combination. Of this amount, approximately $340,000 was used to pay accrued offering costs and $125,000 was used to repay notes held by certain of our initial stockholders.

We intend to use the approximately $7,000 of remaining net proceeds not held in the Trust Account plus the interest earned on the funds held in the Trust Account that may be released to us to fund our working capital requirements. As of June 30, 2012, U.S Treasury Bills with maturities less than six month were yielding under approximately .09%. We believe such rate is representative of those we may receive on the balance of the Trust Account.

During the nine months ended June 30, 2012, the Company issued to UBPS Services, LLC, an entity controlled by Bipin Shah, our Chairman and Chief Executive Officer various notes aggregating in the principal amount of $232,500. These notes are non-interest bearing and are payable on the earlier of their anniversary, or the consummation of an initial Business Combination.

Over the next seven months, we will be using these funds to carry out the necessary actions to consummate the transactions contemplated by the Acquisition Agreements, including preparing a proxy statement relating thereto and soliciting stockholder approval. Our actual costs may be higher or lower than these estimates. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the Trust Account, as well as entering into contingent fee arrangements with our vendors. We may need to raise additional capital through loans or additional investments from our initial stockholders, officers, directors, or third parties. None of our initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

The net proceeds from our Public Offering, after deducting offering expenses of approximately $473,000 and underwriting discounts of $2,160,000, were approximately $69,366,894. Of this amount, $69,240,000, plus the $3,480,000 we received from the Warrant Offering, was placed in the Trust Account ($68,807,968 as adjusted for repurchases through June 30, 2012 under the Company’s Share Repurchase Plan). The remaining net proceeds not in trust is being used for working capital purposes. We intend to use the net proceeds of the Warrant Offering and our Public Offering, representing our funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto, including $2,070,000 payable to EarlyBirdCapital, Inc. (“EBC”) upon consummation of an initial Business Combination for acting as our non-exclusive investment banker for structuring and negotiating such Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target’s business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Off-Balance Sheet Arrangements

Our Company did not have any off-balance sheet arrangements as of June 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officer have concluded that during the period covered by this report, the Company’s financial reporting has become more complex and as such its disclosure controls and procedures were not effective.

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

We do not currently employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. Due to this material weakness, in preparing our financial statements for the quarter ended June 30, 2012 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2011 or the quarter ended June 30, 2012. However, management believes that this lack of internal accounting staff could result in a material misstatement in our financial statements in future periods. We expect that the material weakness in our disclosure controls and procedures will continue in 2012 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the additional risk factors set forth below, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011.

Since the Initial Stockholders will lose their entire investment in the Company if a Business Combination is not consummated, a conflict of interest may arise in determining whether the Transaction is appropriate for the Company’s initial business combination.

Prior to the Offering, the Initial Stockholders purchased 3,450,000 shares of common stock of the Company (“Insider Shares”) for an aggregate purchase price of $25,000, or approximately $0.00725 per share, of which 450,000 Insider Shares were forfeited upon expiration of the underwriters’ over-allotment option without exercise. In addition, simultaneously with the consummation of the Offering, the Company consummated the private sale of 6,960,000 Insider Warrants to the Initial Stockholders and the underwriters of the Offering at a price of $0.50 per warrant for an aggregate purchase price of $3,480,000. In light of the amount of consideration paid, the Company’s directors and officers will likely benefit from the completion of the Transaction even if the Transaction causes the market price of the Company’s securities to significantly decrease. The likely benefit to the Company’s directors and officers may influence their motivation for promoting the Transaction and/or soliciting proxies for the approval of the Acquisition Agreements.

The Insider Shares held by the Initial Stockholders will be worthless if the Company does not consummate a Business Combination by February 9, 2013. The Insider Warrants will also be worthless if the Company does not consummate a business combination by February 9, 2013. The personal and financial interests of these directors and officers of the Company may have influenced their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, the discretion of these officers and directors in identifying and selecting the Acquired Companies as the Company’s target businesses may have resulted in a conflict of interest when determining whether the terms, conditions and timing of the Transaction are appropriate and in the Company stockholders’ best interests.

Activities taken by the Company to utilize a portion of the funds in the trust account to purchase, directly or indirectly, shares held by the Public Stockholders will increase the likelihood of approval of the Acquisition Proposal and other proposals.

At any time prior to the special meeting, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the Company, the Initial Stockholders or the Company’s directors, officers, advisors and their respective affiliates may privately negotiate transactions to purchase shares held by the Public Stockholders after the closing of the Transaction from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules.

Such a purchase would include a contractual acknowledgement that such selling stockholder, although still the record holder of the shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Company, the Initial Stockholders or the Company’s directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from the Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although it is not anticipated that a premium purchase price would be paid for such shares, in the event that it is, such payment of a premium purchase price may not be in the best interests of those stockholders not receiving any such additional consideration. In the event that the Company is the buyer in such privately negotiated purchases, trust account proceeds could be used to pay the purchase price in such transactions after the closing of the Transaction.

The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of the Transaction or, where the purchases are made by the Initial Stockholders or the Company’s directors, officers, advisors or their respective affiliates, to satisfy a closing condition in an agreement with a target that requires the Company to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of the Transaction, which may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to the Public Stockholders in advance of the closing of the Transaction.

The Company may not be able to consummate a business combination within the prescribed time frame, in which case the Company’s corporate existence will cease all operations except for the purpose of winding up, redeeming the Public Shares and liquidating.

The Company’s officers and directors have agreed that the Company must complete an initial Business Combination by February 9, 2013. If the Company fails to consummate an initial business combination or the Transaction, as applicable, within such time frame, the Company will:

•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible, redeem 100% of the Public Shares subject to lawfully available funds therefor; and

•	as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate;

subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the Company is unable to consummate its initial Business Combination within the prescribed time frame, the Public Stockholders will be forced to wait, at a minimum, until February 9, 2013 before receiving distributions from the trust account.

The Company has until February 9, 2013, to consummate its initial Business Combination. If the Company fails to consummate an initial Business Combination during such time frame, it will cease all operations except for the purpose of winding up, redeem the Public Shares, and dissolve and liquidate. If the Company’s plan to redeem the Public Shares is not consummated for any reason, compliance with Delaware law may require that the Company submit a plan of dissolution to its then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, the Public Stockholders may be forced to wait beyond February 9, 2013 before receiving the return of a pro rata portion of the proceeds from the trust account. Except for the above redemption, the Company has no obligation to return funds to the Public Stockholders prior to the date of its liquidation unless it consummates an initial business combination prior thereto and only then in cases where stockholders have sought to redeem their shares.

Our board did not obtain a fairness opinion in determining whether or not to proceed with the Transaction and, as a result, the terms may not be fair from a financial point of view to the Company’s stockholders.

In analyzing the Transaction, the Company’s board conducted significant due diligence on the Acquired Companies, including, among other things, researching the industries in which the Acquired Companies operate, reviewing comparisons of comparable companies and performing a discounted cash flow analysis. Our board believes because of the financial skills and background of its directors, it was qualified to conclude that the Transaction was fair from a financial perspective to its stockholders. Notwithstanding the foregoing, our board did not obtain a fairness opinion to assist it in its determination. Accordingly, our board may be incorrect in its assessment of the transaction.

If the Company is deemed to be an investment company under the Investment Company Act, the Company may be required to institute burdensome compliance requirements and the Company’s activities may be restricted, which may make it difficult to complete the Transaction.

If the Company is deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), its activities may be subject to certain restrictions, including:

•	restrictions on the nature of its investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for the Company to complete the Transaction.

In addition, the Company may have imposed upon it burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

`	•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The Company does not believe that its principal activities subject it to the Investment Company Act of 1940, as amended (the “Investment Company Act”). The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, the Company believes that it meets the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If the Company was deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to consummate the Transaction. If the Company is unable to complete its initial Business Combination by February 9, 2013, Public Stockholders may receive less than $6.06 per Public Share on the Company’s redemption, and the Company’s Warrants will expire worthless.

Failure to successfully combine and integrate the businesses of the Company and the Acquired Companies in the expected time frame may adversely affect the combined company’s future results.

The success of the Transaction will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of the Acquired Companies. To realize these anticipated benefits, the businesses of the Acquired Companies must be successfully integrated and combined. The Company and each of the Acquired Companies have been independent companies, and they will continue to be operated as such until the completion of the business combination. The management of the combined company may face significant challenges in consolidating the functions of the Acquired Companies integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the four companies, and retaining key personnel. If the combined company is not successfully integrated, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Transaction may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, customary regulators and others with whom they have business or other dealings.

The price of the Public Shares after consummation of the Transaction may be volatile.

The price of the Public Shares after consummation of the Transaction may be volatile, and may fluctuate due to factors such as:

•	investor sentiment toward payment processing companies in general;

•	announcements concerning the Acquired Companies or their competitors;

•	shortfalls in operating results from levels forecasted by securities analysts;

•	actual or anticipated fluctuations in the Acquired Companies’ quarterly and annual results and those of their publicly-held competitors;

•	investor sentiment toward companies with material indebtedness on their balance sheet; and

•	the general state of the economy and securities markets.

The risks described above are not the only risks we face with respect to the consummation of the Transactions. Additional risks not presently known to us or that we currently deem immaterial may also impair our ability to consummate the Transactions and may impair our business operations and ability to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the nine months ended June 30, 2012, the Company issued to UBPS Services, LLC, (“Services”) an entity controlled by Bipin Shah, our Chairman and Chief Executive Officer, various notes aggregating in the principal amount of $232,500. These notes are non-interest bearing and are payable on the earlier of their first anniversary, or the consummation of an initial Business Combination.

Item 6. Exhibits

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, WLES, L.P. and Trent Voigt(1)
2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative(1)
2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative(1)
10.1	Promissory Note dated April 5, 2012 issued to UBPS Services, LLC
10.2	Promissory Note dated June 1, 2012 issued to UBPS Services, LLC
10.3	Promissory Note dated June 6, 2012 issued to UBPS Services, LLC
10.4	Promissory Note dated June 15, 2012 issued to UBPS Services, LLC
10.5	Promissory Note dated July 17, 2012 issued to UBPS Services, LLC
31.1	Certification of the CEO pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the CAO pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO and CAO pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1) Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: August 14, 2012	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

