Form 10-Q/A
period 2012-06-30
Universal Business Payment Solutions Acquisition Corp
filed 2012-09-12
CIK 1507986

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☒    No ☐

As of August 10, 2012, the latest practicable date, 14,319,693 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Universal Business Payment Solutions Acquisition Corporation for the quarter ended June 30, 2012 filed on August 14, 2012 for the sole purpose of furnishing Exhibit 101. Exhibit 101 to this report provides financial information formatted in Extensible Business Reporting Language (XBRL) in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 does not reflect any events occurring subsequent to the August 14, 2012 filing date of the original Form 10-Q for the quarter ended June 30, 2012 or in any way modify or update disclosures made in the original Form 10-Q filing for the quarter ended June 30, 2012.

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

Item 6. Exhibits

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, WLES, L.P. and Trent Voigt(1)
2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative(1)
2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative(1)
10.1	Promissory Note dated April 5, 2012 issued to UBPS Services, LLC*
10.2	Promissory Note dated June 1, 2012 issued to UBPS Services, LLC*
10.3	Promissory Note dated June 6, 2012 issued to UBPS Services, LLC*
10.4	Promissory Note dated June 15, 2012 issued to UBPS Services, LLC*
10.5	Promissory Note dated July 17, 2012 issued to UBPS Services, LLC*
31.1	Certification of the CEO pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the CAO pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the CEO and CAO pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2012.
*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: September 12, 2012	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer (Principal Executive, Accounting and Financial Officer)