Form 10-K
period 2012-09-30
Universal Business Payment Solutions Acquisition Corp
filed 2013-01-14
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  NO ☐

As of March 31, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $37 million based on the number of shares held by non-affiliates as of March 31, 2012, and the last reported sale price of the registrant’s common stock on March 31, 2012.

As of January 11, 2013, the latest practicable date, 11,519,094 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include statements about our:

•	ability to integrate our initial business combination;

•	anticipated benefits of our initial business combination;

•	future financial performance and the financial performance of any company acquired in our initial business combination following such combination;

•	expansion plans and opportunities;

•	maintaining cost-effectiveness of technology and operations;

•	developing and successfully marketing new products;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	expectations regarding the involvement of our management following our initial business combination;

•	estimates regarding the operating expenses of our business before the consummation of our initial business combination and the beliefs that we will have sufficient funds to operate for the next 18 months, or 21 months pursuant to the automatic period extension, assuming that our initial business combination is not consummated during that time;

•	potential ability to obtain additional financing to complete a business combination;

•	public securities’ potential liquidity and trading;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

PART I.

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “UBPSAC,” “us,” “we” and “our” refer to Universal Business Payment Solutions Acquisition Corporation.

Item 1. Business

Introduction

We are a blank check corporation organized under the laws of Delaware on November 12, 2010. We were formed with the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses. In this Annual Report on Form 10-K, we refer to any such transaction as a business combination. While we expect to focus on the financial services industry, our search for a target business is not limited to any geographic location or industry. Pursuant to our Restated Certificate of Incorporation, we will have until February 9, 2013 to consummate a business combination or we will (1) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account including interest, less taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders. As of September 30, 2012, our efforts have been limited to organizational activities, our initial public offering (the “Offering”) and the search for a suitable business transaction.

Significant Activities Since Inception

A registration statement relating to the Offering was declared effective by the SEC on May 9, 2011. On May 13, 2011, we sold 12,000,000 units in the Offering at a price of $6.00 per unit. Each such unit consists of one share of our common stock, $.001 par value per share, and one common stock purchase warrant. Each such warrant entitles the holder to purchase one share of common stock at a price of $6.90. The warrants will become exercisable on the later of (1) May 9, 2012 and (2) the consummation of a business combination and will expire on the earlier of (1) five years from the date on which a business combination is completed, (2) the liquidation of the trust account if we have not completed a business combination within the required time periods or (3) upon redemption. We may redeem the warrants at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $9.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

Concurrently with the closing of the Offering, our initial stockholders purchased 6,240,000 warrants at a price of $0.50 per warrant, for an aggregate purchase price of $3,120,000, in a private placement. In addition, EarlyBirdCapital, Inc., representative of the several underwriters of the Offering (“EarlyBirdCapital”), or its designees purchased 720,000 warrants on the same terms for an aggregate purchase price of $360,000 (the “EBC Warrants”). All of the proceeds we received from the purchase of these warrants were placed in the trust account described below. The warrants issued to our initial stockholders and EarlyBirdCapital are identical to the warrants offered by us in the Offering, except that such warrants are non-redeemable and may be exercised on a cashless basis so long as such warrants are held by the individuals who acquire them or their affiliates. We also agreed to sell to EarlyBirdCapital for $100, as additional compensation, an option to purchase up to a total of 600,000 units at a price of $6.60 per unit. The units issuable upon exercise of the unit purchase option are identical to those offered by us in the Offering.

On May 13, 2011, we received net proceeds of $69,366,994 from the Offering and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of warrants to our initial stockholders and the underwriters of the Offering) is being held in a trust account for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first business combination, (ii) the Company’s failure to consummate a business combination within the prescribed time and (iii) such time as the Company’s common stock trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that our common stock trades at or below $5.75 per share, there will be released to the Company from the trust account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares).

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

Completed Business Combinations

On July 6, 2012, we entered into three definitive agreements (the “Acquisition Agreements”) to acquire the following three companies: (i) JetPay, LLC, a Texas limited liability company (“JetPay”) and certain affiliated entities; (ii) Francis David Corporation (d/b/a/ Electronic Merchant Systems), an Ohio corporation (“EMS”) and certain affiliated entities; and (iii) AD Computer Corporation, a Pennsylvania corporation (“ADC”) and certain affiliated entities. Our board of directors approved each of the agreements and the transactions contemplated thereby (collectively, the “Completed Transactions”). On August 10, 2012, we entered into amendments with respect to the definitive agreements for the Completed Transactions. On December 11, 2012, the Company, Enzo Merger Sub, Inc. and the Francis David Corporation d/b/a Electronic Merchant Systems mutually agreed to terminate that certain Agreement and Plan of Merger, dated as of July 6, 2012, among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative. As a result, we are no longer pursing a transaction with EMS. The transactions with JetPay and ADC were consummated on December 28, 2012. A description of the Acquisition Agreements relating thereto and the transactions consummated thereby, is set forth below.

Description of JetPay Transaction

On July 6, 2012, UBPSAC, JP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UBPSAC (the “JetPay Merger Sub”), JetPay, and WLES, L.P., a Texas limited partnership (“WLES”) and Trent Voigt, entered into an Agreement and Plan of Merger (the “JetPay Agreement”).

Pursuant to the terms of the JetPay Agreement, JetPay Merger Sub will merge with and into JetPay, with JetPay surviving the merger as a wholly-owned subsidiary of UBPSAC (the “JetPay Merger”) in exchange for consideration in the form of cash and our common stock as further described below under the heading “Consideration.” Prior to the closing of the transactions contemplated by the JetPay Agreement, JetPay will acquire all of the outstanding interests in two affiliated entities, JetPay ISO Services, LLC, a Texas limited liability company, and JetPay Merchant Services, LLC, a Texas limited liability company (such entities together with JetPay, the “JetPay Entities”), each of which will be wholly-owned subsidiaries of JetPay following the JetPay Merger.

The JetPay Agreement is described below in greater detail. The description of the JetPay Agreement is qualified in its entirety by reference to the full text of the JetPay Agreement and the amendments thereto which were filed as exhibits to Current Reports on Form 8-K filed by us on July 9, 2012, August 10, 2012, November 20, 2012 and December 5, 2012. You are urged to read the entire JetPay Agreement and the amendments thereto and the other exhibits attached hereto.

Consideration

Upon the closing of the transactions contemplated by the JetPay Agreement, WLES will receive aggregate consideration consisting of: (a) $28,000,000 in cash (the “JetPay Cash Merger Consideration”); and (b) 2,000,000 shares of our common stock (the “JetPay Stock Merger Consideration”). The JetPay Cash Merger Consideration and JetPay Stock Merger Consideration are subject to adjustment to the extent more than 4,740,746 shares of common stock are redeemed in connection with the transaction. For every share redeemed in excess of such threshold, the JetPay Cash Merger Consideration will be reduced by the product of such excess redemptions and $6.08, up to a maximum of $10,000,000 and the JetPay Stock Merger Consideration will be increased by the lesser of (i) the product of such excess redemptions and $6.08, divided by $6.00 and (ii) 1,666,667 shares. The JetPay Cash Merger Consideration is also subject to certain adjustments relating to the net working capital, cash and indebtedness of the JetPay Entities. In addition to the Closing Date Merger Consideration, WLES shall be entitled to receive $5,000,000 in cash and 833,333 shares of our common stock upon a redemption of the warrants issued in connection with the Offering and achievement of certain stock price targets based upon the trading price of our common stock.

Also at the closing of the transactions contemplated by the JetPay Agreement, in accordance with the terms and conditions of the JetPay Agreement, we will deposit up to $10,000,000 of the JetPay Cash Merger Consideration and no fewer than 1,666,667 shares of the JetPay Stock Merger Consideration, subject to the adjustment of the JetPay Cash Merger Consideration and the JetPay Stock Merger Consideration set forth above with respect to excess redemptions, in an escrow fund, which shall be available to UBPSAC and JetPay as the surviving entity, as partial security for WLES’s obligations under the JetPay Agreement. We have agreed to enter into an escrow agreement with JetPay and JP Morgan, as escrow agent thereunder, to govern the rights and obligations of the parties thereto with respect to such funds.

Non-Compete

WLES and each of the WLES partners agree that, from the closing date for a period of five years, they will not, nor will they permit any of their affiliates to directly or indirectly engage in any competing business in the United States or engage in certain activities in competition with the business of UBPSAC, JetPay or their subsidiaries.

Representations, Warranties and Covenants of the Parties

The JetPay Agreement contains customary representations, warranties and covenants of the parties. Subject to certain exceptions, the representations and warranties of the parties contained in the JetPay Agreement will survive until the 18 month anniversary of the closing of the transactions contemplated thereunder. The representations, warranties and covenants contained in the JetPay Agreement are qualified by information in confidential disclosure schedules delivered together with the JetPay Agreement. The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the JetPay Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

Additionally, the parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation and similar matters. In addition, each of JetPay and WLES has agreed to continue to operate their business in the ordinary course prior to closing, subject to specified exceptions and unless we agree otherwise.

Indemnification

The JetPay Agreement provides the parties standard indemnification rights with respect to breaches of the JetPay Agreement. We are also receiving indemnification for specific contingent liabilities disclosed by JetPay prior to signing. Except for certain of JetPay’s representations and warranties (including as to tax matters and certain “fundamental representations”), no indemnification amounts will be payable with respect to breaches of the representations and warranties unless and until the aggregate amount of all indemnifiable damages otherwise payable exceeds $125,000, at which point UBPSAC and the surviving entity can recover for all damages incurred, and the maximum amount of indemnifiable damages recoverable with respect to such claims shall not exceed $6,000,000. All other claims for indemnification, except for claims related to indemnifiable taxes, fraud or material misrepresentation and tax-related representations and warranties are capped at the combined value of the JetPay Cash Merger Consideration and JetPay Stock Merger Consideration.

Conditions to Closing the JetPay Merger

The obligations of the parties to consummate the JetPay Agreement were subject to various closing conditions, including, among others: (a) no governmental authority enacts, issues, promulgates, enforces or enters any law or order that is then in effect and has the effect of making the consummation of the JetPay Merger illegal; (b) the approval of our stockholders; (c) holders of less than 87.5% of the shares of our common stock issued in the Offering and outstanding immediately before the closing shall have exercised their rights to redeem their shares (a “Shareholder Redemption”); (d) receipt of various ancillary documents to the JetPay Agreement; (e) receipt of the financing by us or the JetPay Merger Sub to consummate the transactions contemplated by the JetPay Agreement; and (f) consummation of the transactions contemplated by the ADC Agreement

Termination

The JetPay Agreement may be terminated, among other reasons, at any time prior to the closing date of the JetPay Merger: (a) by mutual written consent of UBPSAC and JetPay; (b) by either UBPSAC or JetPay if the closing has not occurred on or before December 31, 2012, (c) if any governmental authority enacts, enforces or enters any order or law that has the effect of enjoining or otherwise preventing or prohibiting the JetPay Merger; or (d) if our stockholders fail to approve and adopt the JetPay Agreement or a Shareholder Redemption occurs.

Description of ADC Transaction

On July 6, 2012, UBPSAC, ADC Merger Sub, Inc., a Delaware limited liability company and a wholly-owned subsidiary of UBPSAC (the “ADC Merger Sub”), ADC, Payroll Tax Filing Services, Inc. (“PTFS”) Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass (collectively, the “ADC Stockholders”) and C. Nicholas Antich, as Representative, entered into an Agreement and Plan of Merger (the “ADC Agreement” and together with the JetPay Agreement, the “Acquisition Agreements”).

Pursuant to the terms of the ADC Agreement, ADC Merger Sub will merge with and into ADC, with ADC surviving the merger as a wholly-owned subsidiary of UBPSAC (the “ADC Merger”) in exchange for consideration in the form of cash and our common stock as further described below under the heading “Consideration.” Immediately prior to the closing of the transactions contemplated by the ADC Agreement, ADC will acquire all of the outstanding interests in PTFS, (together with ADC, the “ADC Entities”), which will remain a wholly-owned subsidiary of ADC following the ADC Merger.

The ADC Agreement is described below in greater detail. The description of the ADC Agreement and the amendments thereto are qualified in its entirety by reference to the full text of the ADC Agreement and amendment thereto which were attached to the Current Reports on Form 8-K filed by us in relation to this transaction on July 9, 2012, August 10, 2012 and December 26, 2012. You are urged to read the entire ADC Agreement and the other exhibits attached hereto.

Consideration

Upon the closing of the transactions contemplated by the ADC Agreement, the ADC Stockholders will receive aggregate consideration consisting of: (a) $16,000,000 in cash (the “ADC Cash Merger Consideration”); and (b) 1,000,000 shares of our common stock (the “ADC Stock Merger Consideration”). Additionally, on the 24 month anniversary of the closing of the transaction, the ADC Stockholders are entitled to receive $2,000,000. The ADC Cash Merger Consideration is subject to certain adjustments relating to the net working capital, cash and indebtedness of the ADC Entities.

Non-Compete

The ADC Stockholders agree that, from the closing date for a period of five years, they will not, nor will they permit any of their affiliates to directly or indirectly engage in any competing business in the United States or engage in certain activities in competition with the business of UBPSAC, ADC or their subsidiaries.

Representations, Warranties and Covenants of the Parties

The ADC Agreement contains customary representations, warranties and covenants of the parties. Subject to certain exceptions, the representations and warranties of the parties contained in the ADC Agreement will survive until the 18 month anniversary of the closing of the transactions contemplated thereunder. The representations, warranties and covenants contained in the ADC Agreement are qualified by information in confidential disclosure schedules delivered together with the ADC Agreement. The disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the ADC Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

Additionally, the parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation and similar matters. In addition, each of ADC and the ADC Stockholders has agreed to continue to operate their business in the ordinary course prior to closing, subject to specified exceptions and unless we agree otherwise.

Indemnification

The ADC Agreement provides the parties standard indemnification rights with respect to breaches of the ADC Agreement. We are also receiving indemnification for specific contingent liabilities disclosed by ADC prior to signing. Except for certain of ADC’s representations and warranties (including as to tax matters and certain “fundamental representations”), no indemnification amounts will be payable with respect to breaches of the representations and warranties unless and until the aggregate amount of all indemnifiable damages otherwise payable exceeds $100,000, and the maximum amount of indemnifiable damages recoverable with respect to such claims shall not exceed $2,160,000. All other claims for indemnification, except for claims related to indemnifiable taxes, fraud or intentional misrepresentation and tax-related representations and warranties are capped $24,000,000.

Conditions to Closing the ADC Merger

The obligations of the parties to consummate the ADC Agreement were subject to various closing conditions, including, among others: (a) no governmental authority enacts, issues, promulgates, enforces or enters any law or order that is then in effect and has the effect of making the consummation of the ADC Merger illegal; (b) the approval of our stockholders; (c) Shareholder Redemption shall not have occurred; (d) receipt of various ancillary documents to the ADC Agreement; (e) receipt of the financing by UBPSAC or the ADC Merger Sub to consummate the transactions contemplated by the ADC Agreement; and (f) consummation of the transactions contemplated by the JetPay Agreement.

Termination

The ADC Agreement may be terminated, among other reasons, at any time prior to the closing date of the ADC Merger (a) by mutual written consent of UBPSAC and ADC; (b) by either UBPSAC or ADC if the closing has not occurred on or before December 31, 2012, (c) if any governmental authority enacts, enforces or enters any order or law that has the effect of enjoining or otherwise preventing or prohibiting the ADC Merger; or (d) if our stockholders fail to approve and adopt the ADC Agreement or a Shareholder Redemption occurs.

Proxy Statement and Stockholders’ Meeting.

We have prepared and filed a proxy statement with the SEC on November 13, 2012. We also agreed to prepare and file any other filing required under the securities laws or any other federal, foreign or blue sky laws, and called and held a meeting of its stockholders for the purpose of seeking the approval of the transactions contemplated by the Acquisition Agreements by our stockholders. A complete description of the Completed Transactions along with information relating to the stockholder proposals relating thereto is contained in our proxy statement on Schedule 14A filed on November 13, 2012. You are urged to read the proxy statement and the exhibits attached thereto in their entirety. On December 11, 2012, we held a special meeting of our warrant holders at which such warrant holders voted to adopt the proposal to approve the termination of the warrant agreement that governs all of our issued and outstanding warrants and the conversion of each issued and outstanding warrant into .1333 shares of our common stock. On December 28, 2012, we held a special meeting of our stockholders at which such stockholders voted to approve the Completed Transactions contemplated by the Acquisition Agreements and to further amend and restate our certificate of incorporation.

Closing of Completed Transactions

On December 28, 2012, pursuant to the ADC Agreement and the JetPay Agreement, ADC Merger Sub and JetPay Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay surviving such mergers. In connection with the closing, we caused $16,000,000 in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, L.P., JetPay’s sole member. Additionally, we issued 1,000,000 shares of our Common Stock to the stockholders of ADC and 3,666,667 shares of our Common Stock to WLES, L.P., 3,333,333 of which was deposited in an escrow account to secure the obligations of WLES, L.P. under the JetPay Agreement.

Convertible Note Purchase Agreement

In order to finance a portion of the cash payable in the Completed Transactions, on December 28, 2012, we entered into a Secured Convertible Note Agreement (the “Note Agreement”) with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. (collectively, the “Note Investors”) pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay. In connection with the Note Agreement, we entered into separate Secured Convertible Promissory Notes with each of the Note Investors (the “Notes”). Amounts outstanding under the Notes will accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not prepayable.

Pursuant to the Notes, the Note Investors will be entitled to convert all or any portion of the amounts outstanding under the Notes into shares of our Common Stock at a conversion price of $5.15 per share, subject to certain adjustments.

In connection with the Note Agreement, we entered into Registration Rights Agreements on December 28, 2012 with each of the Note Investors, pursuant to which we agreed to provide registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes whereby the Note Investors would be entitled up to three “demand” registration requests and unlimited “piggyback” registration requests. To the extent a registration for the shares has not been declared effective by the SEC by June 30, 2013, the conversion price of the Notes will be reduced by $0.15 per share with additional reductions of $0.05 per share for every 30 day delay thereafter until a registration has been declared effective.

In connection with the Notes, certain of our stockholders agreed to transfer 832,698 shares of Common Stock that they acquired prior to the Offering to certain of the Note Investors. Such shares were previously held in an escrow account established at the time of the Offering pursuant to Stock Escrow Agreements, each dated as of May 13, 2011, among each such stockholder, the Company and Continental Stock Transfer & Trust Company. Following the transfers, such shares will no longer be held in escrow. As part of such share issuance, we entered into Registration Rights Agreements, dated as of December 28, 2012, with each such investor which entitles each such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests.

As partial consideration for Mr. Lubert to enter into the Note Agreement, we agreed, pursuant to the Stock Escrow Termination Agreement, dated as of December 28, 2012, to terminate the Stock Escrow Agreement, dated as of May 13, 2011, among Mr. Lubert, the Company and Continental Stock Transfer & Trust Company, with respect to 826,000 shares of our Common Stock.

Assumption Agreement

In order to finance the Completed Transactions, on December 28, 2012, we also entered into an Amendment, Guarantee and Waiver Agreement (the “Assumption Agreement”) with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement, we agreed to guarantee JetPay’s obligations with respect to an existing loan agreement between JetPay, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). JetPay also agreed to compensate the Payees for any negative tax consequences as a result of its existing note remaining outstanding after December 31, 2012. Amounts outstanding under the loan are convertible at the holders’ option into shares of our Common Stock at a conversion price of $6.00 per share, unless JetPay is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share and (ii) the average trading price of shares of our Common Stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter.

In exchange for the foregoing, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay Agreement. JetPay was obligated to pay any amounts still outstanding on the existing loan in excess of $6,000,000 upon closing of the transactions contemplated by the JetPay Agreement. All amounts outstanding under the loan agreement must be repaid within one year.

Loan and Security Agreement

On December 28, 2012, ADC and Payroll Tax Filing Services, Inc. (“PTFS”, together with ADC, the “Borrowers”), as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Metro Bank as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the existing notes will accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments.

The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants related to their debt coverage ratio and total leverage ratio during the term of the loan. The loans may be prepaid at the option of the Borrowers without any premium or penalty and are subject to mandatory prepayments upon certain asset sales, casualty events, the incurrence of indebtedness and issuance of capital stock.

Note and Indemnity Side Agreement

In connection with the closing of the transactions contemplated by the JetPay Agreement, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES, L.P. Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES, L.P. and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

Promissory Note

In order to use the proceeds of the Loan and Security Agreement to fund a portion of the proceeds due pursuant to the ADC Agreement, on December 28, 2012, we executed a promissory note (the “Intercompany Note”) in favor of ADC in the amount of $9 million. All principal and interest is due on December 28, 2020. Interest accrues on amounts due on the Intercompany Note at the Applicable Federal Rate as required by Section 7872(f)(2)(B) of the Internal Revenue Code. The Intercompany Note is prepayable in full or in part at any time without penalty.

Warrant Exchange

On December 28, 2012, we entered into the Warrant Termination Agreement (the “Warrant Termination Agreement”) with Continental Stock Transfer & Trust Company. The Warrant Termination Agreement was entered into in connection with the approval of the warrant proposal, set forth in the Definitive Proxy Statement filed with SEC on November 13, 2012, on December 11, 2012 at a meeting of our warrantholders, which such approval was disclosed by us in a Current Report Form 8-K filed with the SEC on December 12, 2012. In connection with Warrant Termination Agreement and the approval of the warrant proposal, each issued and outstanding warrant will be converted into .1333 shares of our common stock

Transaction Activities

Upon consummation of the Completed Transactions, we used $68,819,668 of the funds held in the trust account (i) to pay our aggregate costs, fees and expenses in connection with the consummation of the Completed Transactions, (ii) to pay tax obligations and (iii) to pay our stockholders who properly exercise their redemption rights. On December 28, 2012, our public stockholders redeemed 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share.

Selection of a Target Business and Structuring of Our Initial Business Combination

Our management had virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. We did not establish any other specific attributes or criteria (financial or otherwise) for prospective target businesses. However, our initial business combination was required to be with a target business whose collective fair value, as measured by the market value of the consideration paid under such proposals, was at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such business combination (a “Minimum Acquisition”). Based upon the consideration payable pursuant to the Acquisition Agreements, the Completed Transactions constituted a Minimum Acquisition. We funded our search for an initial business combination through a series of promissory notes with Mr. Shah, our Chairman and Chief Executive Officer.

Regulation

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

Payment processing companies domiciled or operating in the United States are subject to extensive regulation and supervision by varying federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as individuals whose information is being transmitted. Accordingly, examples of regulatory requirements to which we may become subject, depending on the nature of the operating business or businesses we acquire, generally include the Dodd Frank Wall Street Reform and Consumer Protection Act, the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Electronic Fund Transfer Act, the Health Insurance Portability and Accountability Act, the USA Patriot Act of 2001, the Gramm-Leach-Bliley Act and various federal and state consumer protection and privacy laws. Depending on our initial business combination, we may become subject to additional federal and state regulations. In addition, changes in current laws or regulations and future laws or regulations may substantially restrict the nature of the business or businesses we acquired.

In addition to the regulations described above, as a public company traded on a U.S. exchange, we are subject to certain listing requirements. On September 11, 2012, we received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that Nasdaq believes we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders. This information was included in a Current Report on Form 8-K filed by us on September 17, 2012. On October 10, 2012 we provided Nasdaq with our plan for achieving the required number of shareholders. In a letter received by the Company on October 24, 2012, Nasdaq accepted the Company’s plan of compliance and granted the Company an extension to regain compliance with the Minimum Public Holders Rule. Pursuant to the letter, the Company now has until February 9, 2013 to regain compliance with the Minimum Public Holders Rule, which it must demonstrate by providing documentation from the Company’s transfer agent that the Company’s common stock and units have a minimum of 300 holders. If the Company fails to regain compliance by February 9, 2013, Nasdaq will provide written notification that the Company’s securities will be delisted. This letter was disclosed to shareholders in a Current Report on Form 8-K filed by us with the SEC on October 26, 2012. On December 28, 2012, we received a letter from Nasdaq indicating that Nasdaq believes that we did not comply with IM-5101-2 by not providing Nasdaq with proper notice regarding the Completed Transactions. Nasdaq advised that such failure serves as a basis for delisting. We had until January 4, 2013 to appeal the delisting decision in front of a Nasdaq Hearings Panel. We appealed such decision prior to such date and a hearing has been scheduled for March 7, 2013. If we are not successful, Nasdaq will suspend trading of our common stock and file a Form 25-NSE with the SEC. This letter was disclosed to shareholders in a Current Report on Form 8-K filed by us with the SEC on January 4, 2013.

Stockholder Approval of the Transaction

Pursuant to our Restated Certificate of Incorporation, we elected to seek stockholder approval of the Completed Transactions rather than conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Since we sought stockholder approval of the Completed Transactions, we agreed to distribute, and have distributed, a proxy statement and, in connection therewith, provide our public stockholders with redemption rights upon consummation of the Completed Transactions. Our public stockholders electing to exercise their redemption rights were entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, provided that such stockholders followed the specific procedures for redemption set forth in the proxy statement relating to the stockholder vote on the Completed Transactions. On December 28, 2012, our public stockholders redeemed 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share. Stockholders who did not elect to have their shares redeemed and remained stockholders after the Completed Transactions will bear the economic burden of the franchise and income taxes payable because such amounts will be payable by us. Unlike many other blank check companies, our public stockholders were not required to vote against the Completed Transactions in order to exercise their redemption rights. Our initial stockholders, including all of its officers and directors (referred to herein as the “Initial Stockholders”), voted the shares they received in the Offering (the “Insider Shares”) in accordance with the majority of the votes cast by our public stockholders. In addition, the Initial Stockholders waived their redemption rights with respect to their Insider Shares and any public shares in connection with the consummation of the Completed Transactions.

Administrative Services Agreement

We have agreed to pay UBPS Services, LLC, an entity owned and controlled by Bipin C. Shah, our Chairman and Chief Executive Officer, a total of $7,500 per month for office space and administrative services, including secretarial support. This arrangement was agreed to by UBPS Services, LLC for its benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement amount. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon completion of the Completed Transactions, we ceased paying these monthly fees.

Competition

Our overall business strategy is to provide payment services to businesses, especially small businesses, and their employees. Both of the companies acquired in the Completed Transactions face significant competitors – these are described below under the Competition headings for JetPay’s Business and ADC’s Business. We also intend to acquire additional organizations within these markets, as well as companies that provide complementary or ancillary services. In identifying, evaluating and selecting these potential target business, we may encounter intense competition from other entities having a business objective similar to its own. We may be subject to competition from several entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses, including our obligation to seek stockholder approval of a business combination under certain circumstances, which may delay the completion of a transaction

Any of these factors may place us at a competitive disadvantage in successfully acquiring additional businesses.. Our management believes, however, that our status as a public entity and our existing access to the U.S. public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting the Completed Transactions and / or a different business combination, there will be, in all likelihood, intense competition from competitors of the business that is acquired by us. We cannot assure you that, subsequent to the Completed Transactions and / or a different business combination, we will have the resources or ability to compete effectively.

Employees

Following the consummation of the Completed Transactions, we have two full-time executive officers, both of whom are expected to devote themselves full-time.

JetPay’s Business

Company Background and History

JetPay, LLC was formed as a Texas limited liability company as Transactional Technologies, LLC in January, 2001. A related company, Standard Payments, LLC was formed as a Texas limited liability company in January, 2001. A third related entity, JetPay ISO Services, LLC was formed as a Texas limited liability company in May, 2005. In 2005, Transactional Technologies changed its name to JetPay LLC, and in February of 2006, Standard Payments changed its name to JetPay Merchant Services, LLC. In 2010 all three entities came under common ownership, and will be referred to herein as a single entity, JetPay. JetPay is a leading end-to-end processor of credit and debit card payment transactions. JetPay provides debit, credit, and ACH processing services directly to retailers, service providers, and banks, and on a wholesale basis to ISOs. JetPay is one of fewer than 20 U.S. processors that connect directly to the card networks (e.g. Visa and MasterCard). JetPay provides cost-effective, customized solutions to its customers. JetPay has a specific strength in Card-Not-Present transactions, a growing area in the industry. With approximately $17.5 million in revenue in 2011 and approximately 2,600 customers, JetPay was recently honored again as one of the 100 fastest growing companies in Dallas, TX. JetPay’s principal executive offices are located at 3361 Boyington Drive, Suite 180, Dallas, Texas, 75006, and its telephone number is (972) 503-8900.

JetPay provides a wide array of transaction processing services:

•	Debit and credit card processing to merchants;

•	Front-and back-end processing;

•	Debit and credit card processing for banks;

•	Wholesale debit and credit card processing to ISOs;

•	Specialized and secure card processing for internet transactions;

•	Specialized card processing for recurring bill payments;

•	High speed network and authorization;

•	ACH processing to merchants;

•	Batch processing;

•	Gift cards;

•	Fraud protection; and

•	Ability to adapt to virtually any website or payment application.

JetPay has more than two decades of experience in building solutions using tomorrow's technologies. JetPay recognized the need for a payment system built on object-oriented software that can keep pace with rapidly changing processing requirements to provide clients with a competitive marketplace advantage. JetPay combines real-time credit card processing, online payment capabilities and merchant account services into one solution. JetPay operates its own front-end authorizations system, back-end clearing system and settlement system and merchant accounting system. JetPay handles the transactions from end-to-end without third party involvement.

JetPay is comprised of individuals fully conversant in point of sale, or POS, software applications and systems integration, data networking, communications technologies, the card association's (e.g., MasterCard, Visa, Discover, etc.) operating regulations and all other areas of concern that impact the nation's bankcard merchants. JetPay can advise on and deliver the optimal payments acceptance solution to customers in all types of industries, including but not limited to:

•	Retailers;

•	Restaurants;

•	Lodging;

•	Supermarket;

•	C-Store;

•	e-commerce; and

•	Direct marketing.

JetPay can interface with its customers using virtually any device or access point in the market, including but not limited to the following:

•	Electronic terminal;

•	PC;

•	Electronic cash register;

•	POS system;

•	Internet gateway;

•	Merchant host interface; and

•	Mobile technology.

Geographical Financial Information

While headquartered in Carrolton, Texas, JetPay’s business is national in scope, and it processes transactions for customers throughout the U.S.

Marketing and Sales

JetPay retains its own small combined marketing and sales force. JetPay sells directly to the majority of its merchant and processing customers, as well as its ISO customers. JetPay’s direct sales force focuses on select verticals where JetPay has a significant technology advantage, including internet retailers, recurring billers, technology servicers, travel companies, and others. JetPay also receives significant referral opportunities to whom to sell.

JetPay’s marketing efforts involve:

•	Print advertising in trade and consumer publications;

•	Internet advertising, including viral and social network marketing campaigns;

•	Trade show exhibits; and

•	Bulletins featuring new products and product features.

Independent Sales Organizations.

JetPay has approximately 65 ISO customers who sell on JetPay’s behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, and others. JetPay’s ISOs have more than 40,000 merchants on JetPay’s system.

Competition

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. Total expenditures for all card type transactions by U.S. consumers were $3.3 trillion in 2010, and are expected to grow to $5.2 trillion by 2015, representing a compound annual growth rate of 9.9%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

The industry has approximately 3000 ISOs; however, there are less than 30 companies that actually process the transactions which includes generating the authorization, clearing the transaction, and settling the funds to the merchant. Of the few transaction processors fewer actually handle both the front-end and back-end functions. The front-end does the authorization in real-time and the back-end does the clearing to the card issuers and settlement to merchants every day. JetPay’s processing systems handles both front-end and back-end processing which gives a competitive advantage over any Independent Sales Organization as they must purchase these services from a company like JetPay.

The barrier to entry to produce a new processing system is very high. The time and investment to develop and implement a processing system is very significant and once the system is functional it has an immediate cost that takes millions of transactions a month to break even.

Many companies in the merchant acquiring market see a large income rise during the holiday shopping period. Due to JetPay’s portfolio mix that has a large amount of recurring payment merchants, JetPay does not see a large spike in income during this period. However, JetPay does see a small income increase in February and March as a result of some of our travel merchants having seasonal spikes.

Intellectual Property

JetPay has U.S. federal registrations for the following trademarks: JetPay, JetPay Merchant Services, JetPay ISO Services, ETicket2Ecommerce, ETicket to Ecommerce, Standard Payments and Transactional Technologies.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. JetPay believes its trademarks have value in the marketing of its products. It is JetPay’s policy to protect and defend its trademark rights.

Facilities

JetPay’s headquarters are located in Carrolton, Texas and consist of approximately 18,700 square feet leased on one floor of a multi-tenant building. The rent is approximately $10,000 per month, on a gross basis. The office lease, as amended, has an initial 56 month term expiring April 30, 2013. JetPay has an option to renew this lease for an additional two year term. JetPay pays an approximately $1,700 per month for their share of operating costs. JetPay retains a small backup center in Sunnyvale, Texas of 1,600 square feet, rented for approximately $8,000 per month from JT Holdings, an entity controlled by Trent Voigt. The terms of the lease are commercial.

JetPay believes that its current office is adequate to meet its needs, and that additional facilities will be available for lease, if necessary, to meet its future needs.

Employees

As of September 30, 2012, JetPay had 49 employees, all of whom are full-time.

Legal Proceedings

In the normal course of business, JetPay is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of JetPay’s management, based on consultations with legal counsel, that the ultimate disposition of known proceedings, with the exception of Direct Air, noted below, will not have a material adverse impact on JetPay’s financial condition, results of operations or liquidity.

On or about March 13, 2012 a merchant of JetPay, Direct Air, abruptly ceased operations. As a result, Merrick Bank, JetPay’s sponsor with respect to this particular merchant has incurred chargebacks of approximately $25 million. It is possible that other chargebacks will be forthcoming as a result of the cessation of business by Direct Air. Under an agreement between Merrick Bank and JetPay, JetPay is obligated to indemnify Merrick for all such chargebacks. JetPay has not completed defending all the chargebacks that it believes to be invalid, so the actual chargeback amount is unknown at this time. JetPay has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay is currently not a party to any litigation regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick Bank as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. This issue has caused JetPay to maintain additional funds on reserve with Merrick Bank pending resolution of the issue. Merrick and JetPay have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses such as higher professional fees and fees for chargeback processing. Currently all chargebacks are being absorbed by Merrick Bank and therefore are not on the JetPay balance sheet, however JetPay is liable to Merrick Bank under the terms of the agreement between the parties for these chargebacks.

ADC’s Business

Company History

ADC was formed in Bethlehem, PA in April, 1970. A related company, Payroll Tax Filing Services, Inc., which is referred to herein as PTFS and together with ADC, the ADC Entities, was incorporated Pennsylvania in May, 1990. ADC began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit to customers in and around Lehigh Valley, PA. In 1990, the ADC Entities added the services of collecting and filing payroll taxes. Today the ADC Entities’ strength remains in Eastern Pennsylvania, although it has customers and processes payroll in all 50 states. The ADC Entities have a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. The ADC Entities have approximately 4,900 customers and $12.6 million in 2011 revenues, as well as an average of $45 million in float, with respect to average payroll tax filings. C. Nicholas Antich founded AD Computer and, along with Joel E. Serfass, founded PTFS. Messrs. Antich and Serfass and their families jointly control 100% of both entities. ADC’s principal executive offices are located at 3939 West Drive, Center Valley, Pennsylvania 18034, and its telephone number is (610) 797-9500.

ADC provides a wide array of human resource services, including, but not limited to:

•	Processing payroll;

•	Collecting and filing national, state, and local taxes;

•	Online payroll;

•	Paperless payroll;

•	Electronic Child Support and other deduction processing;

•	Time / attendance interfaces;

•	Pay as you go workers compensation;

•	Human resources services;

•	401K administration;

•	Payroll cards; and

•	Electronic, phone, fax, or paper payroll input.

The ADC Entities have more than forty years of experience in providing secure, on-time payroll to its clients. The ADC Entities recognized the need for a secure system built on highly scalable architecture software that can interface with rapidly changing client requirements to provide competitive marketplace advantage. The ADC Entities provide payroll and tax filing solutions that meet the requirements of customers who employ anywhere from one employee to those with thousands of employees through a flexible, multi-input interface that can accept paper, fax, web, or direct transmission of payroll information in a highly secure solution. The ADC Entities operate their own systems for payroll and tax filing, without third-party involvement.

The ADC Entities design, build and maintain all payroll software systems and tax depositing and filing software systems, without third-party involvement. There are four programming teams, one each for Mainframe programming for its proprietary payroll system software, P C programming for its PC Input and HR applications, Web programming for its ADWebPay and Employee Self Serve platforms and Tax filing programming for its proprietary Trust and Payroll Tax Depositing and Filing System. All facilities are located in Lehigh Valley, PA. These in-house programming teams allow for quick response to statutory changes, and the ability to provide customized solutions for ADC Entities’ clients. The ADC Entities’ payroll platform also includes International ACH Transactions (IAT) formats, required as of September 18, 2009.

Geographical Financial Information

The ADC Entities’ focus is on the Lehigh Valley, Pennsylvania area and surrounding areas. However, the company has customers in some 36 states, and processes payroll for employees in all 50 states.

Sales, Marketing and Distribution

Marketing

The ADC Entities retain their own marketing staff. Its marketing efforts include:

•	Print advertising in trade and business publications;

•	Internet advertising and select radio advertising;

•	Trade show exhibits; and

•	Bulletins featuring new products and product features.

Sales

ADC has a five-person sales team that focuses its efforts in the Lehigh Valley and surrounding counties. ADC sells directly to its customers. A significant part of ADC’s sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

Intellectual Property

The ADC Entities have U.S. federal registrations for the following service marks: 1-800-DO-MY-PAY and Your Payroll Experts. The ADC Entities have the following registered domain names:1800domypay.com, adc0mputer.com, adcomputer.com, adcomputer.biz, adcomputer.info, adcomputer.net, adcomputer.org, adcomputer.us, adconputer.com, assurepayroll.com, domypay.com, domypay.us and yopurpayrollexperts.com

In general, service marks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. The ADC Entities believe their service marks have value in the marketing of its services. It is the ADC Entities policy to protect and defend its service mark rights.

Facilities

AD Computer’s headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich, its principal stockholders, on one floor of a single-tenant building. The rent is approximately $40,000 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $112,790 for the year ended December 31, 2011 and $46,991 for the six months ended June 30, 2012. The cost sharing agreement is terminable by any party on 90 days notice.

The ADC Entities’ believe that their current offices are adequate to meet their needs, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Competition

The industry in which the ADC Entities operate is highly competitive. The ADC Entities main competitors are the national payroll firms. However, the ADC Entities also compete with accounting firms who offer payroll services to their clients, with other small payroll processing firms, and with Internet payroll firms. Many of the national payroll firms that compete with the ADC Entities have greater financial, marketing and personnel resources than the ADC Entities.

Employees

As of September 30, 2012, the ADC Entities had 115 employees, 81 of whom are full-time and 34 of whom are part-time and one contract programmer.

Legal Proceedings

In the normal course of business, ADC Entities are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of ADC Entities’ management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on ADC Entities’ financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Increases in credit card network fees may result in the loss of customers or a reduction in JetPay’s earnings.

From time to time, the card networks, including Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as JetPay. JetPay may attempt to pass these increases along to its merchant customers, but this strategy might result in the loss of those customers to their competitors who do not pass along the increases. If competitive practices prevent JetPay’s passing along such increased fees to its merchant customers in the future, JetPay may have to absorb all or a portion of such increases thereby increasing its operating costs and reducing its earnings.

Loss of key Independent Sales Organizations could reduce JetPay’s revenue growth.

JetPay’s ISO sales channel, which purchases and resells its end-to-end services to its own portfolio of merchant customers, is a strong contributor to its revenue growth. If an ISO switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, JetPay may no longer receive new merchant referrals from the ISO, and they risk losing existing merchants that were originally enrolled by the ISO, all of which could negatively affect its revenues and earnings.

The payment processing industry is highly competitive and JetPay competes with certain firms that are larger and that have greater financial resources. Such competition could increase, which would adversely influence its prices to merchants, and as a result, its operating margins.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining historic growth will depend on a combination of the continued growth in electronic payment transactions and JetPay’s ability to increase its market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices JetPay is able to charge. If the competition causes them to reduce the prices it charges, JetPay will have to aggressively control costs in order to maintain acceptable profit margins. In addition, some of its competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. The competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than they can for theirs. These competitors have substantially greater financial, technological, management and marketing resources than JetPay has. This may allow its competitors to offer more attractive fees to its current and prospective merchants, or other products or services that it does not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price it can charge for its services.

There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general.

If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay, it could have a material adverse effect on its financial position and results of operations. JetPay believes future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain its profitability, consumers and businesses must continue to use credit cards. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for their customers to do business, JetPay’s financial position and results of operations may be adversely affected.

JetPay incurs liability when its merchants refuse or cannot reimburse it for chargebacks resolved in favor of its customers, fees, fines or other assessments it incurs from the payment networks. JetPay cannot accurately anticipate these liabilities, which may adversely affect its business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns, such as the one currently taking place. If JetPay is unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse JetPay for a chargeback, JetPay may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. JetPay may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by merchants could have a materially adverse effect on its business, financial condition and results of operations.

Fraud by merchants or others could have an adverse effect on JetPay’s operating results and financial condition.

JetPay has potential liability for fraudulent bankcard transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While JetPay has systems and procedures designed to detect and reduce the impact of fraud, JetPay cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase chargeback liability or cause them to incur other liabilities. Increases in chargebacks or other liabilities could have an adverse effect on their operating results and financial condition.

Continued consolidation in the banking and retail industries could adversely affect JetPay’s growth.

The recent economic downturn has resulted in multiple bank failures and government-encouraged consolidation. Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, JetPay faces the risk that its clients may merge with entities that are not its clients, its clients may sell portfolios to entities that are not its clients and, based on current economic conditions, its clients may be seized by banking regulators or nationalized, thereby impacting their existing agreements and projected revenues with these clients. In addition, consolidation among financial institutions has led to an increasingly concentrated client base which results in a changing client mix toward larger clients. Continued consolidations among financial institutions could increase the bargaining power of their current and future clients. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for JetPay. Consolidation among financial institutions, the nationalization of financial institutions or the seizure by banking regulators of financial institutions and the resulting loss of any significant client by JetPay could have a material adverse effect on its financial position and results of operations.

Changes in the laws, regulations, credit card association rules or other industry standards affecting JetPay’s business may impose costly compliance burdens and negatively impact its businesses.

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect JetPay’s operating environment in substantial and unpredictable ways in the U.S. as well as internationally. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with laws, rules and regulations or standards to which JetPay is subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on its financial position and results of operations, as well as damage its reputation.

JetPay and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). This legislation provides for significant financial regulatory reform. Dodd-Frank, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. Dodd-Frank also created a new Consumer Financial Protection Bureau with responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, Dodd-Frank created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on their business. The overall impact of Dodd-Frank on its business is difficult to estimate. Current and future regulations as a result of Dodd-Frank may adversely affect its business or operations, directly or indirectly (if, for example, its clients’ businesses and operations are adversely affected).

Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on JetPay’s business. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage JetPay’s business or its reputation.

Risks associated with reduced levels of consumer and business spending could adversely affect JetPay’s business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer and business spending. Significant portions of JetPay’s revenue and earnings are derived from fees from processing consumer credit card and debit card transactions. JetPay is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect their financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in their revenue and profits. If cardholders of their financial institution clients make fewer transactions with their cards, JetPay’s merchants make fewer sales of their products and services using electronic payments or people spend less money per transaction, JetPay will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A further weakening in the economy could have a negative impact on JetPay’s clients, as well as its customers who purchase products and services using its payment processing systems, which could, in turn, negatively impact its business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the discretionary market segments that represent a larger portion of its payment processing volume. In addition, a further weakening in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers have been reducing credit limits, closing accounts, and more selective with respect to whom they issue credit cards. JetPay also has a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, which could limit their ability to quickly adjust costs and respond to changes in their businesses and the economy. Changes in economic conditions could also adversely impact their future revenues and profits and cause a materially adverse effect on their businesses, financial conditions and results of operations.

Governmental regulations designed to protect or limit access to consumer information could adversely affect JetPay’s ability to effectively provide its services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While their operations are subject to certain provisions of these privacy laws, JetPay has limited its use of consumer information solely to providing services to other businesses and financial institutions. In connection with providing services to its clients, JetPay is required by regulations and contracts with their merchants and financial institution clients to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding its compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to their infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by its clients with JetPay. Its ability to maintain compliance with these standards and satisfy these audits will affect its ability to attract and maintain business in the future. If JetPay fails to comply with these regulations, it could be exposed to suits for breach of contract or to governmental proceedings. In addition, its client relationships and reputation could be harmed, and JetPay could be inhibited in their ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, their compliance costs may increase, their opportunities for growth may be curtailed by their compliance capabilities or reputational harm and their potential liability for security breaches may increase, all of which could have a material adverse effect on their businesses, financial conditions and results of operations.

Recent Visa and MasterCard settlement may result in a decline in the use of credit cards as a payment mechanism.

In July 2012, Visa and MasterCard agreed to settle litigation in a class action suit by almost 7 million merchants. If approved by the court, the settlement will, among other things, allow all merchants to pass on the cost of using credit cards to consumers, something that merchants were not previously permitted to do. The result will be that consumers using credit cards in approximately 40 states which do not prohibit credit card surcharges may pay a higher price for goods and services than consumers using other payment mechanisms. As a result, consumers will have an incentive to use cash or other payment mechanisms instead of credit cards. If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay, it could have a material adverse effect on its financial position and results of operations

JetPay may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay relies on a number of third-party service providers. These service providers include, but are not limited to, communications providers, electric utilities, payment networks like Visa, MasterCard, American Express, and Discover, and banks used to electronically transfer funds to merchants. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to its operations, impact client relations, and result in significant penalties or liabilities to JetPay..

JetPay may face losses as a result of chargebacks with respect to Direct Air.

Direct Air, a customer of JetPay, abruptly ceased operations on or about March 13, 2012. As a result, Merrick Bank, JetPay’s sponsor bank with respect to this particular merchant, has incurred chargeback losses in excess of $25 million. It is also possible that other chargebacks will be forthcoming as a result of the cessation of business by Direct Air. Under an agreement between Merrick Bank and JetPay, JetPay is obligated to indemnify Merrick for all such chargebacks. JetPay has not completed defending all the chargebacks that it believes to be invalid, so the actual indemnification obligation to Merrick Bank is unknown at this time. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick Bank as the primary insured. The policy has a limit of $25 million and a deductible of $250,000. To the extent JetPay is unsuccessful in defending the chargebacks or the chargebacks are not covered by the insurance policy, JetPay will incur losses to the extent of such incurred chargebacks.

JetPay may be forced to transfer certain merchants from Merrick Bank to a different sponsor bank . If JetPay is unable to find a different sponsor bank to process transactions with respect to such merchants, JetPay’s business and financial results could adversely be affected.

As a result of the chargebacks Merrick Bank has sustained with respect to Direct Air, JetPay may need transfer the processing activities of certain merchants deemed to be “high risk” to other sponsor banks. Accordingly, JetPay may need to locate and contract with different sponsor bank to process the transactions of such merchants. If JetPay is unable to locate a sponsor bank to process transactions for such merchants, JetPay would be unable to process transactions for such merchant and such merchants may elect to move to a different processor instead of staying with JetPay. JetPay’s business and financial results could adversely be affected as a result.

JetPay may become the target for criminal activity designed to obtain cardholder information.

JetPay is required to retain cardholder information for facilitating transactions or performing servicing for consumers. While JetPay has been certified as compliant with all Payment Card Industry security requirements and have advanced systems for protecting such data including encryption and tokenization, there is no guarantee that these systems will be effective in the future. A breach of these systems could lead to significant liability, fines, and additional costs to JetPay.

ADC’s systems may be subject to disruptions that could adversely affect its business and reputation.

Many of ADC’s businesses are highly dependent on its ability to process, on a daily basis, a large number of complicated transactions. ADC relies heavily on its payroll, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, ADC could suffer financial loss, a disruption of their businesses, liability to clients, regulatory intervention or damage to its reputation. ADC has disaster recovery plans in place to protect its business against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite preparations, ADC’s disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, disruptions to its operations, or damage to its important facilities.

Political and economic factors may adversely affect ADC’s business and financial results.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on ADC’s businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with ADC.

ADC invests client funds in liquid, government-backed securities. Nevertheless, its client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility.

ADC is dependent upon various large banks to execute Automated Clearing House and wire transfers as part of its client payroll and tax services. While ADC has contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede their ability to process funds on behalf of their payroll and tax services clients and could have an adverse impact on its financial results and liquidity.

ADC’s services may be adversely impacted by changes in government regulations and policies.

Many of ADC’s services, particularly payroll tax administration services are designed according to government regulations that continually change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of ADC’s services and substantially decrease its revenue. Added requirements could also increase ADC’s cost of doing business. Failure to educate and assist ADC’s clients regarding new or revised legislation that impacts them could have an adverse impact on its reputation. Failure by ADC to modify their services in a timely fashion in response to regulatory changes could have a material adverse effect on its business and results of operations.

Interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance.

ADC receives interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies would adversely impact this interest income.

ADC may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, ADC relies on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to ADC’s operations, impact client relations, and result in significant penalties or liabilities to ADC.

We have been a development stage company with no operating history. Accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We have been a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, or ability to integrate or manage the companies acquired in the Completed Transactions, or implement the other elements of our strategy.

Due to their simultaneous acquisition we may not be successful in the integration of the acquired entities.

We acquired two formerly privately-held companies simultaneously each of which has different financial systems, operating procedures and personnel policies, among other differences. Since part of our strategy relies on the cross-selling of each company’s products and services to the other, a seamless integration of the two entities is critical to our success. Due to the differences between the two entities, we may be unable to execute these integrations in a timely or cost-effective manner, and our business and financial results could adversely be affected as a result.

The exercise of our outstanding option may have an adverse effect on the market price of our shares of common stock.

The sale, or even the possibility of sale, of the shares underlying the option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent this option is exercised, you may experience dilution to your holdings.

If our stockholders exercise their registration rights with respect to our securities, this is likely to adversely affect the market price of our shares of common stock.

The sellers in the Completed Transactions, as well as certain other investors holding unregistered shares of common stock, are entitled to demand that we register the resale of their shares of common stock. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional [10,194,026] shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market will have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

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

We conducted a due diligence investigation of the businesses we acquired, and intend to do the same with any business we consider in the future. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, and despite the due diligence performed on the acquired companies. We cannot assure you that this process has identified or will identify all material issues that may be present inside a particular target business, or that factors outside of the target’s business and our control will not later arise. If our due diligence investigation fails to identify material issues relating to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if these charges may be non-cash items and may not adversely affect our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming debt held by a target business or by virtue of our otherwise obtaining debt financing.

We received notice that we may be delisted from Nasdaq if we fail to regain compliance with the requirement that listed companies maintain a minimum of 300 shareholders or lose our appeal with respect to our failure to comply with Rule IM-5101-2.

The Nasdaq quantitative listing standards, require, among other things, that listed companies maintain a minimum of 300 shareholders. On September 11, 2012, we received a letter from Nasdaq indicating that we were not in compliance with this requirement and that we had 45 calendar days in which to submit a plan of compliance. Nasdaq has accepted our plan to regain compliance. We now have until February 9, 2013 to regain compliance or will be subject to delisting. Given the limited public awareness of our company, we may be unable to regain compliance with the minimum holders requirement within the required time frame. A delisting of the public shares, our public warrants and our units is likely to reduce the liquidity of such equity and may inhibit or preclude our ability to raise additional financing. On December 28, 2012, we also received a letter from Nasdaq indicating that Nasdaq believes that we did not comply with IM-5101-2. Nasdaq advised that such failure serves as a basis for delisting. We had until January 4, 2013 to appeal the delisting decision in front of a Nasdaq Hearings Panel. We appealed such decision prior to such date and a hearing is scheduled for March 7, 2013. If we are not successful, Nasdaq will suspend trading of our common stock.

Changes in laws or regulations, or failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business and results of operations.

We are dependent upon Mr. Shah, and his loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, upon our Chief Executive Officer and chairman of the board, Mr. Shah. We believe that our success depends on the continued service of Mr. Shah. In addition, Mr. Shah is not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities. We do not have an employment agreement with, or key-man insurance on the life of, Mr. Shah. The unexpected loss of the services of Mr. Shah could have a detrimental effect on our company.

Certain members of our management team and board are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and may consider transactions with entities reviewed by us as possible targets.

Certain members of our management team and board are, and may in the future, become affiliated with entities engaged in business activities similar to those conducted by us and may consider transactions with entities reviewed by us as possible targets. As a result, our officers or directors or their affiliates might pursue acquisitions with businesses that were considered by us as possible targets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our principal executive offices at Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, Pennsylvania 19087. We agreed to pay to UBPS Services, LLC a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on the date of the initial prospectus and ending on the earlier of our consummation of a business combination or the liquidation of the trust account. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation the Completed Transactions, we ceased paying these monthly fees.

Item 3. Legal Proceedings.

There is no litigation currently pending or threatened against us or any of our officers or directors in their capacity as such.

Item 4. Mine Safety Disclosures.

None.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our units for the period from May 10, 2011 through September 30, 2012 and our common stock and warrants for the period from August 8, 2011 through September 30, 2012.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
June 30, 2011	$5.75	$6.13	-	-	-	-
September 30, 2011	$5.85	$6.05	$5.75	$5.75	$.25	$.27
December 31, 2011	$5.71	$6.00	$5.75	$6.00	$.20	$.28
March 31, 2012	$5.95	$7.00	$5.75	$6.15	$.27	$.30
June 30, 2012	$6.02	$6.27	$5.80	$6.08	$.20	$.30
September 30, 2012	$6.02	$7.49	$4.98	$6.08	$.11	$.26

On January 11, 2013, the closing price of our common stock was $3.65.

(b) Holders

On January 2, 2013, there were 296 holders of record of our common stock, 41 holders of record of our warrants (which warrants are in the process of being converted into common stock) and 1 holders of record of our units (whose warrants are in the process of being converted into common stock).

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Price Performance Graph

The graph below compares the cumulative total return of the Common Stock from August 8, 2011, the date that our common stock first became separately tradable, through December 27, 2012 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

We incurred a total of $2,160,000 in underwriting discounts and commissions in connection with our initial public offering. The total expenses in connection with the sale of our warrants in the warrant offering and the initial public offering (including the underwriter’s discounts and commissions) were $2,633,006.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were $72,846,994. All of the proceeds from the initial public offering and the warrant offering were placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that there can be released to us, from time to time, any interest earned on the funds in the trust account (i) that we may need to pay our tax obligations and (ii) any remaining interest that we need for our working capital requirements. The remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Through September 30, 2012, we have used $3,925,393 of the proceeds from the Offering and the sale of the EBC Warrants to repurchase 680,307 shares of our subunits pursuant to our Share Repurchase Plan, which such plan was terminated on May18, 2012.

On December 28, 2012, we issued the following shares of our common stock in connection with the Completed Transactions: 3,666,667 shares to WLES and 1,000,000 shares to the ADC Stockholders. In addition, 833,333 will be issuable to each of WLES upon the achievement of certain price targets. The shares will be issued in a private placement not involving a public offering under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933. We have not engaged in general solicitation or advertising with regard to the issuance of its shares of common stock and has not offered securities to the public in connection with this issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 10, 2011, we repurchased 329,000 shares of our common stock under our Share Repurchase Plan, and on September 1st, 6th, and 12th, 2011, we repurchased an additional 329,000 shares in the aggregate. On October 27, 2011 the Company repurchased 2,328 shares and the Company repurchased an additional 19,979 shares on March 14, 2012. All such shares were purchased at the price of $5.75 per share in accordance with our Share Repurchase Plan, which such plan was terminated on May 18, 2012. A total of $3,925,393 was withdrawn from the Company’s trust account to complete such repurchases. The repurchased shares were subsequently cancelled.

Item 6. Selected Financial Data

			For the Period
	For the Twelve	For the Twelve	November 12, 2010
	Months Ended	Months Ended	(Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
Statement of Operations Data:
Related party expense	$(90,000)	$(37,500)	$(127,500)
Operating cost	(547,029)	(59,775)	(606,804)
Loss from operations	(637,029)	(97,275)	(734,304)
Interest Income	22,217	7,319	29,536
Total other income	22,217	7,319	29,536
Net Loss	$(614,812)	$(89,956)	$(704,768)
Weighted average shares outstanding, basic and diluted	3,825,660	3,363,742
Basic and diluted loss per share	$(0.16)	$(0.03)

Balance Sheet Data (at period end):
Current Assets - Cash and cash equivalents	$23,692	$69,121
Total assets	68,834,805	68,999,728
Current liabilities	335,000	-
Accounts payable and accrued expenses	257,872	14,272
Total current liabilities	592,872	14,272
Common Stock, subject to possible redemption, 10,494,067 shares at September 30, 2012 and 10,516, 291 shares at September 30, 2011 at redemption value	63,776,921	63,905,632
Total Shareholders' Equity	4,465,012	5,079,824
Total Liabilities and Shareholders' Equity	68,834,805	68,999,728

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

Overview

Prior to consummation of the Completed Transactions, we were a blank check company in the development stage, formed on November 12, 2010 to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses.

We have had no revenue, have had losses since inception from incurring formation costs and have no operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

On August 10, 2011, we repurchased 329,000 shares of our common stock under our Share Repurchase Plan, and on September 1st, 6th, and 12th we repurchased an additional 329,000 shares in aggregate. On October 27 the Company repurchased an additional 2,328 shares, and the Company repurchased an additional 19,979 shares on March 14, 2012. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan, which such plan was terminated on May 18, 2012. A total of $3,925,393 was withdrawn from the Company’s trust account to complete such repurchases. The repurchased shares were subsequently cancelled.

On December 28, 2012, pursuant to the ADC Agreement and the JetPay Agreement, ADC Merger Sub and JetPay Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay, respectively, surviving such mergers. In connection with the closing, the Company caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, L.P., JetPay’s sole member. Additionally, the Company issued 1 million shares of Common Stock to the stockholders of ADC and 3,666,667 shares of Common Stock to WLES, L.P., 3,333,333 of which was deposited in an escrow account to secure the obligations of WLES, L.P. under the JetPay Agreement.

Results of Operations

We have not conducted any operations nor generated any revenues to date. Our entire activity since inception up to the closing of the Offering was in preparation for that event. After the Offering, our activity was limited to the evaluation of business combination candidates, and we did not generate any operating revenues until the closing and completion of our initial business combination on December 28, 2012. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred net losses of ($89,956) and ($614,812) for the twelve months ended September 30, 2012 and the period from November 12, 2010 (Inception) to September 30, 2011, respectively, and have incurred a net loss of ($704,768) for the period from November 12, 2010 (inception) through September 30, 2012.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into the Note Agreement with the Note Investors, pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes will accrue interest at a rate of 12% per annum. The Notes mature on the earlier of December 31, 2014 and consummation of $10,000,000 in debt or equity financing by the Company. The Notes are not prepayable.

Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $5.15 per share, subject to certain adjustments.

In connection with the Note Agreement, we entered into Registration Rights Agreements on December 28, 2012 with each of the Note Investors, pursuant to which we agreed to provide registration rights with respect to the shares of common stock issuable upon conversion of the Notes whereby the Note Investors would be entitled to up to three “demand” registration requests and unlimited “piggyback” registration requests. To the extent a registration for the shares has not been declared effective by the SEC by June 30, 2013, the conversion price will be reduced by $0.15 per share with additional reductions of $0.05 per share for every 30 day delay thereafter until a registration has been declared effective.

In connection with the Notes, certain of our stockholders transferred 832,698 shares of common stock that they acquired prior to the Offering to certain of the Note Investors. Such shares were previously held in an escrow account established at the time of the Offering pursuant to Stock Escrow Agreements, each dated as of May 13, 2011, among each such stockholder, us and Continental Stock Transfer & Trust Company. Following the proposed transfers, such shares will no longer be held in escrow. As part of such share issuance, we entered into Registration Rights Agreements, dated as of December 28, 2012, with such investors which entitle such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests.

As partial consideration for Mr. Lubert to enter into the Note Agreement, we agreed, pursuant to the Stock Escrow Termination Agreement, dated as of December 28, 2012, to terminate the Stock Escrow Agreement, dated as of May 13, 2011, among Mr. Lubert, the Company and Continental Stock Transfer & Trust Company, with respect to 826,000 shares of our common stock.

In order to finance the Completed Transactions, on December 28, 2012, we also entered into the Assumption with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement, we agreed to guarantee JetPay’s obligations with respect to an existing loan agreement between JetPay, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). JetPay also agreed to compensate the Payees for any negative tax consequences as a result of the existing note remaining outstanding after December 31 2012. Amounts outstanding under the loan will be convertible at the holders’ option into shares of our common stock at a conversion price of $6.00 per share, unless JetPay is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share and (ii) the average trading price of shares of our common stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter.

In exchange for the foregoing, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay Agreement. JetPay was obligated to pay any amounts still outstanding on the existing loan in excess of $6,000,000 upon closing of the transactions contemplated by the JetPay Agreement. All amounts outstanding under the loan agreement must be repaid within one year.

On December 28, 2012, the ADC Entities, as borrowers, entered into the Loan and Security Agreement with Metro Bank as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes will accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments.

The loans are guaranteed by us and are secured by all assets of the ADC Entities, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants related to their debt coverage ratio and total leverage ratio during the term of the loan. The loans may be prepaid at the option of the Borrowers without any premium or penalty and are subject to mandatory prepayments upon certain asset sales, casualty events, the incurrence of indebtedness and issuance of capital stock.

In order to use the proceeds of the Loan and Security Agreement to fund a portion of the proceeds due pursuant to the ADC Agreement, on December 28, 2012, we executed the Intercompany Note in favor of ADC in the amount of $9 million. All principal and interest is due on December 28, 2020. Interest accrues on amounts due on the Intercompany Note at the Applicable Federal Rate as required by Section 7872(f)(2)(B) of the Internal Revenue Code. The Intercompany Note is prepayable in full or in part at any time without penalty.

In connection with the closing of the transactions contemplated by the JetPay Agreement, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES, L.P. and Trent Voigt, dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES, L.P. Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES, L.P. and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On December 28, 2012, we entered into the Warrant Termination Agreement with Continental Stock Transfer & Trust Company. The Warrant Termination Agreement was entered into in connection with the approval of the warrant proposal, set forth in the Definitive Proxy Statement filed with SEC on November 13, 2012, on December 11, 2012 at a meeting of our warrantholders, which such approval was disclosed by us in a Current Report Form 8-K filed with the SEC on December 12, 2012. In connection with Warrant Termination Agreement and the approval of the warrant proposal, each issued and outstanding warrant will be converted into .1333 shares of the our common stock. The holders have the right to demand that we register the shares from the Warrant Exchange within 60 days following the effective date of the Exchange.

Liquidity and Capital Resources

Following the completion of our Business Combination on December 28, 2012, liquidity and capital resource management will be a process focused on providing the funding we will need to meet our short and long term cash and working capital needs. We believe that the investments made by JetPay and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. Our cash requirements include funding salespeople, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure, and making acquisitions of businesses or assets.

We expect to fund our cash needs primarily with cash flow from our operating activities. We believe that our current cash balances and cash generated from operations will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

On December 29, 2012, we had approximately $2,000,000 in cash. We will need approximately $4,600,000 to cover required interest and principal repayments for 2013. Our operating entities have historically generated sufficient cash to cover the required interest and principal payments on the debt used to finance the transaction.

To fund and integrate future acquisitions or new business initiatives, we may need to raise additional capital through loans or additional investments from our stockholders, officers, directors, or third parties. None of the initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter and year ended September 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive and financial officer have concluded that during the period covered by this report, the Company’s financial reporting has become more complex and as such its disclosure controls and procedures were not effective.

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

We do not currently employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. Due to this material weakness, in preparing our financial statements for the year ended September 30, 2012 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2012 or the quarter ended September 30, 2012. However, management believes that this lack of internal accounting staff could result in a material misstatement in our financial statements in future periods. We expect that the material weakness in our disclosure controls and procedures will continue in fiscal 2013 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process effected by our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our management assessed the effectiveness of its internal control over financial reporting as of September 30, 2012. We do not currently employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with generally accepted accounting principles including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. Due to this material weakness, in preparing our financial statements for the quarter and year ended September 30, 2012 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2012 or the quarter ended September 30, 2012. However, management believes that this lack of internal accounting staff could result in a material misstatement in our financial statements in future periods. We expect that the material weakness in our disclosure controls and procedures will continue in fiscal 2013 until such time as we devote a portion of our resources to expanding our personnel and providing greater resources to our accounting staff.

Management is pursuing the implementation of corrective measures to address the material weakness described above. In an effort to remediate the identified material weakness and other deficiencies and enhance our internal controls, we plan to increase our personnel resources and technical accounting expertise within the accounting functions.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bipin C. Shah	74	Chairman of the Board of Directors and Chief Executive Officer
Richard S. Braddock	70	Director
Frederick S. Hammer	75	Director
Jonathan M. Lubert	32	Director
Robert Palmer	72	Director
Arthur F. Ryan	69	Director
Peter Davidson	59	Chief Administrative Officer

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

Jonathan M. Lubert has been on the board of directors since February 2, 2011. Since its founding in 2003, Mr. Lubert has been the Chief Executive Officer of I.L. Hedge Investments, a mid-sized alternative investment company, where his primary responsibility is to manage the portfolio of underlying funds and other assets owned by I.L. Hedge Investments. Mr. Lubert is the founder of Next Generation Lending, a small real estate investment and lending company, Ex Capital Partners LLC and JL Hedge Investments LLC. Mr. Lubert was a director of Global Affiliates, Inc. from 2004 until 2010. Mr. Lubert’s previous experience includes a leveraged finance investment banking analyst position at Bear Stearns and a minority ownership in Spencer Capital Management, a value based, event driven fund that focused on long term risk adjusted returns. Mr. Lubert is currently an advisory board member of the American Infrastructure MLP Fund. In addition, Mr. Lubert serves on the Dragon Fund Advisory Council, an advisory board for the Drexel student run investment fund. Mr. Lubert is currently involved with the Young Friends of Children’s Hospital, the Make-A-Wish Foundation and The Lubert Family Foundation. Mr. Lubert’s educational background includes a B.S. in Business Administration which was earned with highest distinction from the University of North Carolina at Chapel Hill. We believe that Mr. Lubert’s experience as the Chief Executive Officer of I.L. Hedge Investments provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding general investor trends.

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

We expect that our directors and officers will play a key role in identifying, evaluating and selecting target business, and in structuring, negotiating and consummating our initial business combination. Except as described above and under “— Conflicts of Interest ,” none of these individuals is currently a principal of, or affiliated with, a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts and their transaction expertise should enable them to identify and effect a business combination successfully although we cannot assure that they will, in fact, be able to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers and directors were complied with and filed in a timely manner.

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

The audit committee consists of Messrs. Palmer (Chair), Hammer and Lubert, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The audit committee has held 9 meetings since our inception.

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

Meeting Attendance

Our board of directors has held five meetings since its inception. Meetings include both in-person and telephonic meetings. For information regarding committee meetings and composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company has not yet held an annual meeting and it is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination.

Item 11. Executive Compensation.

None of our directors or officers has received any cash compensation for services rendered to us. Our initial stockholders purchased 3,450,000 shares of common stock (of which 450,000 initial shares were forfeited by them when the underwriters’ over-allotment option expired unexercised) for an aggregate consideration of $25,000.

In addition, we issued to our initial stockholders and certain of their designees, in a private placement occurring concurrently with the Offering, an aggregate of 6,240,000 warrants for an aggregate consideration of $3,120,000. We believe that because our officers and directors own such shares, no compensation (other than reimbursement of out-of-pocket expenses) is necessary, and such persons have agreed to serve in their respective role without compensation prior to our consummation of an initial business combination.

We agreed to pay to UBPS Services, LLC, an entity controlled by our Chairman and Chief Executive Officer, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on the date of our initial prospectus and ending on the earlier of our consummation of an initial business combination or the liquidation of the trust account. This agreement was terminated on December 28, 2012 upon consummation of the Completed Transactions. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

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

Although we currently anticipate that some members of our management team will remain with us, some or all of our current executive officers and directors may not remain with us following the consummation of the Completed Transactions. Directors and officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders in the manner required of U.S. public companies. We cannot assure you that our current executive officers and directors will be retained in any significant role, or at all, and we cannot predict what remuneration, if any, will be paid to them if they are retained following the consummation of the Completed Transactions.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee now that we have consummated the Completed Transactions. We did not feel a compensation committee as necessary prior to a business transaction as there was no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed in this Annual Report on Form 10-K. All members of our board of directors reviewed the discussion of executive compensation set forth herein and agreed that it should be included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as December 27, 2012 and as adjusted to reflect the sale of our shares of common stock included in the units offered by the prospectus (assuming none of the individuals listed purchase units in this offering), by:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common stock	AQR Capital Management, LLC) (1)	1,150,848	8.0%

Common stock	Fir Tree Value Master Fund, L.P. (2)	960,000	6.7%

Common stock	Canton Holdings, L.L.C. (3)	875,000	6.1%

Common stock	Polar Securities, Inc. (4)	1,085,600	7.6%

Common stock	Bulldog Investors (5)	937,600	6.3%

Common stock	Bipin C. Shah (6)	769,052	5.4%

Common Stock	Ira Lubert	720,000	5.0%

Common stock	Peter Davidson (6)	292,501	2.0%

Common stock	Arthur F. Ryan (6)	35,500	>1%

Common stock	Frederick S. Hammer (6)	34,500	>1%

Common stock	Robert Palmer (6)	34,500	>1%

Common stock	Richard S. Braddock (6)	34,500	>1%

Common stock	Jonathan M. Lubert (6)	190,000	1.3%

Common stock	All of our directors and officers as a group (6)	2,110,553	14.7%

(1)	Based solely on information contained in Schedule 13G filed by the following persons on February 14, 2012. AQR Capital Management, LLC (“AQR”) AQR has the shared power to vote and dispose of 1,150,848 shares. AQR serves as the investment manager to AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 6.6% of the total shares. The address of the principal business office of AQR is Two Greenwich Plaza, 3rd floor, Greenwich, CT 06830.

(2)	Based solely on information contained in Schedule 13G filed by the following person on May 20, 2011, Fir Tree Value Master Fund, L.P. (“Fir Tree Value”) and Fir Tree, Inc. Fir Tree, Inc. is the investment manager of Fir Tree Value. Fir Tree Value has the shared power to vote and dispose of 960,000 shares. The address of the principal business office of Fir Tree Value. is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(3)	Based solely on information contained in Schedule 13G filed by the following persons on May 20, 2011, (i) Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment vehicles (collectively, the “Funds”), (ii) Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, (iii) Joshua A. Lobel, an individual, as a principal of Canton, and (iv) Eric J. Edidin, an individual, as a principal of Canton. Canton, Archer, Mr. Lobel and Edidin have the power to vote and dispose of the 875,000 shares of Common Stock held by the Fund. The address of the principal business office of Canton Holdings, L.L.C. is 570 Lexington Avenue, 40th Floor, New York, NY 10022.

(4)	Based solely on information contained in Schedule 13G filed by the following persons on February 14, 2012, Polar Securities, Inc. and North Pole Capital Master Fund. Both parties have shared power to vote or dispose of 1,085,600 shares. The address of the principal business office of Polar Securities Inc. is 372 Bay Street, 21st Floor, Toronto, Ontario M5H2W9, Canada.

(5)	Based solely on information contained in Schedule 13G filed by the following persons on February 14, 2012, Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos. Bulldog Investors has sole power to vote or direct the vote over 645,363 shares, shared power to vote or direct the vote of 292,237 shares and sole power to dispose or direct the disposition of all 937,600 shares. The address of the principal business office of Bulldog Investors is Park 80 West, 250 Pehle Ave., Suite 708, Saddle Brook, NJ 07663.

(6)	The business address of each of the individuals is c/o Universal Business Payment Solutions Acquisition Corporation, Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, PA 19087.

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

UBPS Services, LLC, an entity controlled by Bipin Shah, loaned to us $125,000 to cover expenses related to the Offering. The loan is payable without interest on the earlier of December 6, 2011 and consummation of the Offering. The loan was repaid in full upon consummation of the Offering. During the year ended September, 30, 2012, we issued various notes to UBPS Services, LLC, aggregating in the principal amount of $335,000. These funds were used for our operations, including public company costs, expenses related to the search for a potential business combination, due diligence, and other operating expenses. The notes were non-interest bearing and were paid upon consummation of the Completed Transactions.

We agreed to pay to UBPS Services, LLC, an entity controlled by Bipin Shah, a total of $7,500 per month for office space, administrative services and secretarial support for a period commencing on the date of the prospectus and ending on the earlier of our consummation of a business combination or the liquidation of the trust account if we have not completed a business combination within the required time periods. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. On December 28, 2012, this arrangement was terminated.

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

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

During the period from November 12, 2010 (Inception) through September 30, 2012, fees for our independent registered public accounting firm were $70,872 for the period from November 12, 2010 to September 30, 2011, and $50,000 for the year ended September 30, 2012, for a total of $120,872. Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

During the period from November 12, 2010 (Inception) through September 30, 2012, we did not incur any audit-related fees.

Tax Fees

During the period from November 12, 2010 (Inception) through September 30, 2012, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the year ended September 30, 2012, fees from our independent registered public accounting firm for other services were $120,000 for target due diligence.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Business Payment Solutions Acquisition Corporation

We have audited the accompanying consolidated balance sheets of Universal Business Payment Solutions Acquisition Corporation and its Subsidiaries (collectively the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2012 and for the period from November 12, 2010 (inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Business Payment Solutions Acquisition Corporation and its Subsidiaries, as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended September 30, 2012 and for the period from November 12, 2010 (inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Marcum llp

Marcum llp

New York, NY
January 14, 2013

Universal Business Payment Solutions Acquisition Corporation
(A Company in the Development Stage)
Consolidated Balance Sheet

	September 30,	September 30,
	2012	2011

Assets
Current assets - Cash and cash equivalents	$23,692	$69,121
Cash and cash equivalents held in Trust	68,811,113	68,930,607
Total assets	$68,834,805	$68,999,728

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$257,872	$14,272
Notes Payable To Affilliate	335,000	-
Total current liabilities	592,872	14,272

Common Stock, subject to possible redemption, 10,494,067 shares at Sept 30, 2012 and 10,516,291 at September 30, 2011 at redemption value (1)	63,776,921	63,905,632

Commitments and Contingencies

Stockholder's Equity
Preferred stock, $0.01 par value
Authorized 1,000,000 shares, none issued	-	-
Common Stock, $0.001 par value
Authorized 100,000,000 shares; 3,825,626 issued and outstanding at Sept 30, 2012 and 3,825,709 issued and outstanding September 30, 2011 (which excludes 10,494,067 shares subject to possible redemption at Sept 30 30, 2012 and 10,516,291 shares subject to possible redemption at September 30, 2011)	3,826	3,826
Additional paid-in capital	5,165,954	5,165,954
Accumulated deficit	(704,768)	(89,956)
Total Shareholder's Equity	4,465,012	5,079,824

Total Liabilities and Shareholders' Equity	$68,834,805	$68,999,728

(1) As a result of repurchases of shares of common stock, in connection with the Share Repurchase Plan through September 30, 2011, aggregate shares of common stock subject to possible redemption were 10,516,291 at September 30, 2011 and 10,494,067at September 30, 2012.

 The accompanying notes are an integral part of these financial statements.

Universal Business Payment Solutions Acquisition Corporation

(A Company in the Development Stage)

Consolidated Statement of Operations

		For the Period	For the Period
	For the Twelve	November 12, 2010	November 12, 2010
	Months Ended	(Inception) through	(Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
Related Party Expense	$(90,000)	$(37,500)	$(127,500)
Operating Cost	(547,029)	(59,775)	(606,804)
Total Expense	(637,029)	(97,275)	(734,304)

Interest Income	22,217	7,319	29,536

Net Loss	$(614,812)	$(89,956)	$(704,768)

Weighted average shares outstanding, basic and diluted	3,825,660	3,363,742

Basic and diluted net loss per share	$(0.16)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Universal Business Payment Solutions Acquisition Corporation

(A Company in the Development Stage)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from November 12, 2010 (Inception) to September 30, 2011 and

For the twelve months ended September 30, 2012

			Additional
	Common Stock		Paid-In	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
		(1) (2)
Common stock issued November 10, 2010 (Inception) at $0.00839 per share for cash (1)	3,000,000	$3,000	$22,000		$25,000

Proceeds from issuance of Warrant Offering Warrants on May 13, 2011 at $0.50 per warrant for cash			3,480,000		3,480,000

Sale of 12,000,000 Units on May 13, 2011 at $6.00 per Unit, net underwriter's discount of $2,160,000 for cash and net offering cost.	12,000,000	12,000	69,354,994		69,366,994

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)	(11,171,999)	(11,172)	(67,691,142)		(67,702,314)

Proceeds from issuance of UPO on May 13, 2011 for cash			100		100

Repurchase of 658,000 units at $5.75 per Unit in accordance with Company's Share Repurchase Plan	(658,000)	(658)	(3,796,024)		(3,796,682)

Reduction of net proceeds subject to possible redemption (2)	655,708	656	3,796,026		3,796,682

Net Loss				(89,956)	(89,956)

Balance at September 30, 2011	3,825,709	3,826	5,165,954	(89,956)	5,079,824

Repurchase of 22,307 units at $5.75 per Unit in accordance with Company's Share Repurchase Plan	(22,307)	(22)	(128,689)		(128,711)

Reduction of net proceeds subject to possible redemption (2)	22,224	22	128,689		128,711

Net Loss				(614,812)	(614,812)

Balance at September 30, 2012	3,825,626	$3,826	$5,165,954	$(704,768)	$4,465,012

(1)	Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27,2011 by the initial stockholders upon the underwriter's election not to exercise their over-allotment option (Notes 3 and 8).
(2)	As a result of repurchases of shares of common stock through September 30, 2012, in connection with the Share Repurchase Plan (Note 1) aggregate shares of common stock subject to possible redemption are 10,494,067.

The accompanying notes are an integral part of these financial statements.

Universal Business Payment Solutions Acquisition Corporation

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

		For the Period	For the Period
	For the Twelve	November 12, 2010	November 12, 2010
	Months Ended	(Inception) through	(Inception) through
Operating Activities	September 30, 2012	September 30, 2011	September 30, 2012
Net loss	$(614,812)	$(89,956)	$(704,768)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in operating assets and liabilities
Accrued expense	243,600	14,272	257,872
Net cash used in operating activities	(371,212)	(75,684)	(446,896)

Investing Activities
Investment in restricted cash and cash equivalents	(9,217)	(72,727,289)	(72,736,506)
Amounts released from restricted cash and cash equivalents to repurchase shares of common stock	128,711	3,796,682	3,925,393
Net cash provided by (used in) investing activities	119,494	(68,930,607)	(68,811,113)

Financing Activities
Proceeds from sale of common stock to initial shareholders	-	25,000	25,000
Proceeds from note payable to affiliate	335,000	125,000	460,000
Repayment of note payable to affiliate	-	(125,000)	(125,000)
Proceeds from public offering	-	72,000,000	72,000,000
Proceeds from issuance of warrants	-	3,480,000	3,480,000
Proceeds from sale of unit purchase option	-	100	100
Repurchase of Common Stock	(128,711)	(3,796,682)	(3,925,393)
Payment of offering costs	-	(2,633,006)	(2,633,006)
Net cash provided by financing activities	206,289	69,075,412	69,281,701

Net (decrease) increase in cash and cash equivalents	(45,429)	69,121	23,692

Cash and cash equivalents, beginning	69,121	-	-
Cash and cash equivalents, ending	$23,692	$69,121	$23,692

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 1—Organization, Business Operations and Liquidity

Universal Business Payment Solutions Acquisition Corporation (the “Company”) was incorporated in Delaware on November 12, 2010 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”).

JP Merger Sub, LLC; Enzo Merger Sub, Inc. and ADC Merger Sub, Inc. were formed in Delaware on June 25, 2012 for the purposes of the transaction more fully described in Note 10 – Subsequent Events.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”).

On May 13, 2011 the Company completed its initial public offering of shares of its common stock (the “Offering”). All activity prior to May 13, 2011 relates to the Company’s formation and Public Offering described below. All activity from May 13, 2011 through September 30, 2012 relates to the Company’s activities in seeking a Business Combination.

The Company is considered to be a development stage company and as such, its financial statements are prepared in accordance with the Accounting Standards Codification (‘‘ASC’’) Topic 915 ‘‘Development Stage Entities.’’ The Company is subject to all of the risks associated with development stage companies. On December 28, 2012, the Company completed a Business Combination, and is no longer in the Development Stage.

The registration statement relating to the Offering was declared effective on May 9, 2011. The Company consummated the Offering on May 13, 2011 and received proceeds net of transaction costs of $69,366,994 which is discussed in Note 3 (“Public Offering”) and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering (“Insider Warrants”) which is described in Note 4 (“Insider Warrants”). The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering and Insider Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s initial Business Combination must be with a target business whose collective fair value is at least equal to 80% of the balance in the Trust Account (as defined herein) at the time of the execution of a definitive agreement for such Business Combination.. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of Insider Warrants) was placed in a trust account (‘‘Trust Account’’) for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first Business Combination, (ii) the Company’s failure to consummate a Business Combination within the prescribed time and (iii) such time as the Company’s common stock (the “Common Stock”) traded at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Common Stock trades at or below $5.75 per share, there would be released to the Company from the Trust Account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011 pursuant to a share repurchase plan entered into between the Company and Morgan Stanley & Co. Incorporated. The share repurchase plan between the Company and Morgan Stanley & Co. Incorporated was terminated by mutual agreement of the parties on August 8, 2011 and a new share repurchase plan was simultaneously entered into between the Company and Ladenberg Thalmann (the “Share Repurchase Plan”). The Share Repurchase Plan was terminated on May 18, 2012. Purchases under the Share Repurchase Plan were made only in open market transactions pursuant to the Share Repurchase Plan which required the Company to maintain a limit order for the shares at $5.75 per share during the purchase period. All shares purchased by the Company were cancelled and resumed the status of authorized but unissued shares of the Company. As of September 30, 2012, a total of 680,307 shares had been repurchased at a cost of $3,925,393 under the Share Repurchase Plan. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s Chief Executive Officer agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, was required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to redeem their shares of common stock for a pro rata interest in the Trust Account. In the event that stockholders owning 93.1% (87.5% as adjusted for repurchases through September 30, 2012) or more of the shares sold in the Offering exercised their redemption rights (the “Redemption Threshold”) described below or are sold to the Company for cancellation, the Business Combination would not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have waived any redemption rights they may have in connection with a Business Combination.

With respect to a Business Combination which is consummated, Public Stockholders can demand that the Company redeem their shares of common stock for a full pro rata interest in the Trust Account (initially $6.06 per share and approximately $6.08 per share at September 30, 2012). Accordingly, Public Stockholders holding up to one share less than 93.1% (87.5% as adjusted for repurchases through September 30, 2012) of the aggregate number of shares owned by all Public Stockholders or 10,494,967 shares may seek redemption of their shares in the event of a Business Combination. Notwithstanding the foregoing, the Restated Certificate of Incorporation of the Company provided that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended), will be restricted from seeking redemption with respect to an aggregate of more than 10% of the shares sold in the Offering (but only with respect to the amount over 10% of the shares sold in the Offering). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicating the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

If the Company had not completed a Business Combination by February 9, 2013, the Company would have been required to liquidate and distribute its remaining assets, including the Trust Account, to the Public Stockholders and its corporate existence would cease except for the purpose of winding up its affairs.

On July 6, 2012, the Company entered into three definitive agreements (the “Acquisition Agreements”) to acquire the following three companies: (i) JetPay, LLC, a Texas limited liability company (“JetPay”) and certain affiliated entities; (ii) Francis David Corporation (d/b/a/ Electronic Merchant Systems), an Ohio corporation (“EMS”) and certain affiliated entities; and (iii) AD Computer Corporation, a Pennsylvania corporation (“ADC”) and certain affiliated entities. The Company’s board of directors approved each of the agreements and the transactions contemplated thereby (collectively, the “Completed Transactions”). On August 10, 2012, the Company entered into amendments with respect to the definitive agreements for the Completed Transactions. On December 11, 2012, the Company, Enzo Merger Sub, Inc. and the Francis David Corporation d/b/a Electronic Merchant Systems mutually agreed to terminate that certain Agreement and Plan of Merger, dated as of July 6, 2012, among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative. As a result, the Company is no longer pursing a transaction with EMS. The transactions with JetPay and ADC were consummated on December 28, 2012. A description of the Acquisition Agreements relating thereto and the transactions consummated thereby, is set forth below in Note 10.

In order to fund its working capital requirements, the Company expects that the historic cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that the investments made by JetPay and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. The Company’s cash requirements include funding salespeople, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure, and making acquisitions of businesses or assets.

The Company expects to fund its cash needs primarily with cash flow from its operating activities. The Company believes that its current cash balances and cash generated from operations will provide sufficient liquidity to meet its anticipated needs for operating capital for at least the next twelve months. To fund and integrate future acquisitions and new business initiatives, the Company may need to raise additional capital through loans or additional investments from its stockholders, officers, directors, or third parties. There is no assurance that new financing will be available on commercially acceptable terms, if at all.

Note 2—Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of Universal Business Payment Solutions Acquisition Corporation and its wholly owned subsidiaries JP Merger Sub, LLC, Enzo Merger Sub, Inc. and ADC Merger Sub, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Restricted cash and cash equivalents held in trust account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination or to repurchase shares.

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 10,494,067 and 10,513,974 shares of common stock, subject to possible redemption at September 30, 2012 and 2011, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account. Loss per share assuming dilution would give effective to dilutive options, warrants and other potential common shares outstanding during the period. The Company has not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share, since the exercise of the warrants and the unit purchase are contingent upon the occurrence of future events.

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

Securities held in Trust Account

At September 30, 2012, investment securities consisted of United States Treasury securities. The Company classified its securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets Measured at Fair Value on a Recurring Basis

	September	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	30, 2012	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in trust account	$68,811,113	$68,811,113	$-	$-

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2012, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the 2010 and 2011 tax years, which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such interest and penalties as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through September 30, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 3—Public Offering

On May 13, 2011 the Company sold 12,000,000 units (“Units”) at a price of $6.00 per unit in the Offering. Each unit consists of one share of the Company’s common stock, par value $0.001, and one warrant (“Warrants”). Each Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $6.90 commencing on the later of the Company’s completion of a Business Combination and May 9, 2012 and was to expire on the earlier of (i) five years from the completion of a Business Combination, (ii) the liquidation of the Trust Account if the Company has not completed a business combination within the required time period or (iii) earlier redemption of the Warrant. All of the Warrants were exchanged on December 28, 2012 such that each Warrant holder received .1333 shares of the common stock of the Company for each Warrant.. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company was only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company was not obligated to deliver securities, and there were no contractual penalties for failure to deliver securities, if a registration statement was not effective at the time of exercise. Additionally, in the event that a registration statement was not effective at the time of exercise, the holder of such Warrant was not entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) was the Company be required to net cash settle the Warrant exercise.

The Company paid the underwriters of the Offering an underwriting discount of 3.0% of the gross proceeds of the Offering ($2,160,000). The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (“EBC”) or its designees to purchase 600,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering, with the exception of containing a provision for cashless exercise by EBC. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,053,551 (or $1.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.0%, (2) risk-free interest rate of 2.07% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4—Insider Warrants

Simultaneously with the Offering, certain of the Initial Stockholders and the underwriters of the Offering purchased 6,960,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants were identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants were non-redeemable and (iii) the Insider Warrants were exercisable on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted assigns. All of the Warrants were exchanged on December 28, 2012 such that each Warrant holder received .1333 shares of common stock of the Company for each Warrant.

The Initial Stockholders are entitled to registration rights with respect to their founding shares. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying shares of common stock) were entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. Pursuant to the terms of the unit purchase option, the holders of the unit purchase option will be entitled to registration rights with respect to the securities. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying shares of common stock) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

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

As of September 30, 2011, investment securities in the Company’s Trust Account consisted of $10,000,000 in United States Treasury Bills and $58,811,113 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2012 are as follows:

	Carrying Amount	Unrealized Holding Gains	Fair Value
Held-to-Maturity U.S. Treasury Securities	$10,000,000	$-	$10,000,000

Note 6—Notes Payable to Stockholders

From December 6, 2010 through August 20, 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC, an entity controlled by Mr. Shah totaling $335,000. These notes were non-interest bearing and were paid upon consummation of the Completed Transactions.

Note 7—Commitments

The Company granted the underwriters of the Offering a 45 day option to purchase up to an additional 1,800,000 Units to cover over-allotments, if any. The underwriters elected not to exercise the over-allotment option and the over-allotment option expired on June 27, 2011.

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $7,500 per month for such services commencing on May 9, 2011. Payments made under this agreement amounted to $437,500 and $90,000 for the fiscal years ended September 30, 2011and September 30, 2012 respectively. Upon consummation of the Completed Transactions, this arrangement was terminated.

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

Note 8 — Income Taxes

The Company’s deferred tax assets are as follows at September 30, 2012 and 2011:

	2012	2011
Net operating loss carryforwards	$249,106	$35,982
Total deferred tax assets	$249,106	$35,982
Less: valuation allowance	(249,106)	(35,982)
Net deferred tax assets	-	-

The Company has a net operating loss of approximately $623,000 that expires at various times through 2032. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the $622,965 net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate as of September 30, 2012.

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

The Company increased the valuation allowance from $35,982 at September 30, 2011 to $249,106 at September 30, 2012, which fully offset the deferred tax asset of $249,106. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to the net operating losses of approximately $623,000. Effective tax rates differ from statutory rates.

A reconciliation of the statutory tax rate to the Company’s effective tax rate as of September 30, 2011 and 2012 is as follows:

	2012	2011
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax	(6.0)%	(6.0)%
Other Permanent Differences	5.3%	-%
Increase in valuation allowance	(34.7)%	40.0%
Effective income tax rate	-%	-%

Note 9—Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In connection with the organization of the Company, on December 6, 2010, a total of 3,450,000 shares of the Company’s shares of common stock were sold to the Initial Stockholders at a price of $0.00725 per share for an aggregate of $25,000.

On August 10, 2011, the Company repurchased 329,000 shares of its common stock under the Share Repurchase Plan, and on September 1, 6, and 12, 2011, the Company repurchased an additional 329,000 shares in aggregate. On October 27, 2011 the Company repurchased an additional 2,328 shares, and the Company repurchased an additional 19,979 shares on March 14, 2012. All such shares were purchased at the price of $5.75 per share in accordance with the Share Repurchase Plan. A total of $3,925,393 was withdrawn from the Company’s trust account to complete such repurchases. The repurchased shares were subsequently cancelled.

As of September 30, 2012, 14,319,693 shares of common stock were issued and outstanding, following the cancellation of 450,000 shares which were forfeited by the Initial Shareholders upon the underwriters’ election not to exercise their over-allotment option; and the repurchase and subsequent cancellation of 658,000 shares under the Company’s Share Repurchase Plan. In addition, 750,000 of such shares are subject to forfeiture in the event that the Company does not satisfy the conditions required to redeem any outstanding Warrants as described in Note 3.

Note 10—Subsequent Events

The Company issued a series of unsecured promissory notes to UBPS Services, LLC, an entity controlled by one of the Initial Stockholders, Bipin Shah on October 9, November 13, November 28 and December 6, 2012 in the amounts of $7,000, $15,000, $29,380, and $4,500 respectively. These notes were non-interest bearing and were paid upon consummation of the Completed Transactions.

On December 28, 2012, pursuant to the ADC Agreement and the JetPay Agreement, ADC Merger Sub and JetPay Merger Submerged with and into ADC and JetPay, respectively, with ADC and JetPay surviving such mergers. In connection with the closing, the Company caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, L.P., JetPay’s sole member. Additionally, the Company issued 1 million shares of Common Stock to the stockholders of ADC and 3,666,667 shares of Common Stock to WLES, L.P., 3,333,333 of which was deposited in an escrow account to secure the obligations of WLES, L.P. under the JetPay Agreement.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, the Company entered into a Secured Convertible Note Agreement (the “Note Agreement”) with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. (collectively, the “Note Investors”)pursuant to which, the Company issued $10 million in promissory notes secured by 50% of the Company’s ownership interest in JetPay. In connection with the Note Agreement, the Company entered into separate Secured Convertible Promissory Notes with each of the Note Investors (the “Notes”). Amounts outstanding under the Notes will accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not prepayable.

Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of Common Stock at a conversion price of $5.15 per share, subject to certain adjustments.

In connection with the Note Agreement, the Company entered into Registration Rights Agreements on December 28, 2012 with each of the Note Investors, pursuant to which the Company agreed to provide registration rights with respect to the common shares issuable upon conversion whereby the Note Investors would be entitled up to three “demand” registration requests and unlimited “piggyback” registration requests. To the extent a registration for the shares has not been declared effective by June 30, 2013, the conversion price will be reduced by $0.15 per share with additional reductions of $0.05 per share for every 30 day delay thereafter until a registration has been declared effective.

In connection with the Notes, certain stockholders of the Company agreed to transfer 832,698 shares of Common Stock that they acquired prior to Public Offering to certain of the Note Investors. Such shares were previously held in an escrow account established at the time of the Public Offering pursuant to Stock Escrow Agreements, each dated as of May 13, 2011, among each such stockholder, the Company and Continental Stock Transfer & Trust Company. Following the proposed transfers, such shares will no longer be held in escrow. As part of such share issuance, the Company entered into Registration Rights Agreements, dated as of December 28, 2012, with such investors which entitle such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests.

As partial consideration for Mr. Lubert to enter into the Note Agreement, the Company agreed, pursuant to the Stock Escrow Termination Agreement, dated as of December 28, 2012, to terminate the Stock Escrow Agreement, dated as of May 13, 2011, among Mr. Lubert, the Company and Continental Stock Transfer & Trust Company, with respect to 826,000 common shares.

In order to finance the Completed Transactions, on December 28, 2012, the Company also entered into an Amendment, Guarantee and Waiver Agreement (the “Assumption Agreement”) with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement, the Company agreed to guarantee JetPay’s obligations with respect to an existing loan agreement between JetPay, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). JetPay also agreed to compensate the Payees for any negative tax consequences as a result of the existing note remaining outstanding after December 31, 2012. Amounts outstanding under the loan will be convertible at the holders’ option into shares of Common Stock at a conversion price of $6.00 per share, unless JetPay is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share and (ii) the average trading price of shares of Common Stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter.

In exchange, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay Agreement. JetPay was obligated to pay any amounts still outstanding on the existing loan in excess of $6 million upon closing of the transactions contemplated by the JetPay Agreement. All amounts outstanding under the loan agreement must be repaid within one year.

On December 28, 2012, ADC and Payroll Tax Filing Services, Inc. (“PTFS”, together with ADC, the “Borrowers”), as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Metro Bank as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes will accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments.

The loans are guaranteed by the Company and are secured by all assets of ADC and PTFS, as well as a pledge by the Company of its ownership of ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants related to their debt coverage ratio and total leverage ratio during the term of the loan. The loans may be prepaid at the option of the Borrowers without any premium or penalty and are subject to mandatory prepayments upon certain asset sales, casualty events, the incurrence of indebtedness and issuance of capital stock.

In order to use the proceeds of the Loan and Security Agreement to fund a portion of the proceeds due pursuant to the ADC Agreement, on December 28, 2012, the Company executed a promissory note (the “Intercompany Note”) in favor of ADC in the amount of $9 million. All principal and interest is due on December 28, 2020. Interest accrues on amounts due on the Intercompany Note at the Applicable Federal Rate as required by Section 7872(f)(2)(B) of the Internal Revenue Code. The Intercompany Note is prepayable in full or in part at any time without penalty.

In connection with the closing of the transactions contemplated by the JetPay Agreement, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES, L.P. Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES, L.P. and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369

On December 28, 2012, the Company entered into the Warrant Termination Agreement (the “Warrant Termination Agreement”) with Continental Stock Transfer & Trust Company. The Warrant Termination Agreement was entered into in connection with the approval of the warrant proposal, set forth in the Definitive Proxy Statement filed with SEC on November 13, 2012, on December 11, 2012 at a meeting of our warrantholders, which such approval was disclosed by the Company in a Current Report Form 8-K filed with the SEC on December 12, 2012. In connection with Warrant Termination Agreement and the approval of the warrant proposal, each issued and outstanding warrant will be converted into .1333 shares of the Company’s common stock. The holders have the right to demand that the Company register the shares from the Warrant Exchange within 60 days following the effective date of the Exchange.

Unaudited Pro Forma Financial Information

The following information includes unaudited summary financial information as if the Business Combination had occurred at the beginning of the fiscal year ended September 30, 2012 (Balance Sheet) and December 31, 2011 (Statement of Operations), as the information for the year ended December 31, 2012 is not yet available.

UNIVERSAL BUSINESS PAYMENTS SOLUTIONS ACQUISITION CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

September 30, 2012

As of
Sept 30, 2012
ASSETS
Current Assets	$47,913,014
Property, Plant, and Equipment	1,135,294
Other Assets	79,889,073
Total Assets	$128,937,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$48,009,372
Long-Term Liabilities	51,052,759
Stockholders' Equity	29,875,250
Total Liabilities and Stockholders Equity	$128,937,381

UNIVERSAL BUSINESS PAYMENTS SOLUTIONS ACQUISITION CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

For the Twelve Months Ended December 31, 2011

For the Year ended
December 31, 2011
Revenues:
Operating revenues	$29,799,943
Interest Income	356,676
Total Revenue	30,156,619

Costs & Expenses:
Operating Expense	24,598,526
Amortization of Intangible Assets	4,594,500
Interest Expense	2,252,214
Other Expense	2,848
Total Cost & Expenses	31,448,088

Net Loss	$(771,464)

Exhibit Index

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, WLES, L.P. and Trent Voigt(1)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative(1)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative(1)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay. (2)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS. (2)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS (2)

10.1	Promissory Note issued to UBPS Services, LLC (3)

10.2	Promissory Note dated March 1, 2012 issued to UBPS Services, LLC(4)

10.3	Promissory Note dated April 5, 2012 issued to UBPS Services, LLC (5)

10.4	Promissory Note dated June 1, 2012 issued to UBPS Services, LLC (5)

10.5	Promissory Note dated June 6, 2012 issued to UBPS Services, LLC (5)

10.6	Promissory Note dated June 15, 2012 issued to UBPS Services, LLC (5)

10.7	Promissory Note dated July 17, 2012 issued to UBPS Services, LLC (5)

10.8	Promissory Note dated August 16, 2012 issued to UBPS Services, LLC

10.9	Promissory Note dated August 20, 2012 issued to UBPS Services, LLC

21.1	Subsidiaries of the Company

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on July 9, 2012.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on August 10, 2012

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on February 14, 2012

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on May 15, 2012

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on August 14, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: January 14, 2013	By:	/s/ Bipin C. Shah
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

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	January 14, 2013
	Bipin C. Shah	(principal executive officer)

By:	/s/ Peter Davidson	Chief Administrative Officer	January 14, 2013
	Peter Davidson	(principal financial officer and principal accounting officer)

By:	/s/ Richard S. Braddock Richard S. Braddock	Director	January 14, 2013

By:	/s/ Frederick S. Hammer Frederick S. Hammer	Director	January 14, 2013

By:	/s/ Jonathan M. Lubert Jonathan M. Lubert	Director	January 14, 2013

By:	/s/ Robert Palmer Robert Palmer	Director	January 14, 2013

By:	/s/ Arthur F. Ryan Arthur F. Ryan	Director	January 14, 2013

