Form 10-KT
period 2012-12-31
Universal Business Payment Solutions Acquisition Corp
filed 2013-04-12
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2012 to December 31, 2012

Commission File Number 001-35170

Universal Business Payment Solutions
Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)
1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312 (Address of Principal Executive Offices including zip code)

Registrant’s Telephone Number, Including Area Code (484) 324-7980
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Name of each exchange on which registered: NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐  NO ☒

As of June 30, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $39 million based on the number of shares held by non-affiliates as of June 30, 2012, and the last reported sale price of the registrant’s common stock on June 29, 2012.

As of April 5, 2013, the latest practicable date, 11,519,094 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Transition Report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “UBPS,” “us,” “we” and “our” refer to Universal Business Payment Solutions Acquisition Corporation.

This report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A - Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission (“SEC”). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I.

Item 1. Business

Introduction

We are a provider of payment services – debit and credit card processing, payroll, and card services to businesses and their employees throughout the United States. We provide these services through two wholly-owned subsidiaries, JetPay LLC (“JetPay”), which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings, and AD Computer Corporation (“ADC”), which provides payroll, tax filing, and related services to small and medium-sized employers. We also operate JetPay Card Services, a division which is focused on providing low-cost money management and payment services to un-banked and underbanked employees of our business customers. Our principal executive offices are located at 1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312, and our telephone number at that location is (484) 324-7980. Our website is located at www.ubpsac.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Transition Report on Form 10-K.

Prior to December 28, 2012, we were a blank check corporation organized under the laws of Delaware on November 12, 2010. We were formed with the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses. In this Transition Report on Form 10-K, we refer to any such transaction as a business combination. Pursuant to our Restated Certificate of Incorporation, we had until February 9, 2013 to consummate a business combination or we would (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account including interest, less taxes, which redemption would have completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders. Until December 28, 2012, our efforts were limited to organizational activities, our initial public offering (the “Offering”) and the search for a suitable business transaction.

A registration statement relating to the Offering was declared effective by the SEC on May 9, 2011. On May 13, 2011, we sold 12,000,000 units in the Offering at a price of $6.00 per unit. Each such unit consisted of one share of our common stock, $.001 par value per share, and one common stock purchase warrant. Each such warrant entitled the holder to purchase one share of common stock at a price of $6.90. The warrants were exercisable on the later of (1) May 9, 2012 and (2) the consummation of a business combination and would have expired on the earlier of (1) five years from the date on which a business combination was completed, (2) the liquidation of the trust account if we had not completed a business combination within the required time periods or (3) upon redemption. We had the ability to redeem the warrants at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $9.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

Concurrently with the closing of the Offering, our initial stockholders purchased 6,240,000 warrants at a price of $0.50 per warrant, for an aggregate purchase price of $3,120,000, in a private placement. In addition, EarlyBirdCapital, Inc., representative of the several underwriters of the Offering (“EarlyBirdCapital”), or its designees purchased 720,000 warrants on the same terms for an aggregate purchase price of $360,000. All of the proceeds we received from the purchase of these warrants were placed in the trust account described below. The warrants issued to our initial stockholders and EarlyBirdCapital were identical to the warrants offered by us in the Offering, except that such warrants were non-redeemable and could have been exercised on a cashless basis so long as such warrants were held by the individuals who acquired them or their affiliates. We also agreed to sell to EarlyBirdCapital for $100, as additional compensation, an option to purchase up to a total of 600,000 units at a price of $6.60 per unit. The units issuable upon exercise of the unit purchase option are identical to those offered by us in the Offering.

On May 13, 2011, we received net proceeds of $69,366,994 from the Offering and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of warrants to our initial stockholders and the underwriters of the Offering) was being held in a trust account for the benefit of the Company and invested in United States treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first business combination, (ii) the Company’s failure to consummate a business combination within the prescribed time and (iii) such time as the Company’s common stock trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that our common stock traded at or below $5.75 per share, there would be released to the Company from the trust account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares).

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

On May 10, 2011, our units commenced trading on the NASDAQ Capital Market under the symbol “UBPSU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing on August 8, 2011 and the trading in the units continued under the symbol UPBSU until December 28, 2012. The common stock is quoted on the NASDAQ Capital Market under the symbol “UBPS”.

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

Pursuant to the terms of the JetPay Agreement, JetPay Merger Sub was to merge with and into JetPay, with JetPay surviving the merger as a wholly-owned subsidiary of UBPSAC (the “JetPay Merger”) in exchange for consideration in the form of cash and our common stock as further described below under the heading “Consideration.” Prior to the closing of the transactions contemplated by the JetPay Agreement, JetPay agreed to acquire all of the outstanding interests in two affiliated entities, JetPay ISO Services, LLC, a Texas limited liability company, and JetPay Merchant Services, LLC, a Texas limited liability company (such entities together with JetPay, the “JetPay Entities”), each of which became wholly-owned subsidiaries of JetPay.

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

Consideration

Upon the closing of the transactions contemplated by the JetPay Agreement, WLES was entitled to receive aggregate consideration consisting of: (a) $28,000,000 in cash (the “JetPay Cash Merger Consideration”); and (b) 2,000,000 shares of our common stock (the “JetPay Stock Merger Consideration”). The JetPay Cash Merger Consideration and JetPay Stock Merger Consideration were subject to adjustment to the extent more than 4,740,746 shares of common stock were redeemed in connection with the transaction. For every share redeemed in excess of such threshold, the JetPay Cash Merger Consideration was to be reduced up to a maximum of $10,000,000 based upon the product of such excess redemptions and $6.08, and the JetPay Stock Merger Consideration was to be increased up to a maximum of 1,666,667 shares by the product of such excess redemptions and 1.0133. The JetPay Cash Merger Consideration was also subject to certain adjustments relating to net working capital, cash and indebtedness of the JetPay Entities. In addition to the Closing Date Merger Consideration, WLES is entitled to receive $5,000,000 in cash and 833,333 shares of our common stock upon achievement of certain stock price targets based upon the trading price of our common stock.

Also at the closing of the transactions contemplated by the JetPay Agreement, in accordance with the terms and conditions of the JetPay Agreement, we agreed to deposit up to $10,000,000 of the JetPay Cash Merger Consideration and no fewer than 1,666,667 shares of the JetPay Stock Merger Consideration, subject to the adjustment of the JetPay Cash Merger Consideration and the JetPay Stock Merger Consideration set forth above with respect to excess redemptions, in an escrow fund, which was to be available to UBPSAC and JetPay as the surviving entity, as partial security for WLES’s obligations under the JetPay Agreement. We agreed to enter into an escrow agreement with JetPay and JP Morgan, as escrow agent thereunder, to govern the rights and obligations of the parties thereto with respect to such funds. After signing the JetPay Agreement, we agreed to permit Merrick Bank to become a party to the escrow agreement and to be the primary beneficiary of the escrow fund in order to secure JetPay’s obligations to Merrick Bank pursuant to the Direct Air litigation, which is more fully described in Item 3 –Legal Proceedings.

Non-Compete

WLES and each of the WLES partners agreed that, from the closing date for a period of five years, they will not, nor will they permit any of their affiliates, to directly or indirectly engage in any competing business in the United States or engage in certain activities in competition with the business of UBPSAC, JetPay or their subsidiaries.

Indemnification

The JetPay Agreement provided the parties standard indemnification rights with respect to breaches of the JetPay Agreement. We also received indemnification for specific contingent liabilities disclosed by JetPay prior to signing. Except for certain of JetPay’s representations and warranties (including as to tax matters and certain “fundamental representations”), no indemnification amounts would be payable with respect to breaches of the representations and warranties unless and until the aggregate amount of all indemnifiable damages otherwise payable exceeds $125,000, at which point UBPSAC and the surviving entity can recover for all damages incurred, and the maximum amount of indemnifiable damages recoverable with respect to such claims shall not exceed $6,000,000. All other claims for indemnification, except for claims related to indemnifiable taxes, fraud or material misrepresentation and tax-related representations and warranties are capped at the combined value of the JetPay Cash Merger Consideration and JetPay Stock Merger Consideration.

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

Pursuant to the terms of the ADC Agreement, ADC Merger Sub was to merge with and into ADC, with ADC surviving the merger as a wholly-owned subsidiary of UBPSAC (the “ADC Merger”) in exchange for consideration in the form of cash and our common stock as further described below under the heading “Consideration.” Immediately prior to the closing of the transactions contemplated by the ADC Agreement, ADC acquired all of the outstanding interests in PTFS, (together with ADC, the “ADC Entities”), which will remain a wholly-owned subsidiary of ADC following the ADC Merger.

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

Consideration

Upon the closing of the transactions contemplated by the ADC Agreement, the ADC Stockholders were entitled to receive aggregate consideration consisting of: (a) $16,000,000 in cash (the “ADC Cash Merger Consideration”); and (b) 1,000,000 shares of our common stock (the “ADC Stock Merger Consideration”). Additionally, on the 24 month anniversary of the closing of the transaction, the ADC Stockholders are entitled to receive an additional $2,000,000. The ADC Cash Merger Consideration is subject to certain adjustments relating to the net working capital, cash and indebtedness of the ADC Entities.

Non-Compete

The ADC Stockholders agreed that, from the closing date for a period of five years, they will not, nor will they permit any of their affiliates to directly or indirectly engage in any competing business in the United States or engage in certain activities in competition with the business of UBPSAC, ADC or their subsidiaries.

Indemnification

The ADC Agreement provides the parties standard indemnification rights with respect to breaches of the ADC Agreement. We are also receiving indemnification for specific contingent liabilities disclosed by ADC prior to signing. Except for certain of ADC’s representations and warranties (including as to tax matters and certain “fundamental representations”), no indemnification amounts will be payable with respect to breaches of the representations and warranties unless and until the aggregate amount of all indemnifiable damages otherwise payable exceeds $100,000, and the maximum amount of indemnifiable damages recoverable with respect to such claims shall not exceed $2,160,000. All other claims for indemnification, except for claims related to indemnifiable taxes, fraud or intentional misrepresentation and tax-related representations and warranties are capped at $24,000,000.

Proxy Statement and Stockholders’ Meeting.

We prepared and filed a definitive proxy statement with the SEC on Schedule 14A filed on November 13, 2012. We also agreed to prepare and file any other filing required under the securities laws or any other federal, foreign or blue sky laws, and called and held a meeting of its stockholders for the purpose of seeking the approval of the transactions contemplated by the Acquisition Agreements by our stockholders. A complete description of the Completed Transactions along with information relating to the stockholder proposals relating thereto is contained in our definitive proxy statement. You are urged to read the definitive proxy statement and the exhibits attached thereto in their entirety. On December 11, 2012, we held a special meeting of our warrantholders at which such warrantholders voted to adopt the proposal to approve the termination of the warrant agreement that governs all of our issued and outstanding warrants and the conversion of each issued and outstanding warrant into .1333 shares of our common stock. On December 28, 2012, we held a special meeting of our stockholders at which such stockholders voted to approve the Completed Transactions contemplated by the Acquisition Agreements and to further amend and restate our certificate of incorporation.

Closing of Completed Transactions

On December 28, 2012, pursuant to the ADC Agreement and the JetPay Agreement, ADC Merger Sub and JetPay Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay surviving such mergers. In connection with the closing, we caused $16,000,000 in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay’s sole member. Additionally, we issued 1,000,000 shares of our Common Stock to the stockholders of ADC and 3,666,667 shares of our Common Stock to WLES, 3,333,333 of which were deposited into an escrow account to secure the obligations of WLES under the JetPay Agreement.

Issuance Agreements

On December 17, 2012, we entered into agreements with two investment advisory clients of Wellington Management Company, LLP: (i) an Option Issuance Agreement (the “Bermuda Issuance Agreement”) with Wolf Creek Investors (Bermuda) L.P. (“Bermuda”) and each of Bipin C. Shah, Peter Davidson, Frederick S. Hammer, Arthur F. Ryan, Robert Palmer, Richard S. Braddock, Jonathan M. Lubert and Ira Lubert (collectively, the “Grantors”) and (ii) an Option Issuance Agreement (the “Partners Issuance Agreement” and together with the Bermuda Issuance Agreement, the “Issuance Agreements”) by and among the Company, Wolf Creek Partners, L.P. (“Partners”) and each of the Grantors.

Pursuant to the Bermuda Issuance Agreement, the Grantors agreed that if (i) the transactions contemplated by the JetPay Agreement and the ADC Agreement were consummated and (ii) in connection with the Completed Transactions, Bermuda did not exercise its rights to redeem its shares of our common stock for its pro rata share of the funds being held in the trust account established in connection with our initial public offering (“Redemption Rights”), the Grantors would, at the closing of the Completed Transactions, issue to Bermuda an immediately exercisable option to purchase an aggregate of 188,384 shares of our common stock owned by the Grantors at an exercise price of $0.005 per share.

Pursuant to the Partners Agreement, the Grantors agreed that if (i) the transactions contemplated by the JetPay Agreement and the ADC Agreement were consummated and (ii) in connection with the Completed Transactions, Partners did not exercise its Redemption Rights, the Grantors would, at the closing of the Completed Transactions, issue to Partners an immediately exercisable option to purchase an aggregate of 198,427 shares of our common stock owned by the Grantors at an exercise price of $0.005 per share.

On December 28, 2012, the Grantors issued options to Bermuda and Partners upon consummation of the Completed Transactions.

Each of the options has an exercise period of five years. Both options prevent the holder from exercising the option to the extent (and only to the extent) that such exercise would result in beneficial ownership by such holder or any of its affiliates of more than 9.9% of our outstanding common stock. The Issuance Agreements contain the form of options granted to each of Bermuda and Partners by the Grantors as an exhibit.

The Grantors deposited the aggregate number of shares that may be issued under each of the options granted under the Issuance Agreements in an escrow account maintained by Continental Stock Transfer & Trust Company. The form of Escrow Agreement entered into among the Grantors, Bermuda, Partners and Continental Stock Transfer & Trust Company is an exhibit to each of the Issuance Agreements.

Pursuant to the Issuance Agreements, we agreed to file a registration statement covering resale of the shares that may be issued upon exercise of options no later than 30 days after consummation of the Transactions. We must use reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission as soon as possible and within certain time frames specified in the Issuance Agreements. We filed a registration statement on Form S-3 on March 18, 2013 to register any shares that may be issued as part of this transaction.

These descriptions of the Bermuda Issuance Agreement and the Partners Issuance Agreement and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the Bermuda Issuance Agreement and the Partners Issuance Agreement, copies of which were filed as Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed by us on December 17, 2012 and are incorporated by reference herein.

Convertible Note Purchase Agreement

In order to finance a portion of the cash payable in the Completed Transactions, on December 28, 2012, we entered into a Secured Convertible Note Agreement (the “Note Agreement”) with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. (collectively, the “Note Investors”) pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay. In connection with the Note Agreement, we entered into separate Secured Convertible Promissory Notes with each of the Note Investors (the “Notes”). Amounts outstanding under the Notes will accrue interest at a rate of 12% per annum, payable quarterly. The Notes mature on December 31, 2014. The Notes are not prepayable.

Pursuant to the Notes, the Note Investors will be entitled to convert all or any portion of the amounts outstanding under the Notes into shares of our Common Stock at a conversion price of $5.15 per share, subject to certain adjustments.

In connection with the Note Agreement, we entered into Registration Rights Agreements on December 28, 2012 with each of the Note Investors, pursuant to which we agreed to provide registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes whereby the Note Investors would be entitled up to three “demand” registration requests and unlimited “piggyback” registration requests. To the extent a registration for the shares has not been declared effective by the SEC by June 30, 2013, the conversion price of the Notes will be reduced by $0.15 per share with additional reductions of $0.05 per share for every 30 day delay thereafter until a registration has been declared effective. On March 18, 2013, we filed a Registration Statement on Form S-3 to satisfy the requirements of the Registration Rights Agreements.

In connection with the Notes, certain of our stockholders agreed to transfer 832,698 shares of Common Stock that they acquired prior to the Offering to certain of the Note Investors. Such shares were previously held in an escrow account established at the time of the Offering pursuant to Stock Escrow Agreements, each dated as of May 13, 2011, among each such stockholder, the Company and Continental Stock Transfer & Trust Company. Following the transfers, such shares will no longer be held in escrow. As part of such share issuance, we entered into Registration Rights Agreements, dated as of December 28, 2012, with each such investors which entitles such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests.

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

Loan and Security Agreement

On December 28, 2012, ADC and Payroll Tax Filing Services, Inc. (“PTFS”, together with ADC, the “Borrowers”), as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Metro Bank as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the existing notes will accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments. We are obligated to pay down the notes with 25% of our free cash flow annually.

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

Note and Indemnity Side Agreement

In connection with the closing of the transactions contemplated by the JetPay Agreement, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

Promissory Note

In order to use the proceeds of the Loan and Security Agreement to fund a portion of the proceeds due pursuant to the ADC Agreement, on December 28, 2012, we executed a promissory note (the “Intercompany Note”) in favor of ADC in the amount of $9,000,000. All principal and interest is due on December 28, 2020. Interest accrues on amounts due on the Intercompany Note at the Applicable Federal Rate as required by Section 7872(f)(2)(B) of the Internal Revenue Code. The Intercompany Note is prepayable in full or in part at any time without penalty.

Warrant Exchange

On December 28, 2012, we entered into the Warrant Termination Agreement (the “Warrant Termination Agreement”) with Continental Stock Transfer & Trust Company. The Warrant Termination Agreement was entered into in connection with the approval of the warrant proposal, set forth in the Definitive Proxy Statement filed with SEC on November 13, 2012, on December 11, 2012 at a meeting of our warrantholders, which such approval was disclosed by us in a Current Report Form 8-K filed with the SEC on December 12, 2012. In connection with Warrant Termination Agreement and the approval of the warrant proposal, each issued and outstanding warrant was converted into .1333 shares of our common stock on December 28, 2012. The Company filed a registration statement on Form S-3 on March 18, 2013 to register the shares issued as part of the warrant conversion.

Transaction Activities

Upon consummation of the Completed Transactions, we used $68,819,668 of the funds held in the trust account (i) to pay certain of our aggregate costs, fees and expenses in connection with the consummation of the Completed Transactions, (ii) to pay tax obligations and (iii) to pay of stockholders who properly exercised their redemption rights. On December 28, 2012, our public stockholders requested redemption of 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share for an aggregate payment to the redeeming stockholders of approximately $60,755,000 of which $58,807,000 was released from the trust and of which $1,948,000 was pending redemption, each as of December 31, 2012.

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

Payment processing companies domiciled or operating in the United States are subject to extensive regulation and supervision by varying federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as individuals whose information is being transmitted. Accordingly, examples of regulatory requirements to which we are subject, generally include the Dodd Frank Wall Street Reform and Consumer Protection Act, the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Electronic Fund Transfer Act, the Health Insurance Portability and Accountability Act, the USA Patriot Act of 2001, the Gramm-Leach-Bliley Act and various federal and state consumer protection and privacy laws. In addition, changes in current laws or regulations and future laws or regulations may substantially restrict the nature of the business or businesses we acquired.

In addition to the regulations described above, as a public company traded on a U.S. exchange, we are subject to certain listing requirements. On September 11, 2012, we received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that Nasdaq believes we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires us to have at least 300 public holders. This information was included in a Current Report on Form 8-K filed by us on September 17, 2012. On October 10, 2012 we provided Nasdaq with our plan for achieving the required number of shareholders. In a letter received by us on October 24, 2012, Nasdaq accepted our plan of compliance and granted us an extension to regain compliance with the Minimum Public Holders Rule. Pursuant to the letter, we had until February 9, 2013 to regain compliance with the Minimum Public Holders Rule, which we must demonstrate by providing documentation from our transfer agent that our common stock has a minimum of 300 holders. We believe we have provided such documentation. This letter was disclosed to shareholders in a Current Report on Form 8-K filed by us with the SEC on October 26, 2012. On December 28, 2012, we received a letter from Nasdaq indicating that Nasdaq believes that we did not comply with IM-5101-2 by not providing Nasdaq with proper notice regarding the Completed Transactions. Nasdaq advised that such failure serves as a basis for delisting. We had until January 4, 2013 to appeal the delisting decision in front of a Nasdaq Hearings Panel. We appealed such decision prior to such date and attended a hearing on March 7, 2013, at which time we believed that we met all listing requirements except having 300 round-lot holders, and provided evidence of having at least 274 round-lot holders and a detailed plan to gain over 300 round-lot holders. As a result of the hearing, Nasdaq has granted us an extension until April 15, 2013 to provide evidence of having at least 300 round-lot holders. As of March 20, 2013, we believe we have exceeded the 300 round-lot shareholder number, and reported this information to Nasdaq on April 1, 2013. If Nasdaq does not find such evidence satisfactory to Nasdaq, on or before April 15, 2013, we will be delisted from the Nasdaq Capital Market.

Stockholder Approval of the Transaction

Pursuant to our Restated Certificate of Incorporation, we elected to seek stockholder approval of the Completed Transactions rather than conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Since we sought stockholder approval of the Completed Transactions, we agreed to distribute, and have distributed, a proxy statement and, in connection therewith, provide our public stockholders with redemption rights upon consummation of the Completed Transactions. Our public stockholders electing to exercise their redemption rights were entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, provided that such stockholders followed the specific procedures for redemption set forth in the proxy statement relating to the stockholder vote on the Completed Transactions. On December 28, 2012, our public stockholders redeemed 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share including 320,486 shares pending redemption which funds remained in the trust account at December 31, 2012. Stockholders who did not elect to have their shares redeemed and remained stockholders after the Completed Transactions will bear the economic burden of the franchise and income taxes payable because such amounts will be payable by us. Unlike many other blank check companies, our public stockholders were not required to vote against the Completed Transactions in order to exercise their redemption rights. Our initial stockholders, including all of its officers and directors (referred to herein as the “Initial Stockholders”), voted the shares they received in the Offering (the “Insider Shares”) in accordance with the majority of the votes cast by our public stockholders. In addition, the Initial Stockholders waived their redemption rights with respect to their Insider Shares and any public shares in connection with the consummation of the Completed Transactions.

Administrative Services Agreement

We agreed to pay UBPS Services, LLC, an entity owned and controlled by Bipin C. Shah, our Chairman and Chief Executive Officer, a total of $7,500 per month for office space and administrative services, including secretarial support. This arrangement was agreed to by UBPS Services, LLC for its benefit and was not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because the expenses that were paid by UBPS Services, LLC approximated the monthly reimbursement amount. We believe that such fees were at least as favorable as we could have obtained from an unaffiliated person. Upon completion of the Completed Transactions, we ceased paying these monthly fees.

Competition

Our overall business strategy is to provide payment services to businesses, especially small businesses, and their employees. Both of the companies acquired in the Completed Transactions face significant competitors – these are described below under the Competition headings for JetPay’s Business and ADC’s Business. We also intend to acquire additional organizations within these markets, as well as companies that provide complementary or ancillary services. In identifying, evaluating and selecting these potential target business, we may encounter intense competition from other entities having a business objective similar to its own. We may be subject to competition from several entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses, including our obligation to seek stockholder approval of a business combination under certain circumstances, which may delay the completion of a transaction.

Any of these factors may place us at a competitive disadvantage in successfully acquiring additional businesses. Our management believes, however, that our status as a public entity and our existing access to the U.S. public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting additional business combinations, there will be, in all likelihood, intense competition from competitors of the business that is acquired by us. We cannot assure you that, subsequent to the Completed Transactions and/or a different business combination, we will have the resources or ability to compete effectively.

Employees

Following the consummation of the Completed Transactions, we had two full-time executive officers, both of whom are expected to devote themselves full-time. On February 7, 2013, we hired Gregory M. Krzemien to serve as our Chief Financial Officer.

JetPay’s Business

Company Background and History

JetPay was formed as a Texas limited liability company as Transactional Technologies, LLC in January, 2001. A related company, Standard Payments, LLC was formed as a Texas limited liability company in January, 2001. A third related entity, JetPay ISO Services, LLC was formed as a Texas limited liability company in May, 2005. In 2005, Transactional Technologies changed its name to JetPay, and in February of 2006, Standard Payments changed its name to JetPay Merchant Services, LLC (“JetPay Merchant Services”). JetPay provides processing-only services directly to merchants and Independent Sales Organizations (“ISOs”). JetPay Merchant Services provides full debit and credit card acceptance services to merchants, while JetPay ISO provides full merchant services to independent sales agents and ISOs. In 2010 all three entities came under common ownership, and will be referred to herein as a single entity, JetPay. JetPay is a leading end-to-end processor of credit and debit card payment transactions. JetPay provides debit, credit, and ACH processing services directly to retailers, service providers, and banks, and on a wholesale basis to ISOs. JetPay is one of fewer than an estimated 20 U.S. processors that connect directly to the card networks (e.g. Visa and MasterCard) and provide such end-to-end processing. JetPay provides cost-effective, customized solutions to its customers. JetPay has a specific strength in Internet and Card-Not-Present transactions, a growing area in the industry. With approximately $18.3 million in revenue in 2012 and approximately 3,500 customers, JetPay was recently honored again as one of the 100 fastest growing companies in Dallas, TX. JetPay’s principal executive offices are located at 3361 Boyington Drive, Suite 180, Carrollton, Texas, 75006, and its telephone number is (972) 503-8900.

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

JetPay has more than two decades of experience in building solutions using current technologies. JetPay recognized the need for a payment system built on object-oriented software that can keep pace with rapidly changing processing requirements to provide clients with a competitive marketplace advantage. JetPay combines real-time credit card processing, online payment capabilities and merchant account services into one solution. JetPay operates its own front-end authorizations system, back-end clearing system and settlement system and merchant accounting system. JetPay handles many of its transactions from end-to-end without third party involvement.

JetPay is comprised of individuals fully conversant in point of sale, or POS, software applications and systems integration, data networking, communications technologies, the card association’s (e.g., MasterCard, Visa, Discover, etc.) operating regulations and all other areas of concern that impact the nation’s bankcard merchants. JetPay can advise on and deliver the optimal payments acceptance solution to customers in all types of industries, including but not limited to:

•	Retailers;

•	Restaurants;

•	Travel;

•	Lodging;

•	Supermarket;

•	C-Store;

•	E-commerce; and

•	Direct marketing.

 JetPay can interface with its customers using virtually any device or access point in the market, including but not limited to the following:

•	Electronic terminal;

•	PC;

•	Electronic cash register;

•	POS system;

•	Internet gateway;

•	Merchant host interface; and

•	Mobile technology.

 Geographical Financial Information

While headquartered in Carrollton, Texas, JetPay’s business is national in scope, and it processes transactions for customers throughout the U.S.

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

 Independent Sales Organizations.

JetPay has approximately 40 ISO agent customers who sell on JetPay’s behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, government organizations, and others. JetPay’s ISOs have more than approximately 2,050 merchants representing approximately 3,750 locations on JetPay’s system.

Competition

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. Total expenditures for all card type transactions by U.S. consumers were $4.2 trillion in 2011, and are expected to grow to $6.5 trillion by 2016, representing a compound annual growth rate of 9.1%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

The industry has approximately 3000 ISOs; however, there are less than 30 companies that actually process the transactions which includes generating the authorization, clearing the transaction, and settling the funds to the merchant. Of the few transaction processors fewer actually handle both the front-end and back-end functions. The front-end does the authorization in real-time and the back-end does the clearing to the card issuers and settlement to merchants every day. JetPay’s processing systems handles both front-end and back-end processing which gives a competitive advantage over other Independent Sales Organization that must purchase these services from a company like JetPay.

The barrier to entry to produce a new processing system is high. The time and investment to develop and implement a processing system is very significant and once the system is functional it has an immediate cost that takes millions of transactions a month to break even.

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

Material Customers

JetPay's largest customer represents 10.2% of JetPay's total revenues of $18.3 million for the period January 1, 2012 to December 28, 2012. Loss of this customer could have a material adverse effect on the results of operations of JetPay. There were no customers representing over 10% of JetPay’s total revenues in 2011.

Employees

As of December 31, 2012, JetPay had 53 employees, all of whom are full-time.

Legal Proceedings

In the normal course of business, JetPay is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of JetPay’s management, based on consultations with legal counsel, that the ultimate disposition of known proceedings, with the exception of Direct Air, will not have a material adverse impact on JetPay’s financial condition, results of operations or liquidity. Please see Item 3 – Legal Proceedings for a description of the Direct Air situation.

ADC’s Business

Company History

ADC was formed in Bethlehem, PA in April, 1970. PTFS was incorporated in Pennsylvania in May, 1990. ADC began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit to customers in and around Allentown, Bethlehem and Easton, Pennsylvania (“Lehigh Valley, PA”). In 1990, the ADC Entities added the services of collecting and filing payroll taxes. The ADC Entities have a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. The ADC Entities have approximately 5,000 customers and $12.8 million in revenues in 2012, as well as an average of $45 million in float, with respect to average payroll tax filings. C. Nicholas Antich founded ADC and, along with Joel E. Serfass, founded PTFS. ADC’s principal executive offices are located at 3939 West Drive, Center Valley, Pennsylvania 18034, and ADC’s telephone number is (610) 797-9500.

ADC provides a wide array of payroll and human resource services, including, but not limited to:

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

The ADC Entities design, build and maintain all payroll software systems and tax depositing and filing software systems, without third-party involvement. There are four programming teams, one each for Mainframe programming for its proprietary payroll system software, PC programming for its PC Input and HR applications, Web programming for its ADWebPay and Employee Self Serve platforms and Tax filing programming for its proprietary Trust and Payroll Tax Depositing and Filing System. All facilities are located in Lehigh Valley, PA. These in-house programming teams allow for quick response to statutory changes, and the ability to provide customized solutions for ADC Entities’ clients. The ADC Entities’ payroll platform also includes International ACH Transactions (IAT) formats, required as of September 18, 2009.

Geographical Financial Information

The ADC Entities’ focus to date has been in Lehigh Valley, PA and surrounding areas. However, the company has customers in some 36 states, and processes payroll for employees in all 50 states. The ADC Entities intend to market its payroll processing service nationally.

Sales, Marketing and Distribution

Marketing

The ADC Entities retain their own marketing staff. Its marketing efforts include:

•	Print advertising in trade and business publications;
•	Internet advertising and select radio advertising;
•	Trade show exhibits; and
•	Bulletins featuring new products and product features.

 Sales

ADC’s sales team that focuses its efforts in Lehigh Valley, PA and surrounding counties. ADC sells directly to its customers. A significant part of ADC’s sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

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

Employees

As of December 31, 2012, the ADC Entities had 125 employees, 80 of whom are full-time and 45 of whom are part-time and one contract programmer.

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

Item 1A. Risk Factors

Risk Factors Related to Our Business and Common Stock

Risks Related to Our Business and Our Common Stock

We received notice that we may be delisted from Nasdaq for failure to comply with the requirement that Special Purpose Acquisition Companies re-register as part of their initial business combination. We have met all the listing requirements except for having a minimum of 300 round-lot shareholders. If we lose our appeal with respect to our failure to comply with Rule IM-5101-2, we may be delisted.

The Nasdaq quantitative listing standards, require, among other things, that at the time of their initial business combination, special purpose acquisition corporations meet all initial listing requirements, including having a minimum of 300 round-lot shareholders at time of approval of their listing. On December 21, 2012 in anticipation of our initial business combination, we applied for relisting under the NASDAQ requirements, but such approval had not been granted prior to the close of the transaction on December 28, 2012. On December 28, 2012, we received a letter from Nasdaq indicating that Nasdaq believed that we did not comply with IM-5101-2 as a result of such failure to obtain approval. Nasdaq advised that such failure served as a basis for delisting. We had until January 4, 2013 to appeal the delisting decision in front of a Nasdaq Hearings Panel. We appealed such decision prior to such date and attended a hearing on March 7, 2013, at which time we provided evidence of having at least 274 round-lot holders and a detailed plan to obtain at least 300 round-lot holders. As a result of our appeal, Nasdaq has granted us an extension until April 15, 2013 to provide evidence of having at least 300 round-lot holders. As of March 20, 2013, we believed we had exceeded the 300 round-lot shareholder number, and reported this information to Nasdaq on April 1, 2013. If Nasdaq does not find such evidence satisfactory, on or before April 15, 2013, the Company will be delisted from the Nasdaq Capital Market. .

If we are unable to finance our business, we may need to seek capital at unfavorable terms and our stock price may decline as a result thereof.

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay’s sponsor bank as a result of the Direct Air chargeback matter described herein. At March 31, 2013, total cash reserves held by Merrick Bank were approximately $3.9 million, including approximately $3.2 million specifically related to the Direct Air matter, net of $500,000 and $300,000 of funds released to us from the reserve account in February 2013 and March 2013, respectively. Additionally, Merrick Bank continues to deposit approximately $300,000 per month of JetPay’s current cash flow into the reserve account. While we continue to defend the chargeback claims and work with Merrick Bank to release additional cash reserves, there can be no assurance as to the timing of this cash release. Additionally, we are working with other banking institutions to obtain an alternative sponsoring bank to Merrick Bank, which will immediately allow JetPay to utilize its full monthly cash flow. Lastly, we assumed a note in connection with the acquisition of JetPay for $6.0 million, which has a final principal payment of $5.9 million maturing on December 28, 2013. We are currently working on alternative financing sources to pay off this debt but there can be no assurances that we will be able do so on favorable terms and the price of our common stock may decline as a result thereof. Additionally, such debt can be converted into our common stock at the average of the trading price of our common stock over the 10 days preceding the notice to convert if we are unable to pay such debt when it matures. If the price is below the $5.15 price at which our 12% note holders can convert, we would be required to adjust their conversion price downwards which could also create potential dilution for our other shareholders.

We compete with many companies, some of whom are more established and better capitalized than us.

We compete with a variety of companies on an international basis. Some of these companies are larger and better capitalized than us. There are also few barriers for entry into our markets and thus above average profit margins will likely attract additional competitors. Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to offer superior products and services.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance policies for our assets and operations. The insurance policies include property coverage, including business interruption protection for each location. We also maintain workers’ compensation policies in every state in which we operate as well as Directors’ and Officers’ liability insurance. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Our stock price has been, and likely will continue to be, volatile and an investment in our common stock may suffer a decline in value.

The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	technological innovations or new products and services developed by us or our competitors;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•	additions or departure of our key personnel;
•	operating losses by us; and
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

One or more of these factors could cause a decline in our revenues and income or in the price of our common stock, thereby reducing the value of an investment in our Company.

Our policy of not paying cash dividends on our common stock could negatively affect the price of our common stock.

We have not paid in the past, and do not expect to pay in the foreseeable future, cash dividends on our common stock. We expect to reinvest in our business any cash otherwise available for dividends. Our decision not to pay cash dividends may negatively affect the price of our common stock.

The conversion of our outstanding debt securities may have an adverse effect on the market price of our shares of common stock.

The conversion of the shares underlying certain of our debt securities could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these conversion rights are exercised, you may experience dilution to your holdings.

If our stockholders exercise their registration rights with respect to our securities, this is likely to adversely affect the market price of our shares of common stock.

The sellers in the Completed Transactions, as well as certain other investors holding unregistered shares of common stock, are entitled to demand that we register the resale of their shares of common stock. If we register all such securities, as well as additional unregistered shares, then there will be an additional 10,204,026 shares of common stock eligible for trading in the public market. On March 18, 2013, we filed a Registration on Form S-3 to register 13,145,774 shares of which 10,204,026 shares will be freely tradable if such registration statement becomes effective. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of our acquisitions a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets together accounted for approximately 48% of the total assets on our balance sheet as of December 31, 2012. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

We may discover or otherwise become aware of adverse information regarding our acquired businesses, and we may be required subsequently to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price. Any such development could cause you to lose some or all of your investment.

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

The reporting requirements of being a publicly-traded company increase our overall operating costs and subject us to increased regulatory risk.

As a publicly-traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing requirements of Nasdaq. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to assess the effectiveness of our internal control over financial reporting, which is expensive and requires the attention of our limited management resources. The various financial reporting, legal, corporate governance and other obligations associated with being a publicly-traded company require us to incur significant expenditures and place additional demands on our management, administrative, operational, and financial resources. If we are unable to comply with these requirements in a timely and effective manner, we and/or our executive officers may be subject to sanctions by the SEC, and our ability to raise additional funds in the future may be impaired and ultimately affects our business. We will continue to incur additional expenses as a result of being a publicly traded company.

Future issuances of shares of our common stock or sales by certain insiders may cause our stock price to decline and impair our ability to raise additional capital.

The issuance of a significant number of shares of our common stock, or the perception that such future sales could occur, particularly with respect to sales by our directors, executive officers, and other insiders or their affiliates, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

If we raise additional capital in the future, your ownership in us could be diluted.

Any issuance of additional equity we may undertake in the future could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.

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

We have been a development stage company with no operating results prior to the acquisitions of JetPay and ADC. Since we did not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, or ability to integrate or manage the companies acquired in the Completed Transactions, or implement the other elements of our strategy.

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

Our business and reputation may be affected by security breaches and other disruptions to our information technology infrastructure, which could compromise Company and customer information.

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to support a variety of business processes. Vulnerabilities, threats, and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. While we attempt to mitigate these risks by employing a number of security measures and constantly updating and adapting security requirements, our networks, products, and services remain potentially vulnerable to advanced persistent threats.

If we experience a problem with the functioning of key systems or a security breach of our systems, the resulting disruptions could have a material adverse effect on our business. Our business involves the use of significant amounts of private and confidential client information including employees’ identification numbers, bank accounts, and retirement account information. This information is critical to the accurate and timely provision of services to clients, and certain information may be transmitted via the Internet. This information could be compromised by a cyber attack. There is no guarantee that our systems and processes are adequate to protect against all security breaches. If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, both we and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulation investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

Insiders and affiliates continue to have substantial control over us, which could delay or prevent a change in control.

As of March 15, 2013, our directors and named executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 46.7% of the outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•	the appointment of directors;
•	the appointment, change or termination of management;
•	any amendment of our certificate of incorporation or bylaws;
•	the approval of acquisitions or mergers and other significant corporate transactions, including a sale of substantially all of our assets; or
•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

A significant number of shares of our common stock are subject to issuance upon conversion of outstanding convertible notes, which upon such exercise would result in dilution to our security holders.

On December 28, 2012, we issued $10 million in convertible notes to certain investors. Upon the terms of those notes, the note investors have the option to convert the amounts outstanding under the notes into an aggregate of 1,941,748 shares of our common stock based upon a conversion price of $5.15 per share. The conversion price and/or the number of shares issuable upon conversion of such convertible notes may be adjusted in certain circumstances and subject to certain limitations, including upon the issuance of common stock below the current market price of our stock, certain subdivisions or combinations of the common stock, and the issuance of certain stock dividends. In addition, on December 28, 2012, we assumed a $6,000,000 convertible note, the terms of which allow the holder to convert the amounts outstanding under the note into an aggregate of 1,000,000 shares of our common stock based upon a conversion price of $6.00 per share. Although we cannot determine at this time which of these convertible notes will ultimately be exercised, it is reasonable to assume that the investors will seek conversion of the notes if the conversion price thereof is below the market price of our common stock at the time of exercise. To the extent any of our outstanding convertible notes are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could discourage, delay or prevent a change in our control or our management.

Provisions of our amended and restated certificate of incorporation, bylaws and the laws of Delaware, the state in which we are incorporated, may discourage, delay or prevent a change in control of us or a change in management that stockholders may consider favorable. These provisions:

•	establish a classified, or staggered, Board of Directors, so that not all members of our board may be elected at one time;
•	limit who may call a special meeting of stockholders;
•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings;
•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
•	provide our Board of Directors with the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions could discourage proxy contests and make it more difficult for you and other stockholders to remove and elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Risk Factors Related to JetPay

JetPay may face losses as a result of chargebacks with respect to Direct Air.

Direct Air, a customer of JetPay, abruptly ceased operations on or about March 13, 2012. As a result, Merrick Bank, JetPay’s sponsor bank with respect to this particular merchant, has incurred chargebacks in excess of $25 million. It is also possible that other chargebacks will be forthcoming as a result of the cessation of business by Direct Air. Under an agreement between Merrick Bank and JetPay, JetPay is obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay has not completed defending all the chargebacks that it believes to be invalid, so the actual indemnification obligation to Merrick Bank is unknown at this time. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick Bank as the primary insured. The policy has a limit of $25 million and a deductible of $250,000. JetPay has already realized such losses with regards to the deductible as well as all chargebacks in excess of $25 million. To the extent JetPay is unsuccessful in defending the chargebacks or the chargebacks are not covered by the insurance policy, JetPay may have a liability to Merrick Bank up to the extent of such incurred chargebacks. As partial protection against any potential losses, we required that, upon Closing, 3,333,333 shares of our common stock that was to be paid to WLES, L.P. as part of the JetPay purchase price was to be placed into an escrow account with JPMorgan Chase as the trustee. We are parties to an Escrow Agreement for the trust with Merrick Bank and WLES. If JetPay incurs any liability with respect to Merrick Bank as a result of the Direct Air issue, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay liability.

JetPay may be forced to transfer certain merchants from Merrick Bank to a different sponsor bank. Another of JetPay’s sponsor banks, Meridian Bank, has determined to exit the sponsorship business. If JetPay is unable to find a different sponsor bank to process transactions with respect to either the Merrick or the Meridian merchants, JetPay’s business and financial results could adversely be affected.

As a result of the chargebacks Merrick Bank has sustained with respect to Direct Air, JetPay may need to transfer the processing activities of certain merchants identified by Merrick Bank to other sponsor banks. As a result of Meridian Bank’s decision to exit the sponsorship business, JetPay will need to transfer the sponsorship of the Meridian merchants. Accordingly, JetPay may need to locate and contract with one or more different sponsor banks to process the transactions of such merchants. If JetPay is unable to locate a sponsor bank to process transactions for such merchants, JetPay would be unable to process transactions for such merchant and such merchants may elect to move to a different processor instead of staying with JetPay. JetPay’s business and financial results could adversely be affected as a result.

JetPay incurs liability when its merchants refuse or cannot reimburse it for chargebacks resolved in favor of its customers, fees, fines or other assessments it incurs from the payment networks. JetPay cannot accurately anticipate these liabilities, which may adversely affect its business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns, such as the one currently taking place. If JetPay is unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse JetPay for a chargeback, JetPay may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. JetPay may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by merchants could have a materially adverse effect on its business, financial condition and results of operations.

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

Increases in credit and debit card network fees may result in the loss of customers or a reduction in JetPay’s earnings.

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

Loss of key ISOs could reduce JetPay’s revenue growth.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining historic growth will depend on a combination of the continued growth in electronic payment transactions and JetPay’s ability to increase its market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices JetPay is able to charge. If the competition causes them to reduce the prices it charges, JetPay will have to aggressively control costs in order to maintain acceptable profit margins. In addition, some of its competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. The competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than they can for other processors such as JetPay. These competitors have substantially greater financial, technological, management and marketing resources than JetPay has. This may allow its competitors to offer more attractive fees to its current and prospective merchants, or other products or services that it does not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price it can charge for its services.

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

JetPay and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). This legislation provides for significant financial regulatory reform. Dodd-Frank, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. Dodd-Frank also created a new Consumer Financial Protection Bureau with responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, Dodd-Frank created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of Dodd-Frank on our business is difficult to estimate. Current and future regulations as a result of Dodd-Frank may adversely affect our business or operations, directly or indirectly (if, for example, its clients’ businesses and operations are adversely affected).

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

In July 2012, Visa and MasterCard agreed to settle litigation in a class action suit by almost seven million merchants. If approved by the court, the settlement will, among other things, allow all merchants to pass on the cost of using credit cards to consumers, something that merchants were not previously permitted to do. The result will be that consumers using credit cards in approximately 40 states which do not prohibit credit card surcharges may pay a higher price for goods and services than consumers using other payment mechanisms. As a result, consumers will have an incentive to use cash or other payment mechanisms instead of credit cards. If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay, it could have a material adverse effect on its financial position and results of operations.

JetPay may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay relies on a number of third-party service providers. These service providers include, but are not limited to, communications providers, electric utilities, payment networks like Visa, MasterCard, American Express, and Discover, and banks used to electronically transfer funds to merchants. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to its operations, impact client relations, and result in significant penalties or liabilities to JetPay.

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

Risk Factors Related to the ADC Entities

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

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.

To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

 Item 2. Properties.

We currently maintain our principal executive offices at 1175 Lancaster Avenue, Suite 100, Berwyn, Pennsylvania 19312 under a 39 month lease with an average monthly lease payment of approximately $3,100. The corporate headquarters consist of approximately 2,000 square feet of office space on one floor of a multi-tenant building. Prior to closing the Completed Transactions, we maintained our principal executive offices at Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, Pennsylvania 19087. We agreed to pay to UBPS Services, LLC, an entity controlled by our Chairman and CEO, Bipin Shah, a total of $7,500 per month for this previous office space, administrative services and secretarial support for a period commencing on the date of the initial prospectus and ending on the earlier of our consummation of a business combination or the liquidation of the trust account. This arrangement was agreed to by UBPS Services, LLC for our benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of the Completed Transactions, we ceased paying these monthly fees.

JetPay’s headquarters are located in Carrollton, Texas and consist of approximately 18,700 square feet leased on one floor of a multi-tenant building. The rent is approximately $10,000 per month. The office lease, as amended, has an initial 56 month term expiring April 30, 2013. JetPay has an option to renew this lease for an additional two year term. JetPay is currently in discussions with the property owner to renew this lease. JetPay pays approximately $1,700 per month for their share of operating costs. JetPay retains a small backup center in Sunnyvale, Texas of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt. The terms of the lease are commercial.

ADC’s headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is approximately $40,000 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. ADC also leases an off-site disaster recovery site at a monthly rate of $2,734 with successive renewal terms of one year and off-site backup systems at a monthly rate of $2,513 expiring in December 2014. Additionally, ADC leases certain equipment at a combined monthly rate of $4,444 with various expiration dates through 2014.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of AD Computer, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $112,790 for the year ended December 31, 2011 and $99,530 for the year ended December 31, 2012. The cost sharing agreement is terminable by any party with a 90 day notice.

We believe that our current offices are adequate to meet our needs and that of our subsidiaries, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Item 3. Legal Proceedings.

As disclosed on our Current Report on Form 8-K filed with the SEC on January 22, 2013, on January 16, 2013, we received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which was consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2,135,782 plus interest and attorney’s fees and expenses. Although we intend to vigorously defend the Claim, we accrued a liability of $2.14 million as of the date of closing of the Completed Transactions.

On or about March 13, 2012 a merchant of JetPay, Direct Air, abruptly ceased operations. As a result, Merrick Bank (“Merrick”), JetPay’s sponsor with respect to this particular merchant has incurred chargebacks in excess of $25 million. It is possible that other chargebacks will be forthcoming as a result of the cessation of business by Direct Air. Under an agreement between Merrick Bank and JetPay, JetPay may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay has recorded a loss for all chargeback in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay by Merrick Bank all totaling $1,947,000 in 2012. JetPay has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay is currently not a party to any litigation regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick Bank as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. This issue has caused JetPay to maintain additional funds on reserve with Merrick Bank pending resolution of the issue. Merrick and JetPay have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick Bank and therefore are not on the JetPay balance sheet; however, JetPay may be liable to Merrick Bank under the terms of the agreement between the parties for any realized losses from these chargebacks. Also pursuant to the terms of such agreement, Merrick Bank has forced JetPay to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation. At December 31, 2012, total cash reserves held by Merrick Bank were approximately $3.7 million including reserves specifically related to the Direct Air matter. In February 2013 and March 2013, Merrick released $500,000 and $300,000, respectively, from these reserves and continues to hold approximately $3.9 million in total reserves as of March 31, 2013.

As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay purchase price were placed into an escrow account with JPMorgan Chase Bank as the trustee. We are parties to the Escrow Agreement for the trust with Merrick Bank and WLES. If JetPay suffers any liability to Merrick Bank as a result of the Direct Air issue, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay incurs any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay liability.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock are traded on the NASDAQ Capital Market under the symbol UBPS.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our common stock for the period from May 10, 2011, the closing of our initial public offering, through March 31, 2013.

Quarter Ended	Common Stock
	Low	High
June 30, 2011	-	-
September 30, 2011	$5.75	$5.75
December 31, 2011	$5.75	$6.00
March 31, 2012	$5.75	$6.15
June 30, 2012	$5.80	$6.08
September 30, 2012	$4.98	$6.08
December 31, 2012	$4.55	$6.09
March 31, 2013	$2.80	$4.60

On March 28, 2013, the closing price of our common stock was $3.70. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our standing shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b) Holders

On March 28, 2013, there were approximately 80 holders of record and approximately 300 additional beneficial holders of our common stock.

(c) Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent in the future will be made at the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Price Performance Graph

The graph below compares the cumulative total return of the Common Stock from August 8, 2011, the date that our common stock first became separately tradable, through December 31, 2012 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

On May 13, 2011 we (1) completed our initial public offering of 12,000,000 units and (ii) sold 6,960,000 warrants to certain of our initial stockholders and the underwriters of our initial public offering. We raised aggregate gross proceeds of $75,480,000 from our initial public offering, the warrant offering. Each unit consisted of one share of our common stock, par value $0.001, and one warrant. Each warrant entitled the holder to purchase one share of our common stock at a price of $6.90 commencing on the later of our completion of a business combination and May 9, 2012 and expires on the earlier of (i) five years from the completion of a business combination, (ii) the liquidation of the trust account if we have not completed a business combination within the required time period or (iii) earlier redemption of the warrant. The warrants were sold in a private placement under Section 4(2) of the Securities Act.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were $72,846,994. The majority of the proceeds from the initial public offering and the warrant offering were placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that there can be released to us, from time to time, any interest earned on the funds in the trust account (i) that we may need to pay our tax obligations and (ii) any remaining interest that we need for our working capital requirements. The remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Through December 31, 2012, we have used $3,925,393 of the proceeds from the Offering and the sale of the EBC Warrants to repurchase 680,307 shares of our subunits pursuant to our Share Repurchase Plan, which such plan was terminated on May18, 2012.

On December 28, 2012, we issued the following shares of our common stock in connection with the Completed Transactions: 3,666,667 shares to WLES and 1,000,000 shares to the ADC Stockholders. In addition, 833,333 will be issuable to WLES upon the achievement of certain price targets. The shares will be issued in a private placement not involving a public offering under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933. We have not engaged in general solicitation or advertising with regard to the issuance of its shares of common stock and has not offered securities to the public in connection with this issuance.

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

Item 6. Selected Financial Data

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Transition Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Part I, Item 1A “Risk Factors” of this Transition Report on Form 10-K.

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously mentioned, we completed the acquisitions of JetPay and ADC on December 28, 2012. JetPay was determined to be the Predecessor Company and accordingly, their results of operations are included within this Transition Report on Form 10-K as the Predecessor. ADC’s results of operations will be included in our consolidated financial statements post-acquisition.

We are a provider of payment services – debit and credit card processing, payroll, and card services to businesses and their employees throughout the United States. We provide these services through two wholly-owned subsidiaries, JetPay, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings, and ADC, which provides payroll, tax filing, and related services to small and medium-sized employers. We also operate JetPay Card Services, a division which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers. Our principal executive offices are located at 1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312, and our telephone number at that location is (484) 324-7980. Our website is located at www.ubpsac.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Transition Report on Form 10-K.

We have had no revenue, have had losses since inception from incurring formation costs and have no operations other than (after the consummation of our initial public offering), the active solicitation of an acquisition target. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On May 13, 2011 we consummated the Offering of 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Offering, certain of our initial stockholders and the underwriters of the Offering purchased 6,960,000 warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. We raised aggregate gross proceeds of $75,480,000 from the Offering and the warrant offering, of which $72,720,000 was being held in a trust account for our benefit. We intended to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial business combination.

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

On December 28, 2012, pursuant to the ADC Agreement and the JetPay Agreement, ADC Merger Sub and JetPay Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay, respectively, surviving such mergers. In connection with the closing, the Company caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay’s sole member. Additionally, the Company issued 1 million shares of Common Stock to the stockholders of ADC and 3,666,667 shares of Common Stock to WLES, 3,333,333 of which was deposited in an escrow account to secure the obligations of WLES under the JetPay Agreement.

Results of Operations (Successor)

The following table represents a comparison of the results of our operations, as Successor, for the three month period ended December 31, 2012, the twelve months ended September 30, 2012, and the period November 12, 2010 (Inception) through September 30, 2011 in thousands.

	For the Three Months Ended December 31, 2012 Successor	For the Twelve Months Ended September 30, 2012 Successor	For the Period November 12, 2010 (Inception) through September 30, 2011 Successor

Related Party Expense	$22	$90	$37
Selling, General, and Administrative Expense	4,576	547	60
Non-Cash Transaction Expense	2,030	-	-
Operating Loss	(6,628)	(637)	(97)
Interest Income	-	22	7
Interest Expense	(14)	-	-
Other Income (Expense)	(11)	-	-
Net Loss	$(6,653)	$(615)	$(90)

We have not conducted any operations or generated any revenues until the acquisition of ADC and JetPay on December 28, 2012. Our activity from our inception in November 2010, through the closing of our Offering in May 2011, was in preparation for that event. After the Offering, our activity was limited to the evaluation of business combination candidates. We did not generate any operating revenues until the closing and completion of our initial business combination on December 28, 2012. We deemed the business combinations to have been completed as of December 31, 2012 in that the results of operations post December 28, 2012 to December 31, 2012 were immaterial. We generated small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income was not significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as future due diligence expenses as we pursue further acquisitions.

Related Party Expense

Related party expenses were $22,500, $90,000 and $37,500 for the three months ended December 31, 2012, the year ended September 30, 2012 and the period November 12, 2010 through September 30, 2011, respectively. Related party expenses consisted of the payment of $7,500 per month to UBPS Services, LLC for office space, administrative services and secretarial support until December 28, 2012, the date of consummation of the Completed Transactions.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $4.6 million, $547,000 and $60,000 for the three months ended December 31, 2012, the fiscal year ended September 30, 2012, and the period November 12, 2010 through September 30, 2011, respectively. SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions, including legal fees, outside accounting fees, and investment banking fees, as well as service fees in connection with processing the Company’s SEC filings and stock related activities. SG&A expenses in the three months ended December 31, 2012 included approximately $1.0 million in legal fees related to closing the Completed Transactions, as well as fees for abandoned transactions, the proxy preparation, and general corporate matters. SG&A expenses during this three month period also included approximately $218,000 of outside accounting fees; approximately $215,000 of service fees related to our proxy statements, stock activity, and SEC filing processing; $360,000 for services to the consulting firm that employed our Chief Administrative Officer; approximately $394,000 of cost related to reimbursing the seller for their expenses related to the abandoned EMS transaction; and an accrual of $2.14 million for the EarlyBirdCapital disputed fees. As noted above (see Item 3. Legal Proceedings), EarlyBirdCapital has commenced an arbitration claim (the "Claim”) and proceedings against the Company for our refusal to pay a fee of $2.07 million plus certain expenses upon the closing of the Completed Transactions. Although the Company intends to vigorously defend the Claim, we accrued a liability as of the date of closing the Completed Transactions. SG&A expenses from November 12, 2010 through September 30, 2012 consisted of outside accounting fees, investment banking fees, franchise taxes and service fees related our stock activity and SEC filings.

Non-Cash Transaction Expense

On December 28, 2012, certain of our initial stockholders personally granted options to purchase up to 386,811 shares of our common stock that they own at an option price of $0.005 per share to affiliates of Wellington Capital Management Company, LLP. Such options were issued pursuant to an Issuance Agreements as an accommodation to the investors so that we could retain the necessary funding for the Completed Transactions. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," we recorded a $2,030,000 stock based compensation charge as a transaction cost in the accompanying consolidated statement of operations for the three months ended December 31, 2012. The transaction expense is recorded at the fair value of the options to purchase 386,811 shares of common stock granted under these arrangements ($5.25 per share on December 28, 2012).

JetPay (Predecessor)

Components of Revenue and Expenses

Revenues

JetPay’s revenues fall into two categories: transaction processing revenue and merchant discount revenue. JetPay’s processing revenues consist of billings of transaction fees to its merchant and ISO customers. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume. Merchant billings primarily consist of transaction fees and discount fees, which are a percentage of the dollar amount of each credit or debit transaction. JetPay derives the balance of its merchant billings from a variety of fixed transaction or service fees, and fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth. Revenues are recorded at the time service is provided.

Expenses

The most significant components of operating expenses are salaries and other employment costs. These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Assessments and bank costs include assessment fees payable to card associations, which are generally a percentage of card volume, and bank sponsorship costs which are largely based upon transaction counts and volumes. General and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. Interest expense is related to a loan to buy out the interest of a former JetPay partner. This expense is fixed based upon a schedule of increasing interest rates over the life of the loan. JetPay has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy hearings and associated legal concerns surrounding the failed merchant.

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay does not experience attrition in the same form as most of its competitors. Most of JetPay’s competitors have large portfolios of small businesses (SME) and these businesses change their payments provider quickly and for many reasons. JetPay’s portfolio is made up of more medium to large businesses and they are more cautious in making changes to payment providers, therefore not changing as often. However, because of the volume that each of these merchants produce, when one leaves it may have a significant impact on operating results. JetPay has experienced most of its attrition via merchant merger and/or acquisition, or a merchant ceasing operations. Merchants are acquired and the processing volume is transferred to the new owner’s current provider.

Expanded Markets

JetPay has recently expanded in processing for ISO’s. It does this in two forms, as a processor only, JetPay produces revenue from the authorization, clearing, and settlement functions only and does not participate in the discount revenue or risk of the merchant. In a shared relationship, JetPay does share in the discount revenue of the merchant, and may take or share risk. This market has experienced strong growth in 2012 and JetPay expects to significantly increase this revenue area as the operations group has solidified the product offering and execution. Sales and marketing will begin to target new customers for future sales in 2013. Revenue in this market area will be based on transactions processed and services provided.

Results of Operations (Predecessor)

The following table represents a comparison of the results of operations for the JetPay and its subsidiaries, for the period January 1, 2012 through December 28, 2012 and for the year ended December 31, 2011(in thousands).

	Period January 1, 2012 through December 28, 2012 Predecessor	Year Ended December 31, 2011 Predecessor
Processing revenues	$18,287	$17,452
Cost of processing revenues	13,140	12,043
Gross Profit	5,147	5,409
Selling general and administrative expenses	4,028	2,648
Depreciation and amortization	140	97
Operating income	979	2,664
Interest expense, net	474	346
Income before income taxes	505	2,318
Income tax expense	108	219
Net Income	$397	$2,099

Comparison of period ended December 28, 2012 to year ended December 31, 2011 (Predecessor)

JetPay’s processing revenues increased from $17.5 million in 2011 to $18.3 million in 2012, an increase of approximately $835,000, or 4.8%. The most significant increase was noted within the JetPay processing-only business which increased by $590,000, or 14.7%, resulting from new processing only relationships with several large ISOs and continued growth within JetPay’s largest travel based client. JetPay also experienced an increase in its ISO business of $672,000, or 9.0%, as JetPay’s ISOs relationships added in 2011 continue to increase their merchant volumes in 2012. The increase in revenues within the processing-only and the ISOs divisions was partially offset by a $428,000, or 7.1% decrease in the direct merchant division largely as a result of the loss of business from Direct Air in March, 2012. The cost of processing revenues increased from $12.0 million in 2011 to $13.1 million in 2012, an increase of approximately $1.1 million, or 9.1%. Cost of processing revenues in both 2012 and 2011 included significant losses for chargebacks, including losses of approximately $1.54 million in 2012 related to the Direct Air bankruptcy and $1.9 million in 2011 related to a merchant that delivered fraudulent transactions. As previously noted, JetPay recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 3. Legal Proceedings. In addition to the chargeback losses, JetPay also incurred approximately $280,000 of chargeback processing fees in 2012 related to the Direct Air matter. Overall gross profit decreased from $5.4 million in 2011 to $5.1 million in 2012, a decrease of $262,000, or 4.8%. Selling, general and administrative expenses (“SG&A”) increased from $2.6 million in 2011 to $4.0 million in 2012, an increase of approximately $1.4 million, or 52%, largely due to an approximate $905,000 increase in legal fees, the majority related to the Direct Air matter as well as costs incurred related to the 2011 fraudulent merchant matter. SG&A expenses also increased due to increased bad debt expenses, specifically for a $177,000 loss on a merchant card customer and a general increase in bad debt reserves in 2012. JetPay also increased its advertising costs and added additional professionals in its technology area in 2012. As a result of the decline in direct merchant business, which was offset by an increase in less profitable ISO business and the significant losses and expenses incurred related to the Direct Air matter in 2012, JetPay’s net income decreased from $2.1 million in 2011 to $397,000 in 2012.

Liquidity and Capital Resources

Following the consummation of the Completed Transactions, liquidity and capital resource management will be our focus to pursue the funding we will need to meet our short-term working capital needs and long term needs for debt service and possible future acquisitions. We believe that the investments made by JetPay and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. Our cash requirements include funding salespeople, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure, servicing our debt, and making acquisitions of businesses or assets.

Cash and cash equivalents were $1.39 million at December 31, 2012, excluding $125,000 of the Company’s cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $3,675,000 of cash reserves held by Merrick Bank (the “Merrick Cash Reserve”), JetPay’s sponsor bank, approximately $2.9 million of which is specifically related to the Direct Air matter described above. The Merrick Cash Reserve is recorded as a non-current asset at December 31, 2012 under the caption “Other Assets”. Also See Item 3. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 45% at December 31, 2012. As of December 31, 2012, we had negative working capital, excluding funds held for clients and client funds obligations, of approximately $10.9 million which includes an approximate $5.85 million principal payment due on December 28, 2013 related to the Ten Lords, Ltd. promissory note payable assumed in the JetPay acquisition and the previously mentioned $2.14 million accrual for the EarlyBirdCapital disputed fees. We had negative working capital of $569,000 at September 30, 2012.

We expect to fund our cash needs primarily with cash flow from our operating activities. We will require approximately $3.8 million in cash flow to cover our interest and principal payments in 2013, exclusive of the final payment of $5.85 million due on December 28, 2013 related to the $6.0 million note we assumed in connection with the acquisition of JetPay as noted above. We are currently working on alternative financing sources to fund this final debt payment but there can be no assurances that we will be able to do so on favorable terms and the price of our common stock may decline as a result thereof.

Capital expenditures for the Predecessor were $427,000 and $139,000 for the period January 1, 2012 through December 28, 2012 and for the year ended December 31, 2011, respectively. We estimate capital expenditures for all of our ongoing operations, including JetPay and ADC, at approximately $325,000 to $375,000 for 2013, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay’s sponsor bank as a result of the Direct Air chargeback matter, described above. At March 31, 2013, total cash reserves held by Merrick Bank were approximately $3.9 million, including approximately $3.2 million specifically related to the Direct Air matter, net of $500,000 and $300,000 of funds released to us from the reserve account in February 2013 and March 2013, respectively. Additionally, Merrick Bank continues to deposit approximately $300,000 per month of JetPay’s current cash flow into the reserve account. While we continue to defend the chargeback claims and work with Merrick Bank to release additional cash reserves, there can be no assurance as to the timing of this cash release. To eliminate this current cash flow issue, we are working with other banking institutions as an alternative sponsoring bank to Merrick Bank, which will immediately allow JetPay to utilize its full monthly cash flow. As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay purchase price were placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, UBPS, and WLES as parties, If JetPay suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay liability. Also see Item 3. Legal Proceedings.

In the past, we have been successful in obtaining financing by selling our common stock and obtaining loans. To fund and integrate future acquisitions or new business initiatives, we will need to raise additional capital through loans or additional investments from our stockholders, officers, directors, or third parties. None of the initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

As disclosed on our Current Report on Form 8-K filed with the SEC on January 22, 2013, on January 16, 2013, we received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2.07 million and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which were consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2.14 million, including interest and attorney’s fees and expenses. Although the Company intends to vigorously defend the Claim, an accrual of $2.14 million has been recorded in SG&A expenses in the three months ended December 31, 2012.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Debt Capitalization and Other Financing Arrangements

At December 31, 2012, we had borrowings of approximately $24.6 million, net of an unamortized discount for a conversion option classified as a derivative liability of $2.11 million at December 31, 2012 related to the $10.0 million Notes. Borrowings are also net of fair value discounts totaling $665,900 at December 31, 2012 relating to the Ten Lords Ltd. promissory note and the WLES note, both described below. We had a letter of credit outstanding at December 31, 2012, of $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with the Note Investors, pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not prepayable. Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $5.15 per share, subject to certain adjustments. In connection with the Note Agreement, we entered into Registration Rights Agreements on December 28, 2012 with each of the Note Investors, pursuant to which we agreed to provide registration rights with respect to the shares of common stock issuable upon conversion of the Notes whereby the Note Investors would be entitled to up to three “demand” registration requests and unlimited “piggyback” registration requests. To the extent a registration for the shares has not been declared effective by the SEC by June 30, 2013, the conversion price will be reduced by $0.15 per share with additional reductions of $0.05 per share for every 30 day delay thereafter until a registration has been declared effective. Additionally, certain of our stockholders transferred 832,698 shares of common stock that they acquired prior to the Offering to certain of the Note Investors. Such shares were previously held in an escrow account established at the time of the Offering pursuant to Stock Escrow Agreements, each dated as of May 13, 2011, among each such stockholder, us and Continental Stock Transfer & Trust Company. Following the proposed transfers, such shares will no longer be held in escrow. As part of such share issuance, we entered into Registration Rights Agreements, dated as of December 28, 2012, with such investors which entitle such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests.

As partial consideration for Mr. Lubert to enter into the Note Agreement, we agreed, pursuant to the Stock Escrow Termination Agreement, dated as of December 28, 2012, to terminate the Stock Escrow Agreement, dated as of May 13, 2011, among Mr. Lubert, the Company and Continental Stock Transfer & Trust Company, with respect to 826,000 shares of our common stock.

On December 28, 2012, we entered into an Assumption Agreement with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement, we agreed to guarantee JetPay’s obligations with respect to an existing loan agreement between JetPay, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). JetPay also agreed to compensate the Payees for any negative tax consequences as a result of the existing note remaining outstanding after December 31, 2012. Amounts outstanding under the loan will be convertible at the holders’ option into shares of our common stock at a conversion price of $6.00 per share, unless JetPay is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share and (ii) the average trading price of shares of our common stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter. In exchange for the foregoing, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay Agreement. JetPay was obligated to pay any amounts still outstanding on the existing loan in excess of $6,000,000 upon closing of the transactions contemplated by the JetPay Agreement. All amounts outstanding under the loan agreement must be repaid within one year.

On December 28, 2012, the ADC Entities, as borrowers, entered into the Loan and Security Agreement with Metro Bank (“Metro”) as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a Free Cash Flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of the ADC Entities, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. The loans may be prepaid at the option of the borrowers without any premium or penalty and are subject to mandatory prepayments upon certain asset sales, casualty events, the incurrence of indebtedness and issuance of capital stock. In order to use the proceeds of the Loan and Security Agreement to fund a portion of the proceeds due pursuant to the ADC Agreement, on December 28, 2012, we executed an intercompany note in favor of ADC in the amount of $9,000,000. All principal and interest is due on December 28, 2020.

The Metro term loan agreements require us to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter, in addition to the financial covenants noted above. We were in compliance with the covenant requirements as of December 31, 2012.

Our ongoing ability to comply with its debt covenants under its credit arrangements and to refinance its debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Metro covenants in the future, the Company will need to obtain amendments or waivers from Metro. In the event that non-compliance with the debt covenants should occur in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

In connection with the closing of the transactions contemplated by the JetPay Agreement, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt, dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On December 28, 2012, we entered into the Warrant Termination Agreement with Continental Stock Transfer & Trust Company. The Warrant Termination Agreement was entered into in connection with the approval of the warrant proposal, set forth in the Definitive Proxy Statement filed with SEC on November 13, 2012, on December 11, 2012 at a meeting of our warrantholders, which such approval was disclosed by us in a Current Report Form 8-K filed with the SEC on December 12, 2012. In connection with Warrant Termination Agreement and the approval of the warrant proposal, each issued and outstanding warrant were converted into .1333 shares of the our common stock. The holders have the right to demand that we register the shares from the Warrant Exchange within 60 days following the effective date of the Exchange.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The Company is obligated under various operating leases, primarily for office space and certain equipment related to its operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2012, the derivative liability and the fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt (1)	$27,344	$7,299	$12,571	$4,903	$2,571
Minimum operating lease payments	2,345	771	1,314	260	-
Total	$29,689	$8,070	$13,885	$5,163	$2,571

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	-	-	-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $2.4 million.
(2)	Outstanding letters of credit of $100,000 represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows

Operating Activities. Net cash used in operating activities totaled $1.2 million for the three months ended December 31, 2012. Cash used in operating activities in this period was primarily due to a net loss of $6.7 million, partially offset by an increase in accounts payable and accrued expenses of $3.5 million and a $2.0 million non-cash expense resulting from certain stockholders granting options to purchase shares they own of our common stock to an investor as an accommodation to such investor.

Net cash used in operating activities was $371,000 and $75,000 for the fiscal year ended September 30, 2012 and the period November 12, 2010 through September 30, 2011, respectively. Cash used in operating activities in the fiscal year ended September 30, 2012 was primarily due to net losses of $615,000, partially offset by an increases in accounts payable and accrual expenses of $244,000. Cash used in operating activities in the period from November 12, 2010 through September 30, 2011 was primarily due to a net loss of $90,000, partially offset by an increase in accounts payable and accrued expenses of $15,000.

Investing Activities. Cash provided by investing activities totaled approximately $42.7 million for the three months ended December 31, 2012, including $66.9 million of investments released from the stock offering trust fund, partially offset by the use of $24.2 million of cash for the closings of the Completed Transactions.

Cash provided by investing activities totaled approximately $120,000 for the fiscal years ended September 30, 2012, consisting of $129,000 of cash released from the stock offering trust fund to repurchase shares of common stock of the Company. Cash used in investing activities in the period November 12, 2010 through September 30, 2011 totaled approximately $68.9 million, including the investing of $72.7 million of proceeds from the Company’s public offering into a trust account, partially offset by the release of $3.8 million of the trust investments to repurchase shares of common stock of the Company.

Financing Activities. Cash used in financing activities totaled approximately $ 40.1 million for the period ended December 31, 2012, which includes approximately $58.8 million of trust funds to pay redeeming stockholders, partially offset by $19.0 million of proceeds received from new long-term debt instruments.

Cash provided by financing activities totaled approximately $ 206,000 for the fiscal year ended September 30, 2012, which included proceeds from notes payable to affiliates of $335,000, partially offset by the use of $129,000 for the repurchase of common stock of the Company. Cash provided by financing activities totaled $69.1 million in the period November 12, 2010 through September 30, 2011, including $72.0 million of proceeds from the Company’s public offering of common stock and $3.5 million of proceeds from the issuance of warrants to purchase shares of common stock of the Company, partially offset by the use of $3.8 million for the repurchase of common stock of the Company and $2.6 million used to pay costs related to the public offering.

Liquidity and Capital Resources (Predecessor)

As of December 31, 2011, JetPay had cash and cash equivalents of approximately $2.2 million, excluding restricted cash of $1.1 million. See “Contractual Obligations” above for a description of future required uses of cash.

Operating activities. Net cash used in operating activities by JetPay’s totaled $495,000 for the period January 1, 2012 to December 28, 2012 principally related to an increase in prepaids and other assets. Net cash provided by operating activities totaled $2.5 million for the year ended December 31, 2011 primarily due to net income of $2.1 million.

Investing activities. Net cash used in investing activities by JetPay totaled $427,000 and $178,000 for the period January 1, 2012 to December 28, 2012 and the year ended December 28, 2011, respectively. Cash used in investing activity was principally for the purchase of property and equipment.

Financing activities. Net cash used in financing activities by JetPay totaled $351,000 and $2.2 million for the period January 1, 2012 to December 28, 2012 and the year ended December 31, 2011, respectively. Cash used in financing activities in the 2012 period included $411,000 for routine payments on long-term debt and $357,000 for distributions to its sole member. Cash used in financing activities in the year ended December 31, 2011 included $554,000 for routine payments on long-term debt and $1.65 million for distributions to its sole member.

Seasonality

JetPay’s revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, JetPay experiences increased point of sale activity during the first and second quarters due to season volumes of some merchants in JetPay’s portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay’s fiscal year on a same store basis.

Off-Balance Sheet Arrangements

JetPay does not have transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect JetPay’s liquidity or capital resources. JetPay has no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose JetPay to liability that is not reflected on the face of the financial statements.

Effects of Inflation

JetPay’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. JetPay’s non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. JetPay believes that replacement costs of equipment, furniture and leasehold improvements will not materially affect JetPay’s operations. However, the rate of inflation affects JetPay’s expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by JetPay. The rate of inflation can also affect JetPay’s revenues by affecting JetPay’s merchant charge volume and corresponding changes to processing revenue.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets; legal contingencies, and assumptions used in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue

We recognize revenue in general when the following criteria have been met: persuasive evidence of an arrangement exists, a customer contract or purchase order exists and the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for chargebacks, discounts and other allowances are estimated and recorded concurrent with the recognition of revenue and are primarily based on historic rates.

Revenues from our credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our ISO clients. Recognized revenue is based on a percentage of the gross amount charged. Our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have however, historically experienced losses due to merchant defaults.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay must bear the credit risk for the full amount of the transaction. JetPay evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Unsettled Merchant Accounts

In certain cases, JetPay withholds funds payable to merchants while it verifies transaction activity. In other cases, JetPay withholds funds payable to merchants in order to provide a reserve fund for potential merchant chargeback losses. In each case, JetPay records an unsettled merchant account liability for the amounts payable to the merchants. JetPay also establishes cash reserves in segregated reserve merchant bank accounts to secure JetPay’s potential liability with their acquiring banks, which are classified as restricted cash on JetPay’s balance sheets.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of the convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Accounts Receivable

Our accounts receivable are due from its merchant credit card and its payroll customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivables when they are deemed uncollectible. Any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Property and Equipment

Property and equipment acquired in our recent business acquisitions have been recorded at estimated fair value. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or initial term of the related lease; machinery and equipment – 5 to 20 years; furniture and fixtures – 5 to 10 years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

Advertising

The Company’s advertising costs, which consist largely of advertisements and trade show attendance within its JetPay payment processing operations, are expensed as the costs are incurred or at the first time the advertisement appears. Advertising expense was approximately $113,900 and $56,000 for the period January 1, 2012 to December 28, 2012 and the year ended December 31, 2011, respectively, for the predecessor company.

Impairment of Long-Lived Assets

We periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our sham price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames. Certain of our tradenames are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships, tradenames, and software costs are amortized on a straight-line or accelerated basis over their respective assigned estimated useful lives.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 320,486, 10,494,067 and 10,516,291 shares of common stock, pending redemption at December 31, 2012, and subject to possible redemption at September 30, 2012 and 2011, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account. Loss per share assuming dilution would give effective to dilutive options, warrants and other potential common shares outstanding during the period. We have not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share at September 30, 2012 and 2011, since the exercise of the warrants and the unit purchase would be anti-dilutive. Additionally, the potential dilutive effect of the conversion option related to the $10.0 million Notes of 1,941,748 shares and potential issuable shares related to the conversion option within the Ten Lords, Ltd. note of 1.0 million shares have been excluded from the above earnings per share calculations as they would also be anti-dilutive.

Fair value measurements

We account for fair value measurements in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures, (“Topic No. 820”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Common stock subject to possible redemption

We accounts for our common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes (‘‘ASC 740’’). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or all of the deterred income tax asset will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained uopn examination and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through December 31, 2012. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three month transition period ended December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive and financial officer have concluded that during the period covered by this report, our financial reporting has become more complex and as such its disclosure controls and procedures were not effective.

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

During the three month transition period ended December 31, 2012, we did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. On February 7, 2013 the Board of Directors appointed a Chief Financial Officer with the necessary qualifications to prepare a complete set of financial statements in accordance with GAAP as well as the qualifications to implement a proper internal control structure. Due to the material weakness prior to the appointment of the new Chief Financial Officer in preparing our financial statements for the three month transition period ended December 31, 2012, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three month transition period ended December 31, 2012.

Management and the Board of Directors have initiated the implementation of corrective measures to address the material weakness described above by appointing the new Chief Financial Officer and hiring a new corporate controller on April 2, 2013. In an effort to remediate the previously identified material weakness and other deficiencies and enhance our internal controls, we plan to further increase our personnel resources and technical accounting expertise as we implement an effective financial reporting control structure.

We believe the remediation measures described above are significant steps towards remediating the material weakness we previously identified and in strengthening our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process affected by our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. As of such date, we did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. On February 7, 2013 the Board of Directors appointed a Chief Financial Officer with the necessary qualifications to prepare a complete set of financial statements in accordance with US GAAP as well as the qualifications to implement a proper internal control structure. Due to this material weakness prior to the appointment of the new Chief Financial Officer, in preparing our financial statements for the three month transition period ended December 31, 2012, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three month transition period ended December 31, 2012.

Management and the Board of Directors have initiated the implementation of corrective measures to address the material weakness described above by appointing the new Chief Financial Officer and hiring a new corporate controller on April 2, 2013. In an effort to remediate the previously identified material weakness and other deficiencies and enhance our internal controls, we plan to further increase our personnel resources and technical accounting expertise as we implement an effective financial reporting control structure.

We believe the remediation measures described above are significant steps towards remediating the material weakness we previously identified and in strengthening our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Additionally, as discussed more fully in Note 1 to our consolidated financial statements and elsewhere in this Transition Report on Form 10-K, on December 28, 2012, we acquired JetPay and ADC, two privately held corporations in two separate purchase business combinations. Prior to the transactions, JetPay and ADC were privately held companies, and therefore their controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for JetPay and ADC and the implementation of internal control over financial reporting for the post-combination consolidated entities have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the internal control over financial reporting of these acquired companies as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Transition Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bipin C. Shah	74	Chairman of the Board of Directors and Chief Executive Officer
Richard S. Braddock	70	Director
Frederick S. Hammer	75	Director
Jonathan M. Lubert	32	Director
Robert Palmer	72	Director
Arthur F. Ryan	69	Director
Gregory M. Krzemien	53	Chief Financial Officer
Peter Davidson	59	Chief Marketing Officer and Secretary

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

Gregory M. Krzemien has served as our Chief Financial Officer since February 7, 2013. From 1999 to October, 2012, Mr. Krzemien served as Chief Financial Officer, Treasurer and Corporate Secretary of Mace Security International, Inc., a publically traded company that is a manufacturer of personal defense sprays, personal protection products and electronic surveillance equipment, and the operator of a UL rated wholesale security monitoring station. From 1992 to 1999, Mr. Krzemien served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc., a publically traded solid waste company. From 1981 to 1992 Mr. Krzemien held various positions at Ernst & Young LLP, including Senior Audit Manager from October 1988 to August 1992. Mr. Krzemien has significant experience in the areas of mergers and acquisitions, Securities and Exchange Commission reporting, strategic planning and analysis, financings, corporate governance, risk management and investor relations. Mr. Krzemien holds a B.S. Honors Degree in Accounting from the Pennsylvania State University.

Peter B. Davidson has served as our Chief Administrative Officer and Secretary since inception and is now our Vice-Chairman and Chief Marketing Officer, while still retaining his duties as Secretary. Mr. Davidson was formerly Chief Executive Officer of Brooks FI Solutions, LLC, an entity that provides retail banking and payment solutions that he founded in 2006. Immediately prior to founding Brooks FI Solutions, Mr. Davidson was Executive Vice President of Genpass, Inc. where, from 2002 until its acquisition and subsequent integration by U.S. Bancorp in 2005, he led its efforts to bring stored value products to market. While at Genpass, Inc., he was also involved in the development and implementation of MoneyPass, a surcharge-free ATM network. Earlier in his career, Mr. Davidson served as President of Speer & Associates, leading domestic and international consulting engagements in the retail banking and electronic funds transfer industry; Executive Vice President at HSBC USA and President of HSBC Mortgage, where he was responsible for managing its consumer businesses; and Senior Vice President at CoreStates Financial, where he managed the credit card and consumer lending businesses and developed remote banking strategies. Mr. Davidson holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in Finance and Accounting, and an MBA from Widener University in Finance. We believe that Mr. Davidson’s experience as an executive in and knowledge of the payment processing industry provides him with the necessary skills to serve as an officer of the Company and will enable him to provide valuable insight regarding operational issues and general industry trends.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers and directors, with the exception of Mr. Krzemien, each filed one late report with respect to two transactions.

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

Board Leadership Structure and Role in Risk Oversight.

Mr. Shah serves as our principal executive officer and chairman of our board. We do not currently have a lead independent director. Our Board of Directors has determined that this leadership structure was appropriate since until we completed a business combination, we had minimal day to day operations, lessening the possibility of a conflict between the board and our officers. Further, the Board of Directors believes that its other structural features, including five independent directors, non-employee directors on a board consisting of six directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.

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

The audit committee consists of Messrs. Palmer (Chair), Hammer and Lubert, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The audit committee has held three meetings in the past fiscal year.

Shareholder Communications

Shareholders may communicate appropriately with any and all of our directors by sending written correspondence addressed as follows:

Universal Business Payment Solutions Acquisition Corporation

Attention: Board of Directors

c/o Peter B. Davidson, Secretary

1175 Lancaster Avenue, Suite 100

Berwyn, Pennsylvania 19312

Our Secretary will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our board of directors held three meetings in the past fiscal year. Meetings include both in-person and telephonic meetings. For information regarding committee meetings and composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company has not yet held an annual meeting, but with its recent business combination plans to hold one prior to July 31, 2013.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides an overview of the compensation paid to our Chief Executive Officer and Chief Administrative Officer (our “Named Executive Officers”) for 2012. We did not have any other executive officers as of the end of the 2012 fiscal year whose total compensation exceeded $100,000. The names and titles of the Company’s 2012 Named Executive Officers are:

•	Bipin C. Shah – Chairman of the Board and Chief Executive Officer
•	Peter B. Davidson – Chief Administrative Officer[1]

Overview

The Company has not yet developed a comprehensive executive compensation program and philosophy. We expect that such a program and philosophy will be developed during 2013 substantially as follows.

We will seek to provide total compensation packages that are competitive, tailored to the needs of the Company, and that will reward our executives for their roles in creating value for our stockholders. We intend to be competitive in our executive compensation with other similarly situated companies in our industry. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary to achieve our business plan, to reward our executives fairly over time, to motivate our executives to create value for our shareholders and to retain our executives who continue to perform in accordance with our expectations.

We anticipate that our executive compensation will consist of three primary components: salary, incentive bonus and stock-based awards issued under an incentive plan. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on market competitiveness, our view of internal equity, individual performance, the Company’s performance and other information deemed relevant and timely.

1 Mr. Davidson acted as our principal financial officer for fiscal year 2012.

Compensation Committee

We do not currently have a compensation committee. However, we intend to establish a compensation committee now that we have consummated the Completed Transactions. We did not believe a compensation committee was necessary prior to the Completed Transactions as there was no compensation being paid to our Named Executive Officers prior to the Completed Transactions other than as disclosed in this Transition Report.

We expect that the compensation committee will be composed of three members of our board of directors, all of whom will be independent under the rules of the NASDAQ Stock Market, will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act and will be an “outside director” for purposes of Code Section 162(m). The compensation committee will be charged with performing an annual review of our executive officers’ salary, incentive opportunities and equity holdings to determine whether they provide adequate incentives and motivation to the executive officers and whether they adequately compensate the executive officers relative to officers in other comparable companies.

The compensation committee in its sole discretion will have the authority to utilize the services of third parties from time to time in connection with the compensation awarded to executive officers. This could include subscriptions to executive compensation surveys and other databases, as well as the retention of compensation consultants.

Compensation Committee Interlocks and Insider Participation

All members of our board of directors, including Mr. Shah, our Chief Executive Officer, participated in deliberations concerning executive officer compensation for 2012. However, Mr. Shah did not receive any compensation for his services for 2012. There are no interlocking relationships between our executive officers and board of directors and the board of directors or compensation committees of any other company.

Compensation Elements

Neither Mr. Shah nor Mr. Davidson received any compensation for their services as Chief Executive Officer and Chief Administrative Officer, respectively, during 2012. We generally believe however that the payment of base salaries is necessary to compensate our executive officers for their day-to-day work for the Company.

During 2012, neither of our Named Executive Officers was entitled to receive any incentive awards or bonuses, equity awards, employee benefits, perquisites or any deferred compensation.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid in a taxable year to our Chief Executive Officer and our three other highest paid executive officers other than our Chief Financial Officer. We consider the impact of this deductibility limit on the compensation that we intend to award, and attempt to structure compensation such that it is deductible when appropriate. However, we may exercise discretion to award compensation that is not fully deductible under Code Section 162(m) when it is in the best interests of the Company, such as in order to recruit and retain key executives. For 2012, the Company was entitled to a deduction for all compensation paid to our Named Executive Officers.

When establishing executive compensation, we consider the effect of various forms of compensation on the Company’s financial reports. In particular, we will consider the potential impact on current and future financial reports of all equity compensation that we may grant in the future.

Compensation Committee Report

All members of our board of directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on such review and discussion, the members of our board of directors agreed that the Compensation Discussion and Analysis should be included in this Transition Report on Form 10-K.

Bipin C. Shah
Richard S. Braddock
Frederick S. Hammer
Jonathan M. Lubert
Robert Palmer
Arthur F. Ryan

Summary Compensation Table

The following table sets forth the compensation earned by our Named Executive Officers for the fiscal year ended December 31, 2012 and for the two preceding fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Any Other Compensation ($)	Total ($)

Bipin C. Shah, Chairman of the Board and Chief Executive Officer	2012 2011 2010	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Peter B. Davidson, Chief Administrative Officer	2012 2011 2010	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Potential Payments upon Termination or Change-in-Control

Currently, we do not have employment agreements with either of our Named Executive Officers, nor any other contract, agreement, plan or arrangement that provides for payments to such Named Executive Officer in connection with any termination of employment, a change in control of the Company or a change in the Named Executive Officer’s responsibilities.

Director Compensation

Currently, our directors are not compensated for their services other than reimbursement for out-of-pocket expenses. We will continue to evaluate the possibility of paying standard meeting fees to our directors in the future in order to attract and retain highly qualified individuals. We expect that non-employee directors will receive varying levels of compensation for their services as directors based on their eligibility as members of the Company’s audit, compensation and nominating and corporate governance committees. We anticipate determining director compensation in accordance with industry practice and standards.

Our directors purchased shares of our common stock in a private placement prior to the Offering. In addition, we issued warrants to our directors, in a private placement occurring concurrently with the Offering. We believe that, because our directors own such shares and warrants, no compensation (other than reimbursement of out-of-pocket expenses) was necessary in 2012, and our directors agreed to serve in their respective role without compensation prior to our consummation of the Completed Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the 11,519,094 shares of our common stock outstanding as of February 28, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned

WLES, L.P. (1)	3,666,667	31.8%
Wellington Management Company, LLP (2)	1,150,428	10.0%
Ira Lubert (3)	1,116,412	9.7%
C. Nicholas Antich (4)	813,320	7.1%
Carol A. Antich (4)	813,320	7.1%
Bipin C. Shah (5)	347,731	3.0%
Peter Davidson (5)	202,997	1.8%
Arthur F. Ryan (5)	41,213	0.4%
Frederick S. Hammer (5)	40,213	0.3%
Robert Palmer (5)	40,213	0.3%
Richard S. Braddock (5)	40,213	0.3%
Jonathan M. Lubert (5)	163,404	1.4%
All directors and executive officers as a group (7 people)	875,984	7.6%

(1) The business address of WLES, L.P. is 3361 Boyington Drive, Carrollton, TX 75006.

(2) Based solely on the information contained in Schedule 13D filed by Wellington Management Company, LLP on January 10, 2013. The business address of the entity is 80 Congress Street, Boston, Massachusetts 02210. Assumes that the exclusion of 386,811 shares of common stock issuable upon exercise of options held by certain investment advisory clients because each of the options provides that the holder thereof does not have the right to exercise the option to the extent (but only to the extent) that such exercise would result in it or any of its affiliates beneficially owning more than 9.9% of the common stock.

(3) The business address of the individual is 2929 Arch Street, 29th Floor, Philadelphia, PA 19104. Includes 107,314 shares of common stock eligible to be purchased by Wellington at their option under Note 2.

(4) The business address of each of the individuals is 3939 West Drive, Center Valley PA 18034.

(5) The business address of each of the individuals is c/o Universal Business Payment Solutions Acquisition Corporation, 1175 Lancaster Avenue, Berwyn, PA 19312. Includes shares of common stock eligible to be purchased by Wellington at their option under Note 2 above, as follows: Bipin C. Shah 189,035 shares, Peter B. Davidson 35,502 shares, Jonathan Lubert 26,828 shares, and Messrs Frederick Hammer, Arthur Ryan, Robert Palmer, and Richard Braddock 7,033 shares each.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period December 2011 through December 2012, we issued various notes to UBPS Services, LLC, an entity controlled by Bipin Shah, aggregating in the principal amount of $425,880. These funds were used for our operations, including public company costs, expenses related to the search for a potential business combination, due diligence, and other operating expenses. The notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions.

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

We paid an aggregate of $305,000 to Brooks FI Solutions, LLC (“Brooks”), an entity in which Peter Davidson, our Chief Market Officer and Corporate Secretary holds membership interests, in the fiscal year ended December 31, 2012. Such payment was for services rendered to us by various consultants provided by Brooks. By virtue of his membership interest in Brooks, Mr. Davidson was entitled to approximately 25% of $65,000, the amounts retained by Brooks after payment to its consultants, or approximately $16,000.

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

Other than the payment of an aggregate of $7,500 per month described above and reimbursement of reasonable out-of-pocket expenses to our officers, directors, or any of their respective affiliates, we will pay no compensation of any kind, including finders’ and consulting fees, to any of our directors, initial stockholders or any of their respective affiliates for services rendered to us prior to, or with respect to, the business combination.

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

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

During the period from November 12, 2010 (Inception) through September 30, 2011, fees for our independent registered public accounting firm were $70,872, $50,000 for the fiscal year ended September 30, 2012, and $306,000 for the three months ended December 31, 2012, for a total of $426,872. Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

During the period from November 12, 2010 (Inception) through December 31, 2012, we did not incur any audit-related fees.

Tax Fees

During the period from November 12, 2010 (Inception) through December 31, 2012, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the fiscal year ended September 30, 2012, fees from our independent registered public accounting firm for other services were $120,000 for target due diligence.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefor have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 78 of this report.

 Universal Business Payment Solutions
Acquisition Corporation
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Universal Business Payment Solutions Acquisition Corporation

We have audited the accompanying consolidated balance sheets of Universal Business Payment Solutions Acquisition Corporation and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2012 (Successor), September 30, 2012 (Successor), September 30, 2011 (Successor) and December 31, 2011 (Predecessor) and the related consolidated statements of operations, changes in stockholders’ equity/member’s deficiency and cash flows for the transitional period from October 1, 2012 through December 31, 2012 (Successor), the year ended September 30, 2012 (Successor), for the period from November 12, 2010 (inception) through September 30, 2011 (Successor), for the period from January 1, 2012 through December 28, 2012 (Predecessor) and the year ended December 31, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Business Payment Solutions Acquisition Corporation and its Subsidiaries, as of December 31, 2012 (Successor), September 30, 2012 (Successor), September 30, 2011 (Successor) and December 31, 2011 (Predecessor), and the consolidated results of their operations and their cash flows for the transitional period from October 1, 2012 through December 31, 2012 (Successor), the year ended September 30, 2012 (Successor), for the period from November 12, 2010 (inception) through September 30, 2011 (Successor), for the period from January 1, 2012 through December 28, 2012 (Predecessor) and the year ended December 31, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY
April 12, 2013

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value information)

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$24	$69	$2,217
Restricted cash	125	-	-	1,138
Accounts receivable, less allowance for doubtful accounts	3,069	-	-	2,091
Prepaid expenses and other current assets	747	-	-	207
Current assets before funds held for client	5,332	24	69	5,653
Funds held for clients	44,213	-	-	-
Total current assets	49,545	24	69	5,653
Property and equipment, net	1,382	-	-	380
Goodwill	30,944	-	-	-
Identifiable intangible assets	25,052	-	-	-
Deferred financing costs	4,393	-	-	-
Other assets	3,783	-	-	108
Cash and cash equivalents held in trust	1,948	68,811	68,931	-
Total assets	$117,047	$68,835	$69,000	$6,141

LIABILITIES
Current liabilities:
Current portion of long-term debt	$7,479	$-	$-	$465
Accounts payable and accrued expense	8,284	258	14	2,498
Deferred revenue	470	-	-	-
Note payable to affiliate	15	335	-	-
Current liabilities before client fund obligations	16,248	593	14	2,963
Client fund obligations	44,213	-	-	-
Total current liabilities	60,461	593	14	2,963
Long-term debt, net of current portion	17,090	-	-	8,145
Derivative liability	2,110	-	-	-
Deferred income taxes	524	-	-	-
Other liabilities	2,326	-	-	101
Total liabilities	82,511	593	14	11,209
Common Stock, pending redemption 320,486 shares at December 31, 2012, 10,494,067 shares at September 30, 2012 and 10,516,291 at September 30, 2011 at redemption value	1,948	63,777	63,906	-

Commitments and Contingencies

Stockholders’ Equity (Deficiency)
Preferred stock, $0.001 par value Authorized 1,000,000 shares, none issued	-	-	-	-
Common Stock, $0.001 par value Authorized 100,000,000 shares; 11,519,094, 3,825,626 and 3,825,709 issued and outstanding at December 31, 2012, September 30, 2012 and 2011, respectively (which excludes 320,486 shares pending redemption at December 31, 2012, 10,494,067 shares subject to possible redemption at September 30, 2012 and 10,516,291 shares subject to possible redemption at September 30, 2011)	12	4	4	-
Additional paid-in capital	39,934	5,166	5,166	-
Accumulated deficit	(7,358)	(705)	(90)	-
Member’s deficiency	-	-	-	(5,068)
Total Stockholders’ Equity (Deficiency)	32,588	4,465	5,080	(5,068)
Total Liabilities and Stockholders’ Equity (Deficiency)	$117,047	$68,835	$69,000	$6,141

The accompanying notes are an integral part of these financial statements

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period Nov 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor

Processing revenues	$-	$-	$-	$18,287	$17,452
Cost of processing revenues	-	-	-	13,140	12,043

Gross profit	-	-	-	5,147	5,409

Selling, general and administrative expenses	4,576	547	60	4,028	2,648
Non-cash transaction expense	2,030	-	-	-	-
Depreciation and amortization	-	-	-	140	97
Related party expense	22	90	37	-	-

Operating (loss) income	(6,628)	(637)	(97)	979	2,664
Other income (expenses)
Interest income	-	22	7	88	43
Interest expense	(14)	-	-	(562)	(389)
Other income (expenses)	(11)	-	-	-	-

(Loss) income before income taxes	(6,653)	(615)	(90)	505	2,318

Income tax expense	-	-	-	108	219

Net (loss) income	$(6,653)	$(615)	$(90)	$397	$2,099

Per share of common stock (basic and diluted):
Net loss per share	$(1.60)	$(0.16)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	4,160,124	3,825,660	3,363,742

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIENCY AND STOCKHOLDERS’ EQUITY
(In thousands, except share information)

	Member’s	Common Stock		Additional	Accumulated	Total Stockholder’s
	Deficiency	Shares	Amount	Paid-In Capital	Deficit	Equity
Predecessor
Deficiency as of January 1, 2011	$(5,517)	$-	$-	$ `-	$-	$-

Distribution to member	(1,650)	-	-	-	-	-

Net Income	2,099	-	-	-	-	-

Deficiency as of December 31, 2011	(5,068)	-	-	-	-	-

Distribution to member	(357)	-	-	-	-	-

Net Income	397	-	-	-	-	-

Deficiency as of December 28, 2012	$(5,028)	$-	$-	$-	$-	$-

Successor
Common stock issued November 10, 2010 (Inception) for cash (1)		3,000,000	$3	$22	$-	$25

Proceeds from issuance of Warrants for cash		-	-	3,480	-	3,480

Sale of 12 million units, net of underwriter’s discount and other offering cost totaling $ 2,633		12,000,000	12	69,355	-	69,367

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)		(11,171,999)	(11)	(67,691)	-	(67,702)

Proceeds from issuance of UPO for cash (2)		-	-	-	-	-

Repurchase of 658,000 units in accordance with Company’s Share Repurchase Plan		(658,000)	(1)	(3,796)	-	(3,797)

Reduction of net proceeds subject to possible redemption		655,708	1	3,796	-	3,797

Net Loss					(90)	(90)

Balance at September 30, 2011		3,825,709	4	5,166	(90)	5,080

Repurchase of 22,307 units in accordance with Company’s Share Repurchase Plan		(22,307)	-	(129)	-	(129)

Reduction of net proceeds subject to possible redemption		22,224	-	129	-	129

Net Loss		-	-	-	(615)	(615)

Balance at September 30, 2012		3,825,626	4	5,166	(705)	4,465

Common stock issued for warrant conversion		2,527,359	3	(3)	-	-

Reduction of net proceeds subject to possible redemption		499,442	-	3,036	-	3,036

Contingent stock consideration - JetPay		-	-	840	-	840

Non-cash stock transaction cost		-	-	2,030	-	2,030

Deferred financing costs		-	-	4,370	-	4,370

Common stock issued for acquisitions		4,666,667	5	24,495		24,500

Net Loss		-	-	-	(6,653)	(6,653)
Balance at December 31, 2012		11,519,094	$12	$39,934	$(7,358)	$32,588

(1)	Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriter’s election not to exercise their over-allotment option.
(2)	Value is less than $1,000.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(In thousands)

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period November 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor
Operating Activities
Net (loss) income	$(6,653)	$(615)	$(90)	$397	$2,099
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	-	-	-	140	97
Provision for losses on receivables	-	-	-	348	-
Non-cash expense related to Officer/Director grant of personal shares	2,030	-	-	-	-
Change in operating assets and liabilities
Restricted cash	-	-	-	-	-
Accounts receivable	-	-	-	401	139
Prepaid expenses and other assets	223	-	-	(2,549)	(49)
Accrued expense	3,459	244	15	799	679
Net cash (used in) provided by operating activities	(941)	(371)	(75)	(464)	2,965

Investing Activities
Investment in restricted cash and cash equivalents	-	(9)	(72,728)	-	-
Acquisition of businesses, net of cash acquired of $ 1,026	(22,097)	-	-	-	-
Purchase of property and equipment	-	-	-	(427)	(139)
Loans to related parties	-	-	-	-	(39)
Cash and cash equivalents released from trust	66,863	-	-	-	-
Amounts released from restricted cash and cash equivalents to repurchase shares of common stock	-	129	3,797	-	-
Net cash provided by (used in) investing activities	44,766	120	(68,931)	(427)	(178)

Financing Activities
Payments on long-term debt	(2,331)	-	-	(411)	(554)
Trust funds paid to redeeming stockholders	(58,807)	-	-	-	-
Proceeds from long-term debt	19,000	-	-	-	-
Distributions to member	-	-	-	(357)	(1,650)
Proceeds from sale of common stock to initial shareholders	-	-	25	-	-
Proceeds from note payable to affiliate	91	335	125	417	-
Repayment of note payable to affiliate	(411)	-	(125)	-	-
Proceeds from public offering	-	-	72,000	-	-
Proceeds from issuance of warrants	-	-	3,480	-	-
Repurchase of common stock	-	(129)	(3,797)	-	-
Payment of offering costs	-	-	(2,633)	-	-
Net cash (used in) provided by financing activities	(42,458)	206	69,075	(351)	(2,204)

Net increase (decrease) in cash and cash equivalents	1,367	(45)	69	(1,242)	583
Cash and cash equivalents, beginning	24	69	-	2,217	1,634
Cash and cash equivalents, ending	$1,391	$24	$69	$975	$2,217

Supplement Disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$523	$389
Cash paid for taxes	$-	$-	$-	$109	$108
Summary of non-cash investing and financing activities:
Debt assumed in business acquisition	$8,331	$-	$-	$-	$-
Conversion features of convertible notes payable	$2,110	$-	$-	$-	$-
Common stock issued for acquisitions	$24,500	$-	$-	$-	$-
Deferred financing costs	$4,370	$-	$-	$-	$-
Deferred consideration	$1,486	$-	$-	$-	$-
Contingent consideration	$1,540	$-	$-	$-	$-
ADC additional tax adjustment consideration	$70	$-	$-	$-	$-
Note issued in JetPay acquisition	$2,331	$-	$-	$-	$-

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (continued)

(In thousands)

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period November 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor

Fair value of assets acquired	$110,574	$-	$-	$-	$-
Cash paid	(23,123)	-	-	-	-
Fair value of company stock issued	(24,500)	-	-	-	-
Fair value of deferred consideration	(4,582)	-	-	-	-
Liabilities assumed	$58,369	-	-	-	-

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 1.   Organization and Business Operations

Universal Business Payment Solutions Acquisition Corporation and its subsidiaries (collectively the “Company” or “UBPS”) currently operate in one business segment, the Payment Processing Segment, which consists of two operating or reporting units: JetPay, LLC (“JetPay”) which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and AD Computer Corporation (“ADC”), which is a full-service payroll and related payroll tax payment processor. The Company also operates JetPay Card Services, a division which is focused on providing low-cost money management and payment services to un-banked and underbanked employees of our business customers. The Company entered these businesses upon consummating the acquisitions of JetPay and ADC on December 28, 2012. See Note 2. Business Acquisitions.

The Company was incorporated in Delaware on November 12, 2010 as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses (“Business Combinations”).

Pursuant to our Restated Certificate of Incorporation, the Company had until February 9, 2013 to consummate a business combination or it would (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of its public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account including interest, less taxes, which redemption would have completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders. Until December 28, 2012, the Company’s efforts were limited to organizational activities, our initial public offering (the “Offering”) and the search for a suitable business transaction.

A registration statement relating to the Offering was declared effective by the SEC on May 9, 2011. On May 13, 2011, the Company sold 12,000,000 units in the Offering at a price of $6.00 per unit. Each such unit consisted of one share of our common stock, $.001 par value per share, and one common stock purchase warrant. Each such warrant entitled the holder to purchase one share of common stock at a price of $6.90. The warrants were exercisable on the later of (1) May 9, 2012 and (2) the consummation of a business combination and would have expired on the earlier of (1) five years from the date on which a business combination was completed, (2) the liquidation of the trust account if the Company had not completed a business combination within the required time periods, or (3) upon redemption. We had the ability to redeem the warrants at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $9.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

Concurrently with the closing of the Offering, the Company’s initial stockholders purchased 6,240,000 warrants at a price of $0.50 per warrant, for an aggregate purchase price of $3,120,000, in a private placement. In addition, EarlyBirdCapital, Inc., representative of the several underwriters of the Offering (“EarlyBirdCapital”), or its designees purchased 720,000 warrants on the same terms for an aggregate purchase price of $360,000. All of the proceeds we received from the purchase of these warrants were placed in the trust account described below. The warrants issued to the Company’s initial stockholders and EarlyBirdCapital were identical to the warrants offered by the Company in the Offering, except that such warrants were non-redeemable and could have been exercised on a cashless basis so long as such warrants were held by the individuals who acquired them or their affiliates. The Company also sold to EarlyBirdCapital for $100, as additional compensation, an option to purchase up to a total of 600,000 units at a price of $6.60 per unit. The units issuable upon exercise of the unit purchase option (“UPO”) are identical to those offered by the Company in the Offering.

On May 13, 2011, the Company received net proceeds of $69,366,994 from the Offering and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of warrants to the Company’s initial stockholders and the underwriters of the Offering) was being held in a trust account for the benefit of the Company and invested in United States Treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first business combination, (ii) the Company’s failure to consummate a business combination within the prescribed time, and (iii) such time as the Company’s common stock trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Company’s common stock traded at or below $5.75 per share, there would be released to the Company from the trust account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011. As of December 31, 2012, a total of 680,307 shares had been repurchased at a cost of $3,925,393.

On May 10, 2011, the Company’s units commenced trading on the NASDAQ Capital Market under the symbol “UBPSU”. Holders of the Company’s units were able to separately trade the common stock and warrants included in such units commencing on August 8, 2011 and the trading in the units continued under the symbol UPBSU until December 28, 2012. The common stock is quoted on the NASDAQ Capital Market under the symbol “UBPS”.

The Company, after signing a definitive agreement for the acquisition of a target business, was required to provide stockholders who acquired shares in the Offering (“Public Stockholders”) with the opportunity to redeem their shares of common stock for a pro rata interest in the Trust Account. In the event that stockholders owning 93.1% (87.5% as adjusted for repurchases through September 30, 2012) or more of the shares sold in the Offering exercised their redemption rights (the “Redemption Threshold”) described below or are sold to the Company for cancellation, the Business Combination would not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), had waived any redemption rights they had in connection with a Business Combination. Upon consummation of the acquisitions of JetPay and ADC, $8.05 million was released from the Trust Account to the Company and $58.8 million was used to redeem 9,674,139 shares of Common Stock. At December 31, 2012, $1.95 million of cash remained in the trust pending redemption of 320,486 shares which occurred on January 2, 2013.

If the Company had not completed a Business Combination by February 9, 2013, the Company would have been required to liquidate and distribute its remaining assets, including the Trust Account, to the Public Stockholders and its corporate existence would cease except for the purpose of winding up its affairs. See Note 2. Business Acquisitions.

Effective, December 28, 2012, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements include the accounts of Universal Business Payment Solutions Acquisition Corporation and its wholly owned subsidiaries JetPay and ADC. All significant inter-company transactions and balances have been eliminated in consolidation. JetPay is considered the predecessor company and accordingly, their results of operations are included within these financial statements included in the Transition Report on Form 10-K. ADC’s results of operations will be included in the Company’s consolidated financial statements post-acquisition.

The Company was considered to be a development stage company and as such, its financial statements were prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 915 ‘‘Development Stage Entities.’’ The Company was subject to all of the risks associated with development stage companies. With the Company’s completion of its Business Combinations on December 28, 2012, the Company exited the development stage.

In order to fund its working capital requirements, the Company expects that the historic cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that the investments made by JetPay and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover its working capital needs and other ongoing needs for capital. The Company’s cash requirements include funding salespeople, paying interest expense and other operating expenses, including taxes, and investing in our technology infrastructure.

Note 2.   Business Acquisitions

On July 6, 2012, the Company entered into three definitive agreements (the “Acquisition Agreements”) to acquire: (i) JetPay, a Texas limited liability company and certain affiliated entities; (ii) Francis David Corporation (d/b/a/ Electronic Merchant Systems), an Ohio corporation (“EMS”) and certain affiliated entities; and (iii) AD Computer Corporation (“ADC”), a Pennsylvania corporation and certain affiliated entities. The Company’s board of directors approved each of the agreements and the transactions contemplated thereby (collectively, the “Completed Transactions”). On August 10, 2012, the Company entered into amendments with respect to each of the definitive agreements for the Completed Transactions. On December 11, 2012, the Company and EMS mutually agreed to terminate that certain Agreement and Plan of Merger, dated as of July 6, 2012. As a result, the Company is no longer pursing a transaction with EMS. The transactions with JetPay and ADC were consummated on December 28, 2012.

Assets acquired and liabilities assumed in the Completed Transactions were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the statements of operations since their respective dates of acquisition. We deemed the business combinations to have been completed as of December 31, 2012 in that the results of operations post December 28, 2012 to December 31, 2012 were immaterial. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

On December 28, 2012, pursuant to the ADC Agreement, ADC Merger Sub merged with and into ADC, with ADC surviving such mergers. In connection with the closing, the Company paid $16.0 million in cash and issued 1.0 million shares of its Common Stock to the stockholders of ADC valued at $5.25 million at the date of acquisition. Additionally, the Company paid consideration of $324,000 related to working capital and tax adjustments as defined in the ADC Agreement. On the 24 month anniversary of the closing of the transaction, the ADC stockholders are entitled to receive an additional $2.0 million in cash considerations. The $2.0 million of deferred consideration was recorded as a non-current liability as of the date of acquisition at $1.49 million representing the estimated fair value of this future payment utilizing a 16% discount rate. The acquisition of ADC provides a base operation to the Company for providing payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services to its JetPay customer base.

The fair value of the identifiable assets acquired and liabilities assumed in ADC acquisition, as of the acquisition date, include: (i) $51,000 cash, (ii) $1.53 million for accounts receivable; (iii) $946,000 for prepaid expenses and other assets; (iv) $735,000 for fixed assets; (v) $44.2 million of funds held for clients offset by the related client fund obligation in the same amount; (vi) the assumption of $1.3 million of liabilities; and (vii) the remainder, or approximately $21.1 million, allocated to goodwill and other intangible assets. Within the $21.1 million of acquired intangible assets, $8.27 million was assigned to goodwill, which is not subject to amortization expense. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiples paid by market participants for businesses in the payroll processing business; (ii) levels of ADC’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s merchant card services products to ADC’s customers base as well as the Company offering payroll processing services to the Company’s JetPay merchant card customer base. The remaining intangible assets were assigned to customer relationships for $9.95 million, software costs of $2.6 million and tradename for $250,000. The Company determined that the fair value of non-compete agreements were immaterial. Customer relationships, software costs and tradename were assigned a life of fifteen, seven and three years, respectively.

On December 28, 2012, pursuant to the JetPay Agreement, JetPay Merger Sub merged with and into JetPay, with JetPay surviving such mergers. In connection with the closing, the Company paid approximately $6.9 million in cash to WLES (“WLES”), JetPay’s sole member, and issued a $2.3 million unsecured promissory note to WLES. This promissory note was recorded at its fair value of $1.49 million. Additionally, the Company issued 3,666,667 shares of Common Stock to WLES, 3,333,333 of which was deposited in an escrow account to secure the obligations of WLES under the JetPay Agreement. See Note 15. Commitments and Contingencies. The stock consideration was valued at $19.25 million at the date of acquisition. The JetPay Cash Merger Consideration was also subject to certain adjustments relating to the net working capital, cash and indebtedness of the JetPay Entities. In addition to the Closing Date Merger Consideration, WLES is entitled to receive $5,000,000 in cash and 833,333 shares of our common stock upon achievement of certain stock price targets based upon the trading price of the Company’s common stock. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The acquisition of JetPay provides the Company a base operation for providing merchant card processing services and the ability to cross-market to its merchant card processing services to its ADC payroll client base.

The fair value of the identifiable assets acquired and liabilities assumed in the JetPay acquisition as of the acquisition date include: (i) $1.1 million cash and restricted cash, (ii) $1.54 million for accounts receivable; (iii) $3.8 million for prepaid expenses and other assets; (iv) $647,000 for fixed assets and capital leased assets; (v) the assumption of $12.9 million of liabilities; and (vi) the remainder, or approximately $34.9 million, allocated to goodwill and other identifiable intangible assets. Within the $34.9 million of acquired intangible assets, $22.7 million was assigned to goodwill, which is not subject to amortization expense and includes $524,000 of goodwill recorded in connection with a deferred tax liability related to the current non-deductibility of certain intangible assets acquired. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of JetPay’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll processing services to JetPay’s customer base as well as offering merchant credit card processing services to the Company’s ADC payroll customer base. The remaining intangible assets were assigned to customer relationships for $8.6 million, software costs of $2.1 million and tradename for $1.5 million. The Company determined that the fair value of non-compete agreements were immaterial. Customer relationships and software costs were assigned a life of ten and eight years, respectively. The tradename was determined to have an indefinite life.

Unaudited pro forma results of operations date for the years ended December 31, 2012 and 2011 as if the Company and the entities described above had been combined on January 1, 2011 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Revenues	$31,093	$30,078
Operating income	$624	$3,213
Net Loss	$(2,381)	$(298)
Net Loss per share	$(0.21)	$(0.03)

Note 3.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets; legal contingencies, and assumptions used in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in general when the following criteria have been met: persuasive evidence of an arrangement exists, a customer contract or purchase order exists and the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for chargebacks, discounts and other allowances are estimated and recorded concurrent with the recognition of the sale and are primarily based on historic rates.

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our Independent Sales Organization clients. Recognize revenue is based on a percentage of the gross amount charged. Our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have however, historically experienced losses due to merchant defaults.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay must bear the credit risk for the full amount of the transaction. JetPay evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $200,000 are recorded as of December 31, 2012.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Unsettled Merchant Accounts

In certain cases, JetPay withholds funds payable to merchants while it verifies transaction activity. In other cases, JetPay withholds funds payable to merchants in order to provide a reserve fund for potential merchant chargeback losses. In each case, JetPay records an unsettled merchant account liability for the amounts payable to the merchants. JetPay also establishes cash reserves in segregated reserve merchant bank accounts to secure JetPay’s potential liability with their acquiring banks, which are classified as restricted cash on JetPay’s balance sheets.

Accounts Receivable

The Company’s accounts receivable are due from its merchant credit card and its payroll customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivables when they are deemed uncollectible. Any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Property and Equipment

Property and equipment acquired in the Company’s recent business acquisitions have been recorded at estimated fair value. The Company records all other property and equipment acquired in the normal course of business at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or initial term of the related lease; machinery and equipment – 5 to 20 years; and furniture and fixtures – 5 to 10 years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

Advertising

The Company’s advertising costs, which consist largely of advertisements and trade show attendance within its JetPay payment processing operations, are expensed as the costs are incurred or at the first time the advertisement appears. Advertising expense was approximately $113,900 and $56,000 for the period January 1, 2012 to December 28, 2012 and the year ended December 31, 2011, respectively, for the predecessor company.

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used, and assets to be disposed of, when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in the Company’s business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames. Certain of our tradenames are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships, tradenames, and software costs are amortized on a straight-line or accelerated basis over their respective assigned estimated useful lives.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. 320,486, 10,494,067 and 10,516,291 shares of common stock, pending redemption at December 31, 2012, and subject to possible redemption at September 30, 2012 and 2011, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account. Loss per share assuming dilution would give effective to dilutive options, warrants and other potential common shares outstanding during the period. The Company has not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share at September 30, 2012 and 2011, since the exercise of the warrants and the unit purchase would be anti-dilutive. Additionally, the potential dilutive effect of the conversion option related to the Notes of 1,941,748 shares and potential issuable shares related to the conversion option within the Ten Lords, Ltd. note of 1,000,000 shares, a total of 2,941,748 shares, have been excluded from the above earnings per share calculations as they would also be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company reviews the terms of the convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Fair value measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures, (“Topic No. 820”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC Topic 820, assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Derivative liabilities	$2,110	$-	$-	$2,110
Contingent consideration	$1,540	$-	$-	$1,540
Totals	$3,650	$-	$-	$3,650

In connection with the debt proceeds received under the Notes, the Company recorded a derivative liability of $2.11 million on its consolidated balance related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at December 31, 2012 was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.27%; dividend yield: 0%; expected life of the option to convert of 2 years; and volatility: 28.5%.

In addition to the JetPay Closing Date Merger Consideration, WLES is entitled to receive $5,000,000 in cash and 833,333 shares of our common stock upon achievement of certain stock price targets based upon the trading price of the Company’s common stock. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The fair value at December 31, 2012 of the cash based contingent consideration was determined using a binomial option pricing model and the stock based component was determined using the Black-Scholes option pricing model. The following assumptions were utilized in these calculations: risk free interest rate: 0.72%; dividend yield: 0%; term of contingency of 5 years; and volatility: 36.0%.

The fair value of the Company’s common stock was derived from the per share price of recent sales of the Company’s common stock at the acquisition date. Management determined that the results of its valuation are reasonable. The expected life represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available US Treasury yield curve rates. The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants and which are approved by the Chief Financial Officer. Level 3 financial liabilities consists of a derivative liability and contingent consideration related to the JetPay acquisition for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate. Level 3 fair value items disclosed above arose on December 28, 2012 with the consummation of the Completed Transactions. Accordingly, the changes in the estimated fair value of these items would be immaterial through December 31, 2012

The Company uses either a binomial option pricing model or the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. These models incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s statements of operations.

As of December 31, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities,” (“ASC 815”), the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the common stock pending redemption of $1,948,000, $63,777,000 and $63,906,000 at December 31, 2012, September 30, 2012 and September 30, 2011, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes (‘‘ASC 740’’). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the period from November 12, 2010 (inception) through December 31, 2012. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Recent Accounting Pronouncements

The Company adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In September 2011, the Financial Accounting Standards Board issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 18–Subsequent Events, that would have required adjustment or disclosure in the financial statements. See Note 18–Subsequent Events below.

Note 4.   Cash and Cash Equivalents Held in Trust Account

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

Cash and cash equivalents in the Trust Account at December 31, 2012 consisted of $1.95 million in a “held as cash” account and were disbursed to redeeming stockholder on January 2, 2013. Cash and cash equivalents in the Trust Account were $68.8 million and $68.9 million at September 30, 2012 and September 30, 2011, respectively.

Note 5.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows (in thousands):

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period Nov 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor
Balance at beginning of period	$-	$-	$-	$-	$-
Additions (charged to expense)	-	-	-	348	-
Deductions				(245)	-
Balance at end of period	$-	$-	$-	$103	$-

Note 6.   Property and Equipment, net of Accumulated Depreciation

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
	(in thousands)

Leasehold improvements	$275	$-	$-	$59
Equipment	442	-	-	997
Furniture and Fixtures	176	-	-	42
Computer Software	334	-	-	568
Vehicles	155	-	-	-
Total property and equipment	1,382	-	-	1,666
Less: Accumulated depreciation	-	-	-	(1,286)
Property and equipment, net	$1,382	$-	$-	$380

There was no depreciation expense for the successor company. Depreciation expense was $140,000 and $97,000 for the period January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011, respectively, for the predecessor company.

Note 7.  Goodwill

The changes in the carrying amount of goodwill for the three months ended December 31, 2012, are as follows (in thousands):

Balance at September 30, 2012	$-
Acquisition of JetPay	22,679
Acquisition of ADC	8,265
Balance at December 31, 2012	$30,944

Note 8.   Identifiable Intangible Assets

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
	(in thousands)
Amortized intangible assets:
Software	$4,650	$-	$-	$-
Customer relationships	18,612	-	-	-
Tradename	250	-	-	-
Total amortized intangible assets	23,512	-	-	-
Less: Accumulated amortization	-	-	-	-
Total amortized intangibles, net	23,512	-	-	-
Non-Amortized intangible assets:
Tradenames	1,540	-	-	-
Total identifiable intangible assets	$25,052	$-	$-	$-

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31, (in thousands):

2013	$2,241
2014	$2,241
2015	$2,241
2016	$2,157
2017	$2,157
Thereafter	$14,015

The weighted average useful life of amortizing intangible assets was 10.8 years at December 31, 2012.

Note 9.   Deferred Financing Costs

At December 28, 2012 in connection with securing certain debt financing to consummate the completed transactions, the Company incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 relates to certain of our founding stockholders agreeing to transfer 832,698 shares of Common Stock that they personally acquired prior to the Initial Public Offering (the “Offering”) to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," the Company recorded a $4,370,000 stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, the Company incurred and recorded $23,000 of deferred financing costs.

Note 10.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
Trade accounts payable	$2,852	$258	$14	$911
Accrued compensation	956	-	-	307
Contingency accrual	2,136	-	-	-
Related party payables	285	-	-	-
Accrued agent commissions	-	-	-	351
ACH clearing liability	-	-	-	358
Other	2,055	-	-	571
	$8,284	$258	$14	$2,498

Note 11.   Notes Payable to Stockholders

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC, an entity controlled by Mr. Shah, CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions.

Note 12.   Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following:

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
	(in thousands)
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in JetPay. Note amount excludes unamortized discount for conversion option and derivative liability of $2.11 million at December 31, 2012.	$7,890	$-	$-	$-

Promissory note payable to Ten Lords, Ltd., interest rate of 6.25% through December 28, 2012 (predecessor), 9.5% from December 29, 2012 through June 26, 2013 and 13.5% from June 26 to December 28, 2013 payable in monthly payments of principal and interest of $63,809 with a final principal payment of $5.85 million due on December 28, 2013. Note amount includes a fair value premium of $180,000 at December 31, 2012.	6,180	-	-	8,482

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets of AD Computer Corporation and Payroll Tax Filing Services, Inc.	9,000	-	-	-

Unsecured promissory note payable to WLES interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $845,900 at December 31, 2012.	1,486	-	-	-

Various other debt instruments related to equipment at JetPay.	13	-	-	128

	24,569	-	-	8,610
Less current portion	(7,479)	-	-	(465)

	$17,090	$-	$-	$8,145

In order to finance a portion of the proceeds payable in the Completed Transactions on December 28, 2012 as described above, the Company entered into a Secured Convertible Note Agreement (the “Convertible Note Agreement”) with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. (collectively, the “Note Investors”) pursuant to which, the Company issued $10 million in promissory notes secured by 50% of the Company’s ownership interest in JetPay. In connection with the Note Agreement, the Company entered into separate Secured Convertible Promissory Notes with each of the Note Investors (the “Notes”). Amounts outstanding under the Notes will accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not prepayable. Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of Common Stock at a conversion price of $5.15 per share, subject to certain adjustments. In connection with the Note Agreement, the Company entered into Registration Rights Agreements on December 28, 2012 with each of the Note Investors, pursuant to which the Company agreed to provide registration rights with respect to the common shares issuable upon conversion whereby the Note Investors would be entitled up to three “demand” registration requests and unlimited “piggyback” registration requests. To the extent a registration for the shares has not been declared effective by June 30, 2013, the conversion price will be reduced by $0.15 per share with additional reductions of $0.05 per share for every 30 day delay thereafter until a registration has been declared effective. In accordance with ASC 813, “Derivatives and Hedging,” the Company determined that this conversion feature of the Convertible Note Agreement meets the criteria of an embedded derivative, and therefore the conversion feature of the Notes needs to be bifurcated and accounted for as a derivative. The conversion option will be marked-to-market each reporting period, with future changes in fair value reported in earnings. The fair value of the embedded conversion was estimated at $2.11 million at the date of issuance of the debenture, December 28, 2012. The fair value at December 31, 2012 was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.27%; expected life of the option to convert of 2 years; and volatility: 28.5%. The $2.11 million conversion option at December 31, 2012 was reclassified as a liability and as a discount to the Notes. The discount will be accreted as a non-cash charge to interest expense over a 24 month period with an offsetting credit to the Note balance.

In connection with the Notes, certain stockholders of the Company agreed to transfer 832,698 shares of Common Stock that they acquired prior to Public Offering to certain of the Note Investors. Such shares were previously held in an escrow account established at the time of the Public Offering pursuant to Stock Escrow Agreements, each dated as of May 13, 2011, among each such stockholder, the Company and Continental Stock Transfer & Trust Company. Following the proposed transfers, such shares will no longer be held in escrow. As part of such share issuance, the Company entered into Registration Rights Agreements, dated as of December 28, 2012, with such investors which entitle such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests. As partial consideration for Mr. Lubert to enter into the Note Agreement, the Company agreed, pursuant to the Stock Escrow Termination Agreement, dated as of December 28, 2012, to terminate the Stock Escrow Agreement, dated as of May 13, 2011, among Mr. Lubert, the Company and Continental Stock Transfer & Trust Company, with respect to 826,000 common shares

In order to finance the Completed Transactions, on December 28, 2012, the Company also entered into an Amendment, Guarantee and Waiver Agreement (the “Assumption Agreement”) with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement, the Company agreed to guarantee JetPay’s obligations with respect to an existing loan agreement between JetPay, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). JetPay also agreed to compensate the Payees for any negative tax consequences as a result of the existing note remaining outstanding after December 31, 2012. Amounts outstanding under the loan will be convertible at the holders’ option into shares of Common Stock at a conversion price of $6.00 per share, unless JetPay is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share, or (ii) the average trading price of shares of Common Stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter. In exchange, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay Agreement. JetPay was obligated to pay any amounts still outstanding on the existing loan in excess of $6 million upon closing of the transactions contemplated by the JetPay Agreement. All amounts outstanding under the loan agreement must be repaid within one year. In accordance with ASC 813, “Derivatives and Hedging,” the Company determined that the conversion feature of the Assumption Agreement did not meet the criteria of an embedded derivative; however a fair value was assigned to the conversion feature of the loan. The fair value of the conversion feature was estimated at $320,000 at the date of assumption of the loan using the Black-Scholes valuation model with the following assumptions: risk free interest rate: 0.15%; expected life of the option to convert of 1 year; and volatility: 28%. Additionally, a fair value discount to the assumed note was calculated at $140,000 using a discount rate of 15.0%. The conversion option and fair value discount are being accreted as a credit to interest expense over a 12 month period with an offsetting debit to the loan balance.

On December 28, 2012, ADC and Payroll Tax Filing Services, Inc. (“PTFS”, together with ADC, the “Borrowers”), as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Metro Bank as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes will accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments. The loans are guaranteed by the Company and are secured by all assets of ADC and PTFS, as well as a pledge by the Company of its ownership of ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants related to their debt coverage ratio and total leverage ratio during the term of the loan. The loans may be prepaid at the option of the Borrowers without any premium or penalty and are subject to mandatory prepayments upon certain asset sales, casualty events, the incurrence of indebtedness and issuance of capital stock. In order to use the proceeds of the Loan and Security Agreement to fund a portion of the proceeds due pursuant to the ADC Agreement, on December 28, 2012, the Company executed a promissory note (the “Intercompany Note”) in favor of ADC in the amount of $9.0 million. All principal and interest is due on December 28, 2020.

The Metro Bank term loan agreement requires the Company to provide Metro Bank with annual financial statements within 120 days of the Company’s year end and quarterly financial statement within 60 days after the end of each quarter. As noted above, the Metro agreement also contains certain financial covenants which the Company was in compliance with as of December 31, 2012.

In connection with the closing of the transactions contemplated by the JetPay Agreement, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369. The note was determined to have a fair value of $1,485,468 at the time of issuance using a 16.5% discount rate. The fair value discount of $845,900 is being accredited as a non-cash charge to interest expense over a 60 month period with an off-setting credit to the loan balance.

Maturities of long-term debt are as follows: 2013 – $7.3 million; 2014 – $11.3 million; 2015 – $1.3 million; 2016 – $1.3 million; 2017 – $3.6 million and $2.5 million thereafter.

Note 13.    Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2012, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In connection with the organization of the Company, on December 6, 2010, a total of 3,450,000 shares of the Company’s shares of common stock were sold to the Initial Stockholders at a price of $0.00725 per share for an aggregate of $25,000.

On May 13, 2011 the Company sold 12,000,000 units (“Units”) at a price of $6.00 per unit in the Offering. Each unit consists of one share of the Company’s common stock, par value $0.001, and one warrant (“Warrants”). Each Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $6.90 commencing on the later of the Company’s completion of a Business Combination and May 9, 2012 and was to expire on the earlier of (i) five years from the completion of a Business Combination, (ii) the liquidation of the Trust Account if the Company has not completed a business combination within the required time period or (iii) earlier redemption of the Warrant. All of the Warrants were exchanged on December 28, 2012 such that each warrantholder received .1333 shares of the common stock of the Company for each Warrant. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company was only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company was not obligated to deliver securities, and there were no contractual penalties for failure to deliver securities, if a registration statement was not effective at the time of exercise. Additionally, in the event that a registration statement was not effective at the time of exercise, the holder of such Warrant was not entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) was the Company required to net cash settle the Warrant exercise.

The Company paid the underwriters of the Offering an underwriting discount of 3.0% of the gross proceeds of the Offering ($2,160,000). The Company also issued a unit purchase option, for $100 to EarlyBirdCapital, Inc. (“EBC”) or its designees to purchase 600,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering, with the exception of containing a provision for cashless exercise by EBC. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $1,053,551 (or $1.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.0%, (2) risk-free interest rate of 2.07% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Simultaneously with the Offering, certain of the Initial Stockholders and the underwriters of the Offering purchased 6,960,000 Insider Warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants were identical to the warrants underlying the Units sold in the Offering except that: (i) the Insider Warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act, (ii) the Insider Warrants were non-redeemable and (iii) the Insider Warrants were exercisable on a ‘‘cashless’’ basis, in each case, if held by the initial holders or permitted assigns. All of the Warrants were exchanged on December 28, 2012 such that each Warrantholder received .1333 shares of common stock of the Company for each Warrant.

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

We granted the underwriters of the Offering a 45 day option to purchase up to an additional 1,800,000 units to cover over-allotments, if any. The underwriters elected not to exercise the over-allotment option and the over-allotment option expired on June 27, 2011. Upon the expiration of the over-allotment option, 450,000 share of our common stock were forfeited by our initial stockholders and such shares were subsequently cancelled.

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

On December 28, 2012, certain of our initial stockholders personally granted options to purchase up to 386,811 shares of our common stock that they own at an option price of $.005 per share to affiliates of Wellington Capital Management Company, LLP. Such options were issued pursuant to an Option Issuance Agreement with the Company and Wolf Creek Investors (Bermuda) L.P. and an Option Issuance Agreement with the Company and Wolf Creek Partners, L.P, each dated as of December 17, 2012 as an accommodation to the investors so that the Company could retain the necessary funding for the Completed Transactions. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," the Company recorded a $2,030,000 stock based compensation charge as a transaction cost in the accompanying consolidated statement of operations for the three months ended December 31, 2012. The transaction expense is recorded at the fair value of the options to purchase 386,811 shares of our common stock granted under these arrangements ($5.25 per share on December 28, 2012).

In connection with the consummation of our initial business combination and the Warrant Termination Agreement dated as of December 28, 2012 with Continental Stock Transfer & Trust Company, we converted all of our issued and outstanding warrants into shares of our common stock. As a result of such conversion, 18,960,000 warrants were converted into 2,527,359 shares of our common stock on December 28, 2012.

As partial consideration to the selling stockholders of JetPay and ADC, in connection with the consummation of our initial business combination, we issued 4,666,667 shares of our common stock in a private placement on December 28, 2012.

Also in connection with our initial business combination, we issued Secured Convertible Promissory Notes pursuant to a Secured Convertible Note Agreement, dated as of December 28, 2012 with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. Pursuant to the Secured Convertible Promissory Notes, such investors can convert amounts outstanding under the notes into an aggregate of 1,941,748 shares, subject to certain adjustments. In addition, on December 28, 2012, we assumed a $6,000,000 convertible note in favor of Ten Lords Ltd., the terms of which allow the holder to convert the amounts outstanding under the note into an aggregate of 1,000,000 shares of our common stock based upon a conversion price of $6.00 per share.

Note 14.    Income Taxes

The components of income tax expense (benefit) consists of the following (in thousands):

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period Nov 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$-	$-	$-	$-	$-
State	-	-	-	108	219

Deferred:
Federal	(2,146)	(181)	(31)	-	-
State	(92)	(32)	(5)
Change in valuation allowance	2,238	213	36	-	-
Total income tax (benefit) expense	$-	$-	$-	$108	$219

The Company has expensed or accrued in the three months ended December 31, 2012 certain costs for book purposes that currently are not deductible for tax purposes totaling $1.54 million. Until these costs become fixed and determinable, and, thereby, deductible for tax purposes, the state tax impact will be minimal based on the current state tax filing requirements and related apportionment rates.

No provision for federal income taxes has been made for Predecessor since these taxes are the responsibility of the individual members of the Predecessor. However, Predecessor is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax, and therefore, Predecessor has not recognized deferred taxes in the period January 1, 2012 to December 28, 2012 or the year ended December 31, 2011.

A reconciliation of income tax benefit computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is summarized as follows (in thousands):

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period Nov 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor
Tax at U.S. Federal statutory rate	$(2,262)	$(209)	$(31)	$148	$714
Federal non-taxable entity	-	-	-	(148)	(714)
State taxes, net of federal benefit	(92)	(37)	(5)	108	219
Nondeductible costs and other acquisition accounting adjustments	116	33	-	-	-
Valuation allowance for deferred tax assets	2,238	213	36	-	-
Total income tax (benefit) expense	$-	$-	$-	$108	$219

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
Deferred tax assets:
Intangibles	$1,932	$-	$-	$-
Debt	10	-	-	-
Net operating and capital loss carryforwards	800	249	36	-
Prepaids	218	-	-	-
Total deferred tax assets	2,960	249	36	-
Valuation allowance for deferred tax assets	(2,487)	(249)	(36)	-
Deferred tax assets after valuation allowance	473	-	-	-
Deferred tax liabilities:
Property, equipment	(57)	-	-	-
Intangibles	(524)	-	-	-
Accounts Receivable	(416)	-	-	-
Net deferred tax liabilities	$(524)	$-	$-	$-

As of December 31, 2012, September 30, 2012, and September 30, 2011, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $1.97 million, $623,000, and $90,000 available to offset future taxable income, respectively. These NOLs, if not utilized, expire at various times through 2032. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $2.24 million in the three months ended December 31, 2012, $213,000 in the year ended September 30, 2012 and $36,000 in the period November 12, 2010 through September 30, 2011, with a total valuation allowance of $2.49 million at December 31, 2012, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 15.   Commitments and Contingencies

On January 16, 2013, the Company received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution. The Claim alleges that the Company breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which was consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2,135,782 plus interest and attorney’s fees and expenses. Although the Company intends to vigorously defend the Claim, the Company accrued a liability of $2.14 million at December 31, 2012.

On or about March 13, 2012 a merchant of JetPay, Direct Air, abruptly ceased operations. As a result, Merrick Bank, JetPay’s sponsor with respect to this particular merchant has incurred chargebacks of approximately $25 million. It is possible that other chargebacks will be forthcoming as a result of the cessation of business by Direct Air. Under an agreement between Merrick Bank and JetPay, JetPay may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay by Merrick Bank all totaling $1,947,000 in 2012. JetPay has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay is currently not a party to any litigation regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick Bank as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. This issue has caused JetPay to maintain additional funds on reserve with Merrick Bank pending resolution of the issue. Merrick and JetPay have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick Bank and therefore are not on the JetPay balance sheet; however, JetPay may be liable to Merrick Bank under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick Bank has forced JetPay to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation. In February 2013 and March 2013, Merrick released $500,000 and $300,000, respectively, from these reserves and continues to hold approximately $3.9 million of total reserves as of March 31, 2013.

As partial protection against any potential losses, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay purchase price were placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, UBPS, and WLES as parties, If JetPay suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay liability.

JetPay's largest customer represents 10.2% of JetPay's total revenues of $18.3 million for the period January 1, 2012 to December 28, 2012. Loss of this customer could have a material adverse effect on the results of operations of JetPay. There were no customers representing 10% of JetPay’s total revenues in 2011.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Leases

The Company is obligated under various operating leases, primarily for office space and certain equipment related to its operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for its proportionate share of taxes, utilities, insurance, and annual cost of living increases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$771
2014	$662
2015	$652
2016	$260
Total minimum operating lease payments	$2,345

Rent expense under these operating leases was $196,700 and $194,400 for the period January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011, respectively, for the predecessor company. The future minimum lease payments above include a related party lease with respect to the ADC operations with the previous shareholders of ADC. This lease provides for a current monthly lease payments of $40,150.

Additionally, at December 31, 2012, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Note 16.    Related Party Transactions

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC, an entity controlled by Mr. Shah, the CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions.

Prior to closing the Completed Transactions, the Company maintained its principal executive offices at Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, Pennsylvania 19087. The Company agreed to pay to UBPS Services, LLC, as entity controlled by our CEO, Bipin Shah, a total of $7,500 per month for this previous office space, administrative services and secretarial support for a period commencing on the date of the initial prospectus and ending on the earlier of its consummation of a business combination or the liquidation of the trust account. This arrangement was agreed to by UBPS Services, LLC for the Company’s benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated person. Upon consummation of the Completed Transactions, the Company ceased paying these monthly fees. Total fees paid were $22,500, $90,000 and $37,500 for the three months ended December 31, 2012, the fiscal year ended September 30, 2012, and the period November 12, 2010 through September 30, 2011, respectively.

JetPay retains a small backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, the President of JetPay. The terms of the lease are commercial. Rent expense was $36,100 for both the period January 1, 2012 to December 28, 2012 and the year ended December 31, 2011, for the Predecessor.

The Company paid an aggregate of $305,000 to Brooks FI Solutions, LLC (“Brooks”), an entity in which Peter Davidson, its Chief Market Officer and Corporate Secretary holds membership interests, in the fiscal year ended December 31, 2012. Such payment was for services rendered to the Company by various consultants provided by Brooks. By virtue of his membership interest in Brooks, Mr. Davidson was entitled to approximately 25% of the amounts retained by Brooks after payment to its consultants, or approximately $16,000.

At the closing of the business acquisition of ADC, funds were paid to the ADC stockholders as a result of a preliminary working capital calculation. Prepaid expenses at December 31, 2012 included a receivable from the stockholders of ADC of $450,776 for an overpayment related to this preliminary calculation. The funds were repaid to the Company in February 2013.

Note 17.   Change in Fiscal Year End

On December 28, 2012, the Company changed its fiscal year end from September 30 to December 31. In connection with this change, the statement of operations included in this Report covers the transition period of October 1, 2012 to December 31, 2012. The following statement of operations represents the comparative unaudited statement of operations for the three months ended December 31, 2011 (in thousands).

Related Party Expense	$31
Operating Cost	67
Loss from Operations	$(98)
Interest Income	2
Net Loss	$(96)
Weighted average shares outstanding, basic and diluted	3,825,702
Basic and diluted net loss per share	$(0.03)

Note 18.    Subsequent Events

On December 28, 2012, the Company received a letter from Nasdaq indicating that Nasdaq believes that the Company did not comply with IM-5101-2 by not providing Nasdaq with proper notice regarding the Completed Transactions. Nasdaq advised that such failure serves as a basis for delisting. The Company had until January 4, 2013 to appeal the delisting decision in front of a Nasdaq Hearings Panel. The Company appealed such decision prior to such date and attended a hearing on March 7, 2013, at which time the Company believed that it met all listing requirements except having 300 round-lot holders, and provided evidence of having at least 274 round-lot holders and a detailed plan to gain over 300 round-lot holders. As a result of the hearing, Nasdaq has granted the Company an extension until April 15, 2013 to provide evidence of having at least 300 round-lot holders. As of March 20, 2013, the Company believed it had exceeded the 300 round-lot shareholder number, and reported this information to Nasdaq on April 1, 2013. If Nasdaq does not find such evidence satisfactory on or before April 15, 2013, the Company will be delisted from the Nasdaq Capital Market.

On January 16, 2013, the Company received notice that EarlyBirdCapital had filed the Claim with the International Centre for Dispute Resolution. The Claim alleges that the Company breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which were consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2,135,782 plus interest and attorney’s fees and expenses. The Company intends to vigorously defend the Claim.

Exhibit Index

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, WLES, L.P. and Trent Voigt(1)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative(1)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative(1)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay. (2)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS. (2)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS (2)

2.7	Amendment to Agreement and Plan of Merger, dated as of December 4, 2012, by and among Company and JetPay (6)

2.8	Amendment to Agreement and Plan of Merger, dated as of December 24, 2012, by and among the Company, ADC and PTFS (8)

3.1	Amended and Restated Certificate of Incorporation of UBPS (9)

10.1	Promissory Note issued to UBPS Services, LLC (3)

10.2	Promissory Note dated March 1, 2012 issued to UBPS Services, LLC(4)

10.3	Promissory Note dated April 5, 2012 issued to UBPS Services, LLC (5)

10.4	Promissory Note dated June 1, 2012 issued to UBPS Services, LLC (5)

10.5	Promissory Note dated June 6, 2012 issued to UBPS Services, LLC (5)

10.6	Promissory Note dated June 15, 2012 issued to UBPS Services, LLC (5)

10.7	Promissory Note dated July 17, 2012 issued to UBPS Services, LLC (5)

10.8	Promissory Note dated August 16, 2012 issued to UBPS Services, LLC (10)

10.9	Promissory Note dated August 20, 2012 issued to UBPS Services, LLC(10)

10.10	Note Agreement, dated as of December 28, 2012, by and between UBPS and the Note Investors (9)

10.11	Form of Transfer Registration Rights Agreement (9)

10.12	Escrow Termination Agreement, dated as of December 28, 2012, by and between UBPS, Ira Lubert, EarlyBirdCapital and Continental Stock Transfer & Trust Company (9)

10.13	Warrant Termination Agreement, dated as of December 28, 2012, by and between UBPS and Continental Stock Transfer & Trust Company (9)

10.13	Assumption Agreement, dated as of December 28, 2012, by and between UBPS, Ten Lords, Ltd and JetPay (9)

10.14	Loan and Security Agreement, dated as of December 28, 2012, by and between ADC, PTFS and Metro Bank (9)

10.15	Advisory Agreement, dated as of December 28, 2012, by and between UBPS and ADC (9)

10.16	Promissory Note, dated as of December 28, 2012, made by UBPS in favor of ADC (9)

10.17	Note and Indemnity Side Agreement, dated as of December 28, 2012, by and between UBPS, JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (9)

10.18	Option Issuance Agreement, dated as of December 17, 2012, by and among UBPS, Bermuda and the Grantors (7)

10.19	Option Issuance Agreement, dated as of December 17, 2012, by and among UBPS, Partners and the Grantors (7)

21.1	Subsidiaries of the Company

31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on July 9, 2012.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on August 10, 2012

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on February 14, 2012

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on May 15, 2012

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on August 14, 2012

(6) Incorporated by reference to UBPS’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on December 5, 2012

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on December 17, 2012

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on December 26, 2012

(9) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on January 4, 2013

(10) Incorporated by reference to the Company’s Transition Report on Form 10-K filed with the United States Securities and Exchange Commission on January 14, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: April 12, 2013	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Bipin C. Shah and Gregory M. Krzemien, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	April 12, 2013
	Bipin C. Shah	(principal executive officer)

By:	/s/ Gregory M. Krzemien	Chief Financial Officer	April 12, 2013
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	/s/ Peter Davidson	Chief Marketing Officer and Secretary	April 12, 2013
Peter Davidson

By:	/s/ Richard S. Braddock	Director	April 12, 2013
Richard S. Braddock

By:	/s/ Frederick S. Hammer	Director	April 12, 2013
Frederick S. Hammer

By:	/s/ Jonathan M. Lubert	Director	April 12, 2013
Jonathan M. Lubert

By:	/s/ Robert Palmer	Director	April 12, 2013
Robert Palmer

By:	/s/ Arthur F. Ryan	Director	April 12, 2013
Arthur F. Ryan

