Form 10-Q
period 2013-03-31
Universal Business Payment Solutions Acquisition Corp
filed 2013-05-14
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NUMBER: 001-35170

Universal Business Payment Solutions
Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)

1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312

(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, including area code: (484) 324-7980

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

As of May 14, 2013, there were 11,529,094 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

Universal Business Payment Solutions Acquisition Corporation

Form 10-Q

Quarter Ended March 31, 2013

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Consolidated Balance Sheets – March 31, 2013 (Unaudited) and
	December 31, 2012	1

	Consolidated Statements of Operations (Unaudited) for the three months
	ended March 31, 2013 (Successor) and 2012 (Predecessor)	2

	Consolidated Statements of Cash Flows (Unaudited) for the three months
	ended March 31, 2013 (Successor) and 2012 (Predecessor)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 -	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	26

Item 1A -	Risk Factors	26

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 -	Defaults Upon Senior Securities	27

Item 4 -	Mine Safety Disclosures	27

Item 5 -	Other Information	27

Item 6 -	Exhibits	27

Signatures		28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value information)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,678	$1,391
Restricted cash	189	125
Accounts receivable, less allowance for doubtful accounts	1,612	3,069
Prepaid expenses and other current assets	543	747
Current assets before funds held for client	5,022	5,332
Funds held for clients	71,062	44,213
Total current assets	76,084	49,545
Property and equipment, net	1,402	1,382
Goodwill	30,944	30,944
Identifiable intangible assets, net of accumulated amortization of $560 at March 31, 2013	24,492	25,052
Deferred financing costs, net of accumulated amortization of $492 at March 31, 2013	3,901	4,393
Other assets	4,260	3,783
Cash and cash equivalents held in trust	-	1,948
Total assets	$141,083	$117,047

LIABILITIES
Current liabilities:
Current portion of long-term debt and derivative liability	$7,100	$7,479
Accounts payable and accrued expenses	8,717	8,284
Deferred revenue	256	470
Note payable to affiliate	87	15
Current liabilities before client fund obligations	16,160	16,248
Client fund obligations	71,062	44,213
Total current liabilities	87,222	60,461
Long-term debt, net of current portion	17,065	17,090
Derivative liability	1,020	2,110
Deferred income taxes	371	524
Other liabilities	1,932	2,326
Total liabilities	107,610	82,511
Common Stock, pending redemption of 320,486 shares at December 31, 2012	-	1,948

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued	-	-
Common Stock, $0.001 par value
Authorized 100,000,000 shares; 11,519,094 issued and outstanding at March 31, 2013 and December 31, 2012 (which excludes 320,486 shares pending redemption at December 31, 2012)	12	12
Additional paid-in capital	39,934	39,934
Accumulated deficit	(6,473)	(7,358)
Total Stockholders’ Equity	33,473	32,588
Total Liabilities and Stockholders’ Equity	$141,083	$117,047

The accompanying notes are an integral

part of these consolidated financial statements.

Universal Business Payment Solutions Acquisition Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	Successor	Predecessor

Processing revenues	$7,688	$4,629
Cost of processing revenues	4,184	3,009

Gross profit	3,504	1,620

Selling, general and administrative expenses	2,453	1,258
Change in fair value of contingent consideration liability	(450)	-
Amortization of intangibles	560	-
Depreciation	96	35

Operating income	845	327

Other expenses (income)
Interest expense, net	563	127
Amortization of deferred financing costs	492	-
Amortization of debt discounts and conversion options	283	-
Change in fair value of derivative liability	(1,405)	-

Income before income taxes	912	200

Income tax expense	27	27

Net income	$885	$173

Basic income per share	$0.08
Diluted income per share	$0.01

Weighted average shares outstanding:
Basic	11,519,094
Diluted	14,460,842

 The accompanying notes are an integral

part of these consolidated financial statements.

Universal Business Payment Solutions Acquisition Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Operating Activities	Successor	Predecessor
Net income	$885	$173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	96	35
Amortization of intangibles	560	-
Provision for losses on receivables	34	396
Amortization of deferred financing costs	492	-
Amortization of debt discounts and conversion options	283	-
Change in fair value of contingent consideration liability	(450)	-
Change in fair value of derivative liability	(1,405)	-
Change in deferred revenue	(214)	-
Change in operating assets and liabilities
Restricted cash	(64)	41
Accounts receivable	1,422	(1,894)
Prepaid expenses and other assets	204	182
Other assets	(477)	-
Accrued expenses	280	359
Net cash provided by (used in) operating activities	1,646	(708)

Investing Activities
Cash and cash equivalents released from Trust	1,948	-
Net increase in restricted cash and equivalents held to satisfy client fund obligations	(26,849)	-
Purchase of property and equipment	(116)	(87)
Net cash used in investing activities	(25,017)	(87)

Financing Activities
Payments on long-term debt	(356)	(108)
Trust funds paid to redeeming stockholders	(1,948)	-
Proceeds from notes payable	41	-
Net increase in client funds obligations	26,849	-
Proceeds from note payable to affiliate	72	-
Distributions to members	-	(150)
Net cash provided by (used in) financing activities	24,658	(258)

Net increase (decrease) in cash and cash equivalents	1,287	(1,053)

Cash and cash equivalents, beginning	1,391	2,217
Cash and cash equivalents, ending	$2,678	$1,164

Supplement Disclosure of cash flow information:
Cash paid for interest	$192	$34
Cash paid for taxes	$2	$-

The accompanying notes are an integral

part of these consolidated financial statements.

Universal Business Payment Solutions Acquisition Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles general accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of Universal Business Payment Solutions Acquisition Corporation and its subsidiaries (collectively the “Company” or “UBPS”) as of March 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the transition period ended December 31, 2012 included in the Transition Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 12, 2013.

Note 2.   Organization and Business Operations

The Company currently operates in one business segment, the Payment Processing Segment, which consists of two operating or reporting units: JetPay, LLC (“JetPay”) which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and AD Computer Corporation (“ADC”), which is a full-service payroll and related payroll tax payment processor. The Company also operates JetPay Card Services, a division which is focused on providing low-cost money management and payment services to un-banked and underbanked employees of our business customers. The Company entered these businesses upon consummation of the acquisitions of JetPay and ADC on December 28, 2012. See Note 3. Business Acquisitions.

The Company was incorporated in Delaware on November 12, 2010 as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. Until December 28, 2012, the Company’s efforts were limited to organizational activities, its initial public offering (the “Offering”) and the search for suitable business acquisition transactions.

Effective December 28, 2012, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements as of December 31, 2012 and the three months ended March 31, 2013 include the accounts of UBPS and its wholly owned subsidiaries, JetPay and ADC. All significant inter-company transactions and balances have been eliminated in consolidation. JetPay is considered the predecessor company and accordingly, their results of operations are included within the Statement of Operations for the three months ended March 31, 2012, which are included within this Quarterly Report on Form 10-Q. ADC’s results of operations are included in the Company’s consolidated financial statements post-acquisition. The results of operation for our corporate entity for the three months ended March 31, 2012, prior to consummation of the ADC and JetPay acquisitions, consisted largely of transaction costs and are not presented as they were deemed immaterial.

Note 3.   Business Acquisitions

On December 28, 2012, JetPay Merger Sub merged with and into JetPay, with JetPay surviving such merger. In connection with the closing, the Company paid approximately $6.9 million in cash to WLES L.P. (“WLES”), JetPay’s sole member, and issued a $2.3 million unsecured promissory note to WLES. This promissory note was recorded at its fair value of $1.49 million. Additionally, the Company issued 3,666,667 shares of its common stock to WLES, 3,333,333 of which were deposited in an escrow account to secure the obligations of WLES under the JetPay Agreement. See Note 11. Commitments and Contingencies. The stock consideration was valued at $19.25 million at the date of acquisition. The cash consideration was also subject to certain adjustments relating to the net working capital, cash and indebtedness of the JetPay Entities. In addition to the consideration that was owed to WLES at closing, WLES is entitled to receive $5,000,000 in cash and 833,333 shares of our common stock upon achievement of certain stock price targets based upon the trading price of the Company’s common stock. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The acquisition of JetPay provides the Company a base operation for providing merchant card processing services and the ability to cross-market to its merchant card processing services to its ADC payroll client base.

On December 28, 2012, ADC Merger Sub merged with and into ADC, with ADC surviving such merger. In connection with the closing, the Company paid $16.0 million in cash and issued 1.0 million shares of its common stock to the stockholders of ADC valued at $5.25 million at the date of acquisition. Additionally, the Company paid consideration of $324,000 related to working capital and tax adjustments as defined in the ADC Agreement. On the 24 month anniversary of the closing of the transaction, the ADC stockholders are entitled to receive an additional $2.0 million in cash consideration. The $2.0 million of deferred consideration was recorded as a non-current liability as of the date of acquisition at $1.49 million representing the estimated fair value of this future payment utilizing a 16% discount rate. The acquisition of ADC provides a base operation to the Company for providing payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services to its JetPay customer base.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below (in thousands):

Cash	$1,151
Accounts receivable	3,069
Prepaid expenses and other assets	4,763
Property and equipment, net	1,382
Funds held for clients	44,213
Goodwill	30,944
Identifiable intangible assets	25,052
Total assets acquired	110,574

Accounts payable and accrued expenses	4,969
Client fund obligations	44,213
Deferred tax liability	524
Promissory notes	8,663
Total liabilities assumed	58,369

Net assets acquired	$52,205

Assets acquired and liabilities assumed in the acquisitions of JetPay and ADC were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon their estimated fair values at such date. The results of operations of businesses acquired by the Company have been included in the statements of operations since their date of acquisition. The Company deemed the business combinations to have been completed as of December 31, 2012 in that the results of operations post December 28, 2012 to December 31, 2012 were immaterial. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

Unaudited pro forma results of operations information for the three months ended March 31, 2012 as if the Company and the entities described above had been combined on January 1, 2012 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
Three Months Ended March 31, 2012
(in thousands)
Revenues	$8,029
Operating income	$688
Net Loss	$(149)
Net Loss per share	$(0.02)

Note 4.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Use of Estimates

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets; legal contingencies, and assumptions used in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our Independent Sales Organization (“ISO”) clients. Recognized revenue is based on a percentage of the gross amount charged. Our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have however, historically experienced losses due to merchant defaults.

Revenues from our payroll processing operation is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenue, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay must bear the credit risk for the full amount of the transaction. JetPay evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $222,000 and $200,000 are recorded as of March 31, 2013 and December 31, 2012, respectively.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used, and assets to be disposed of, at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames. Certain tradenames are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using discounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships, tradenames, and software costs are amortized on a straight-line basis over their respective assigned estimated useful lives.

Income per share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the conversion of the Company’s convertible notes payable using the if-converted method. The dilutive effect of the conversion option in the $10 million Secured Convertible Promissory Notes Payable of 1,941,748 shares and potential issuable shares related to the conversion option in the Ten Lords, Ltd. Promissory Note Payable of 1,000,000 shares, a total of 2,941,748 shares, have been included in the dilutive income per share calculation in that the assumed conversion of the options would be dilutive to earnings.

For the three months ended March 31, 2013, the Company calculated diluted income per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, as follows: (in thousands, except share and per share data):

Numerator:
Net Income	$885
Effect of dilutive securities:
Convertible debt:
Interest expense, net of tax effect	439
Change in fair value of derivative liabilities	(1,405)
Amortization of note discounts	193
Numerator for diluted income per share	$112
Denominator:
Weighted-average shares outstanding	11,519,094
Effect of dilutive securities:
Assumed conversion of secured convertible note payable	1,941,748
Assumed conversion of Ten Lords, Ltd. promissory notes payable	1,000,000
Denominator for diluted income per share – weighted-average shares and assumed conversions	14,460,842

Diluted income per share	$0.01

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges recorded within other expense (income), using the effective interest method.

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

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Derivative liabilities	$2,110	$-	$-	$2,110
Contingent consideration	$1,540	$-	$-	$1,540
Totals	$3,650	$-	$-	$3,650

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Derivative liabilities	$1,020	$-	$-	$1,020
Contingent consideration	$1,090	$-	$-	$1,090
Totals	$2,110	$-	$-	$2,110

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

Three Months Ended March 31, 2013
Beginning balance	$3,650
Change in fair value of derivative Liability	$(1,090)
Change in fair value of contingent cash consideration	$(450)
Totals	$2,110

In connection with the debt proceeds received in connection with the issuance of the $10 million secured convertible notes (the “Notes”), the Company recorded a derivative liability of $2.11 million on its consolidated balance at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at March 31, 2013 of $1.02 million was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.22%; dividend yield: 0%; expected life of the option to convert of 1.75 years; and volatility: 29.6%.

Additionally, in connection with a promissory note payable to Ten Lords, Ltd., assumed in the acquisition of JetPay, the Company recorded a short-term derivative liability of $320,000 which is included in the current portion of long-term debt and derivative liability in the accompanying balance sheets related to the conversion feature embedded in the promissory note. The fair value of this derivative liability at March 31, 2013 of $5,000 was determined using the following assumptions: risk free interest rate: 0.125%; dividend yield: 0%; expected life of the option to convert of .75 years; and volatility: 25.0%. The change in fair value of this derivative liability of $315,000 for the three months ended March 31, 2013 is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay acquisition, WLES is entitled to receive $5,000,000 in cash and 833,333 shares of the Company’s common stock upon achievement of certain stock price targets based upon the trading price of the Company’s common stock. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock based component value of $840,000 as recorded at December 28, 2012, the JetPay acquisition date, remains unchanged at March 31, 2013 as a result of this component being recorded as equity. The fair value at March 31, 2013 of the cash based contingent consideration, valued at $250,000, was determined using a binomial option pricing model. The following assumptions were utilized in the March 2013 calculations: risk free interest rate: 0.73%; dividend yield: 0%; term of contingency of 4.75 years; and volatility: 34.4%.

The fair value of the Company’s common stock was derived from the per share price of recent sales of the Company’s common stock at the valuation date. Management determined that the results of its valuation are reasonable. The expected life represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available US Treasury yield curve rates. The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants and which are approved by the Chief Financial Officer. Level 3 financial liabilities consists of a derivative liability and contingent consideration related to the JetPay acquisition for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate. Level 3 fair value items disclosed above arose on December 28, 2012 with the consummation of the acquisitions of JetPay and ADC (the “Completed Transactions”).

The Company uses either a binomial option pricing model or the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of derivative liabilities are recorded as change in fair value of derivative liabilities within other expenses (income) on the Company’s statements of operations.

As of March 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities,” the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 13 –Subsequent Events, that would have required an adjustment or disclosure in the financial statements. See Note 13 –Subsequent Events below.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting standards, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 5.   Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents in the Trust Account at December 31, 2012 consisted of $1.95 million in a “held as cash” account and were disbursed to redeeming stockholder on January 2, 2013.

Note 6.   Property and Equipment, net

	March 31, 2013	December 31, 2012
	(in thousands)

Leasehold improvements	$302	$275
Equipment	438	442
Furniture and Fixtures	176	176
Computer Software	385	334
Vehicles	197	155
Total property and equipment	1,498	1,382
Less: Accumulated depreciation	(96)	-
Property and equipment, net	$1,402	$1,382

Depreciation expense was $96,308 and $34,429 for the for the three months ended March 31, 2013 (Successor) and March 31, 2012 (Predecessor), respectively.

Note 7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts payable	$2,507	$2,852
Contingency accrual	2,136	2,136
Accrued compensation	931	956
ACH clearing liability	464	529
Related party payables	382	285
Accrued agent commissions	357	344
Other	1,940	1,182
	$8,717	$8,284

Note 8.   Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in JetPay. Note amount excludes unamortized discount for conversion option and derivative liability of $1.87 and $2.11 million at March 31, 2013 and December 31, 2012, respectively.	$8,127	$7,890

Promissory note payable to Ten Lords, Ltd., interest rate of 6.25% through December 28, 2012 (predecessor), 9.5% from December 29, 2012 through June 26, 2013 and 13.5% from June 26 to December 28, 2013 payable in monthly payments of principal and interest of $63,809 with a final principal payment of $5.85 million due on December 28, 2013. Note amount includes a fair value premium of $135,000 and $180,000 at March 31, 2013 and December 31, 2012, respectively, as well as a derivative liability of $5,000 and $320,000 at March 31, 2013 and December 31, 2012, respectively.	5,792	6,180

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets of AD Computer Corporation and Payroll Tax Filing Services, Inc.	8,679	9,000

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $812,000 and $845,900 at March 31, 2013 and December 31, 2012, respectively.	1,519	1,486

Various other debt instruments related to equipment at JetPay and vehicles at ADC.	48	13
	24,165	24,569
Less current portion	(7,100)	(7,479)
	$17,065	$17,090

The Metro Bank term loan agreement requires the Company to provide Metro Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statement within 60 days after the end of each quarter. The Metro agreement also contains certain annual financial covenants which the Company was in compliance with as of December 31, 2012.

Maturities of long-term debt are as follows: 2013 – $7.3 million; 2014 – $11.3 million; 2015 – $1.3 million; 2016 – $1.3 million; 2017 – $3.6 million and $2.3 million thereafter.

Note 9.    Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2013 and December 31, 2012, there are no shares of preferred stock issued or outstanding.

Note 10.    Income Taxes

The Company recorded income tax expense of $27,000 in both the three months ended March 31, 2013 and 2012 (Predecessor), respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately 3.0% and 13.5% for the three months ended March 31, 2013 and 2012, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance. It is management’s belief that significant uncertainty exists with respect to future realization of the deferred tax assets. As a result, the Company increased its valuation allowance against deferred tax assets by $730,000 in the three months ended March 31, 2013.

No provision for federal income taxes has been made for Predecessor since these taxes are the responsibility of the individual members of the Predecessor. However, Predecessor is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax, and therefore, Predecessor has not recognized deferred taxes in the three months ended March 31, 2012.

As of March 31, 2013, the Company had cumulative U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $6.29 million. These NOLs, if not utilized, expire at various times through 2032. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets. As a result, the Company increased its valuation allowance against deferred tax assets by $730,000 in the three months ended March 31, 2013, and has a total valuation allowance of $3.22 million at March 31, 2013, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On January 16, 2013, the Company received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution. The Claim alleges that the Company breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which was consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2,135,782 plus interest and attorney’s fees and expenses. Although the Company intends to vigorously defend the Claim, the Company recorded an accrued liability of $2.14 million at December 31, 2012.

On or about March 13, 2012, a merchant of JetPay, Direct Air, abruptly ceased operations. As a result, Merrick Bank, JetPay’s sponsor with respect to this particular merchant has incurred chargebacks of approximately $25 million. Chargebacks related to Direct Air were minimal during the quarter ended March 31, 2013. Under an agreement between Merrick Bank and JetPay, JetPay may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay by Merrick Bank all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $254,000 were charged to JetPay by Merrick in the three months ended March 31, 2013. JetPay has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay is currently not a party to any litigation regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick Bank as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. This issue has caused JetPay to maintain additional funds on reserve with Merrick Bank pending resolution of the issue. Merrick and JetPay have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick Bank and therefore are not on the JetPay balance sheet; however, JetPay may be liable to Merrick Bank under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick Bank has forced JetPay to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation. From February 2013 through March 2013, Merrick released $500,000, from these reserves and continues to hold approximately $4.15 million of total reserves as of March 31, 2013.

As partial protection against any potential losses, the Company required that, upon closing of the JetPay acquisition, 3,333,333 shares of its common stock that was to be paid to WLES as part of the JetPay purchase price were placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, UBPS, and WLES as parties. If JetPay suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for the JetPay liability.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At March 31, 2013, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Note 12.    Related Party Transactions

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC (“UBPS Services”), an entity controlled by Mr. Shah, CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions on December 28, 2012. Additionally, in February 2013, the Company issued an unsecured promissory note to UBPS Services for $72,000. Total outstanding notes to UBPS Services at March 31, 2013 were $87,000.

ADC’s headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is approximately $40,000 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $120,450 for the three months ended March 31, 2013.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of AD Computer, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $8,216 for the three months ended March 31, 2013. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay retains a small backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, the President of JetPay. The terms of the lease are commercial. Rent expense was $9,000 for both the three months ended March 31, 2013 and 2012.

At the closing of the business acquisition of ADC, funds were paid to the ADC stockholders as a result of a preliminary working capital calculation. Prepaid expenses at December 31, 2012 included a receivable from the stockholders of ADC of $450,776 for an overpayment related to this preliminary calculation. The funds were repaid to the Company in February 2013.

Note 13.    Subsequent Events

On December 28, 2012, the Company received a letter from Nasdaq indicating that Nasdaq believed that the Company did not comply with IM-5101-2 by not providing Nasdaq with proper notice regarding the Completed Transactions. Nasdaq advised that such failure serves as a basis for delisting. The Company appealed the decision and attended an appeal hearing on March 7, 2013. Subsequent to the appeal hearing, the Company was granted an extension until April 15, 2013 to provide evidence to Nasdaq of having at least 300 round lot holders. The Company provided such evidence to Nasdaq on April 1, 2013. On April 15, 2013, the Company was notified by Nasdaq that the Company had satisfied the requirements for initial listing and that the Company’s common stock would continue to be traded on the Nasdaq Capital Market under the symbol “UBPS”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Transition Report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “UBPS,” “us,” “we” and “our” refer to Universal Business Payment Solutions Acquisition Corporation and its subsidiaries.

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

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously mentioned, we completed the acquisitions of JetPay and ADC on December 28, 2012. JetPay was determined to be the Predecessor Company and accordingly, their results of operations for the three months ended March 31, 2012 is included in this Quarterly Report on Form 10-Q as the Predecessor. ADC’s results of operations are included in our consolidated financial statements post-acquisition.

We are a provider of payment services – debit and credit card processing, payroll, and card services to businesses and their employees throughout the United States. We provide these services through two wholly-owned subsidiaries, JetPay, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings, and ADC, which provides payroll, tax filing, and related services to small and medium-sized employers. We also operate JetPay Card Services, a division which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers. Our principal executive offices are located at 1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312, and our telephone number at that location is (484) 324-7980. Our website is located at www.ubpsac.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

On December 28, 2012, ADC Merger Sub and JetPay Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay, respectively, surviving such mergers. In connection with the closing, we caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay’s sole member. Additionally, we issued 1 million shares of Common Stock to the stockholders of ADC and 3,666,667 shares of our common stock to WLES, 3,333,333 of which was deposited in an escrow account to secure certain obligations of WLES.

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

Results of Operations

The following table represents a comparison of the results of our operations, as Successor, for the three month period ended March 31, 2013 as compared to March 31, 2012 (Predecessor) (in thousands):

					Three Months Ended March 31, 2012
	For the Three Months Ended March 31, 2013				JetPay
	Consolidated	UBPS	ADC	JetPay	Predecessor
Processing revenue	$7,688	$-	$3,438	$4,250	$4,629
Cost of processing revenues	4,184	-	1,707	2,477	3,009
Gross profit	3,504	-	1,731	1,773	1,620
Selling, general, and administrative expenses	2,453	576	889	988	1,258
Change in fair value of contingent consideration liability	(450)	(450)	-	-	-
Amortization of intangibles	560	-	280	280	-
Depreciation	96	-	47	49	35
Operating income (loss)	845	(126)	515	456	327
Interest expense, net	563	326	91	146	127
Amortization of deferred financing, debt discounts, and conversion options	775	819	-	(44)	-
Change in fair value of derivative Liability	(1,405)	(1,090)	-	(315)	-
Income (loss) before taxes	912	(181)	424	669	200
Income tax expense	27	-	-	27	27
Net income (loss)	$885	$(181)	$424	$642	$173

We did not conduct any operations or generated any revenues until the acquisition of ADC and JetPay on December 28, 2012. Our activity from our inception in November 2010, through the closing of our Offering in May 2011, was in preparation for that event. After the Offering, our activity was limited to the evaluation of business combination candidates. We did not generate any operating revenues until the closing and completion of our initial business combination on December 28, 2012. We deemed the business combinations to have been completed as of December 31, 2012 in that the results of operations post December 28, 2012 to December 31, 2012 were immaterial. JetPay was deemed the Predecessor Company. Additionally, the result of operations for our corporate entity, UBPS, for the three months ended March 31, 2012 consisted largely of transaction costs and are not presented as they were deemed immaterial.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $2.5 million, or 31.9% of revenues for the three months ended March 31, 2013. SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions. UBPS incurred SG&A expenses of $576,000 during the three months ended March 31, 2013, net of $210,000 intercompany management fees from ADC and JetPay, included the salaries of the our executive officers; approximately $224,000 of outside accounting, tax and valuation service fees related to our year-end audit and recording of the completed acquisition transactions; and legal and other service fees related to filing of various SEC filings, including our recently filed registration statement. We also incurred legal costs related to our successful Nasdaq appeal and in defending our position regarding the previously mentioned EarlyBirdCapital dispute.

ADC

Revenues

The majority of ADC’s revenue, including revenue from its payroll tax processing operation, PTFS, totaled $3.4 million in the three months ended March 31, 2013. The majority of revenue from ADC and PTFS is derived from its payroll processing operations, which includes the calculations, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns including the collection and remittance of clients’ payroll tax obligations. ADC and PTFS experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. PTFS’ trust account earnings represent the interest earned on the funds held for clients trust balance. Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rate.

Expenses

ADC and PTFS’s most significant cost of processing revenues is its payroll and related expenses and facility overhead costs. These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. ADC and PTFS’s SG&A expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

JetPay (Predecessor)

Revenues

JetPay’s revenues fall into two categories: transaction processing revenue and merchant discount revenue. JetPay’s processing revenues consist of billings of transaction fees to its merchant and independent sales organizations (“ISO”) customers. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume. Merchant billings primarily consist of transaction fees and discount fees, which are a percentage of the dollar amount of each credit or debit transaction. JetPay derives the balance of its merchant billings from a variety of fixed transaction or service fees, and fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth. Revenues are recorded at the time service is provided.

Expenses

The most significant components of cost of processing revenues are salaries and other employment costs. These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Assessments and bank costs include assessment fees payable to card associations, which are generally a percentage of card volume, and bank sponsorship costs which are largely based upon transaction counts and volumes. SG&A expenses include stable costs such as occupancy and office costs and outside services. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. Interest expense is related to a loan to buy out the interest of a former JetPay partner. This expense is based upon a schedule of increasing interest rates over the life of the loan. JetPay has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy hearings and associated legal concerns surrounding this failed merchant.

Comparison of the three months ended March 31, 2013 and 2012 (Predecessor)

JetPay’s processing revenues decreased from $4.63 million in the three months ended March 31, 2012 to $4.25 million in the same period of 2013, a decrease of approximately $379,000, or 8.2%. The most significant decrease noted is within the JetPay ISO business, which decreased by $308,000, or 14.6%, a result of the loss of several large ISO relationships. We also experienced a decrease in our JetPay processing and clearing business of $81,000, or 7.6%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our largest internet customers. JetPay’s merchant services business remained consistent despite the loss of revenue from Direct Air beginning in March 2013. The cost of processing revenues decreased from $3.0 million, or 65% of revenues in the first quarter of 2012 to $2.5 million, or 58% of revenues in the first quarter of 2013, a decrease of $532,000 or 17.7%. The decrease in cost of processing revenues in 2013 was largely a result of an approximate $265,000 reduction in ISO agent commissions related to the previously noted decrease in ISO revenues and an approximate $100,000 decrease in chargeback processing costs with the majority of the Direct Air chargeback losses occurring in 2012. As previously noted, JetPay recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 1. Legal Proceedings. Overall gross profit increased from $1.62 million in the first quarter of 2012 to $1.77 million in the first quarter of 2013 as a result of a change in revenue mix to more profitable JetPay processing and merchant service revenues versus less profitable ISO revenues and the significant decrease in cost of processing revenues. SG&A expenses decreased from $1.3 million in the first quarter of 2012 to $988,000 in the same period of 2013, a decrease of approximately $270,000, or 21.5%, largely due to an approximate $360,000 decrease in bad debt expense, offset partially by an approximate $92,000 increase in legal fees, the majority related to the Direct Air matter. JetPay also decreased its advertising costs and added additional professionals in its technology area in 2013. As a result of the increase in gross profit, the decrease in SG&A expenses, and the $315,000 change in fair value of a derivative liability, JetPay’s net income increased from $173,000 in the first quarter of 2012 to $642,000 in the first quarter of 2013.

Liquidity and Capital Resources

Following the consummation of the Completed Transactions, liquidity and capital resource management will be our focus to pursue the funding we will need to meet our short-term working capital needs and long term needs for debt service and possible future acquisitions. We believe that the investments made by JetPay and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. Our cash requirements include funding sales people, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure, servicing our debt, and making acquisitions of businesses or assets.

Cash and cash equivalents were $2.7 million at March 31, 2013, excluding $189,000 of the Company’s cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $4,152,000 of cash reserves held by Merrick Bank (the “Merrick Cash Reserve”), JetPay’s sponsor bank, of which approximately $3.55 million is specifically related to the Direct Air matter described above. The Merrick Cash Reserve of $4,152,000 and $3,675,000 at March 31, 2013 and December 31, 2012, respectively, are recorded as a non-current assets under the caption “Other Assets”. Also See Item 1. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 41.9% at March 31, 2013 and 45% at December 31, 2012. As of March 31, 2013, we had negative working capital, excluding funds held for clients and client funds obligations of approximately $11.1 million, which includes an approximate $5.85 million principal payment due on December 28, 2013 related to the Ten Lords, Ltd. promissory note payable assumed in the JetPay acquisition and the previously mentioned $2.14 million accrual for the EarlyBirdCapital disputed fees.

We expect to fund our cash needs primarily with cash flow from our operating activities. We will require approximately $3.56 million to cover our interest and principal payments for the twelve months ending March 31, 2014, exclusive of the final payment of $5.85 million due on December 28, 2013 related to the $6.0 million note we assumed in connection with the acquisition of JetPay as noted above. We are currently working to obtain alternative financing sources to fund this final debt payment but there can be no assurances that we will be able to do so on favorable terms and the price of our common stock may decline as a result thereof.

Capital expenditures were $115,900 and $86,800 for the three months ended March 31, 2013 (Successor) and for the three months ended March 31, 2012 (Predecessor), respectively. We estimate capital expenditures for all of our ongoing operations, including JetPay and ADC, at approximately $200,000 to $260,000 for the remainder of 2013, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay’s sponsor bank as a result of the Direct Air chargeback matter, described above. At March 31, 2013, total cash reserves held by Merrick Bank were approximately $4.15 million, including approximately $3.55 million specifically related to the Direct Air matter, net of $500,000 of funds released to us from the reserve account in February 2013. Additionally, Merrick Bank continues to deposit approximately $300,000 to $350,000 per month of JetPay’s current cash flow into the reserve account. While we continue to defend the chargeback claims and work with Merrick Bank to release additional cash reserves, there can be no assurance as to the timing of this cash release. To eliminate this current cash flow issue, we are working with other banking institutions as an alternative sponsoring bank to Merrick Bank, which will allow JetPay to utilize its full monthly cash flow. As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay purchase price were placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, UBPS, and WLES as parties, If JetPay suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay liability. See Item 1. Legal Proceedings.

In the past, we have been successful in obtaining financing by obtaining loans. To fund and integrate future acquisitions or new business initiatives, we will need to raise additional capital through loans or additional investments from our stockholders, officers, directors, or other third parties. None of the initial stockholders, officers or directors is under any obligation to advance funds to, or invest in, us. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to delay or forego additional acquisitions and we may need to seek additional related party notes payable.

As disclosed on our Current Report on Form 8-K filed with the SEC on January 22, 2013, on January 16, 2013, we received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2.07 million and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which were consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2.14 million, including interest and attorney’s fees and expenses. Although we intend to vigorously defend the Claim, an accrual of $2.14 million has been recorded in SG&A expenses in the three months ended December 31, 2012.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Debt Capitalization and Other Financing Arrangements

At March 31, 2013, we had borrowings of approximately $24.2 million, net of an unamortized discount for a conversion option classified as a derivative liability of $1.87 million at March 31, 2013 related to the $10.0 million notes described below. Borrowings are also net of fair value discounts totaling $677,000 at March 31, 2013 relating to the Ten Lords Ltd. promissory note and the WLES note, both described below. We had a letter of credit outstanding at March 31, 2013, of $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

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

On December 28, 2012, we entered into an Assumption Agreement with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement assuming an $8.3 million note which was paid down to $6.0 million at the closing of the JetPay acquisition. Additionally, we agreed to guarantee JetPay’s obligations with respect to an existing loan agreement between JetPay, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). Amounts outstanding under the loan will be convertible at the holders’ option into shares of our common stock at a conversion price of $6.00 per share, unless JetPay is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share and (ii) the average trading price of shares of our common stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter. In exchange for the foregoing, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay Agreement. JetPay was obligated to pay any amounts still outstanding on the existing loan in excess of $6.0 million upon closing of the transactions contemplated by the JetPay Agreement. All amounts outstanding under the loan agreement must be repaid within one year.

On December 28, 2012, the ADC Entities, as borrowers, entered into the Loan and Security Agreement with Metro Bank (“Metro”) as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a Free Cash Flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of the ADC Entities, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan and requires us to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of December 31, 2012.

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

At December 28, 2012 in connection with securing certain debt financing to consummate the completed transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 relates to certain of our founding stockholders agreeing to transfer 832,698 shares of common stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," we recorded a $4,370,000 stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, we incurred and recorded $23,000 of deferred financing costs. Unamortized deferred financing costs were $3.9 million at March 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2013, including fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt (1)	$27,029	$7,279	$12,597	$4,903	$2,250
Minimum operating lease payments	2,114	729	1,284	101	-
Total	$29,143	$8,008	$13,881	$5,004	$2,250

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (2)	$100	$100	-	-	-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $2.16 million.
(2)	Outstanding letters of credit of $100,000 represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows – Successor

Operating Activities. Net cash provided by operating activities totaled $1.65 million for the three months ended March 31, 2013. Cash provided by operating activities in this period was primarily due to net income of $885,000 combined with a decrease in accounts receivable of $1.4 million, an increase in accounts payable and accrued expenses of $280,000, and non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $1.34 million. This increase in cash was partially offset by an increase in other assets of $477,000, a non-cash change in the fair value of a derivative liability of $1.4 million, and a non-cash change in the fair value of a contingent consideration liability of $450,000.

Investing Activities. Cash used in investing activities totaled $25 million for the three months ended March 31, 2013, including an increase of $26.8 million in restricted cash and equivalents held to satisfy client obligations, partially offset by $1.95 of cash and cash equivalents released from trust to pay redeeming stockholders.

Financing Activities. Cash provided by financing activities totaled $ 24.7 million for the three months ended March 31, 2013, which includes a $26.8 million increase in client fund obligations, partially offset by $1.95 million of trust funds used to pay redeeming stockholders, and $356,000 of cash used for routine payments on long-term debt.

Cash Flows - (Predecessor)

Operating activities. Net cash used in operating activities by JetPay totaled $708,000 for the three months ended March 31, 2012 principally related to an increase in an increase in accounts receivable of $1.9 million partially offset by net income of $173,000 and a provision for losses on receivables of $396,000.

Investing activities. Net cash used in investing activities by JetPay totaled $87,000 for the three months ended March 31, 2012 related to the purchase of property and equipment.

Financing activities. Net cash used in financing activities by JetPay totaled $258,000 for the three months ended March 31, 2012 related to routine payments of $108,000 on long-term debt and $150,000 for distributions to its sole member.

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

Effects of Inflation

ADC’s and JetPay’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenue.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described in Note 4 to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of Bipin C. Shah, our Chief Executive Officer (the “CEO”), and Gregory M. Krzemien, our Chief Financial Officer (the “CFO”), and completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2013 to ensure that information relating to us that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed, during the three month transition period ended December 31, 2012, we did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. Management and the Board of Directors initiated the implementation of corrective measures to address the material weakness described above by appointing a new Chief Financial Officer, having public company experience, on February 7, 2013. Additionally, we hired a new corporate controller on April 2, 2013. Our newly hired Chief Financial Officer and corporate controller, along with other key members of the management team, are currently in the process of integrating the recently acquired businesses as well as implementing an appropriate internal control structure which includes identifying and documenting our internal controls over financial reporting. In an effort to continue to remediate the previously identified material weakness and enhance our internal controls, we plan to further increase our personnel resources as deemed necessary. We anticipate completing our implementation of an effective financial reporting control structure in the third quarter of 2013. Due to the material weakness that existed prior to the appointment of our new Chief Financial Officer, in preparing our financial statements for the three months ended March 31, 2013, we performed additional analysis and other procedures to ensure that such financial statements fairly presented our consolidated financial condition in all material respects in accordance with US GAAP. We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended March 31, 2013.

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

(b)	Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting are described above. Our newly hired Chief Financial Officer and corporate controller, along with other key members of the management team, are currently in the process of integrating the recently acquired businesses as well as implementing an effective financial reporting control structure, which includes identifying and documenting the Company’s internal controls. Such efforts are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 11. Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Transition Report on Form 10-KT for the transition period ended December 31, 2012, except as follows:

JetPay may be forced to transfer certain merchants from Merrick Bank to a different sponsor bank. Another of JetPay’s sponsor banks, Meridian Bank, has determined to exit the sponsorship business. If JetPay is unable to complete the transition to a new sponsor bank to process transactions with respect to either the Merrick or the Meridian merchants, JetPay’s business and financial results could adversely be affected.

As a result of the chargebacks Merrick Bank has sustained with respect to Direct Air, JetPay may need to transfer the processing activities of certain merchants identified by Merrick Bank to other sponsor banks. As a result of Meridian Bank’s decision to exit the sponsorship business, JetPay will need to transfer the sponsorship of the Meridian merchants. Accordingly, JetPay has located and is in the process of transitioning to a new sponsor bank to process the transactions of such merchants. If JetPay is unable to successfully complete the transition to the new sponsor bank or if necessary, locate another sponsor bank to process transactions for such merchants, JetPay would be unable to process transactions for such merchants and such merchants may elect to move to a different processor instead of staying with JetPay. JetPay’s business and financial results could adversely be affected as a result.

If we are unable to finance our business, we may need to seek capital at unfavorable terms and our stock price may decline as a result thereof.

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay’s sponsor bank as a result of the Direct Air chargeback matter described herein. At March 31, 2013, total cash reserves held by Merrick Bank were approximately $4,152,000, including approximately $3.55 million specifically related to the Direct Air matter, net of $500,000 of funds released to us from the reserve account in February 2013. Additionally, Merrick Bank continues to deposit approximately $300,000 to $350,000 per month of JetPay’s current cash flow into the reserve account. While we continue to defend the chargeback claims and work with Merrick Bank to release additional cash reserves, there can be no assurance as to the timing of this cash release. Additionally, we recently entered into a contract with a new sponsoring bank as an alternative sponsoring bank to Merrick Bank, which may, when consummated, allow JetPay to utilize its full monthly cash flow upon completion of the implementation phases projected for June 2013. Lastly, we assumed a note in connection with the acquisition of JetPay for $6.0 million, which has a final principal payment of $5.9 million maturing on December 28, 2013. We are currently working on alternative financing sources to pay off this debt but there can be no assurances that we will be able do so on favorable terms and the price of our common stock may decline as a result thereof. Additionally, such debt can be converted into our common stock at the average of the trading price of our common stock over the 10 days preceding the notice to convert if we are unable to pay such debt when it matures. If the price is below the $5.15 price at which our 12% note holders can convert, we would be required to adjust their conversion price downwards which could also create potential dilution for our other shareholders.

We could be delisted from the Nasdaq Capital Market if we fail to comply in the future with Nasdaq’s continuing listing requirements.

Our common stock is listed on the Nasdaq Capital Market and is subject to the continuing listing requirements of the Nasdaq Capital Market, including maintaining a stock closing price above $1.00 and certain other financial measurements. If we are unable to continue to meet the continuing listing requirements, we could be delisted from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded on the Over-The-Counter Bulletin Board, more commonly known as OTCBB. Many stocks on the OTCBB trade less frequently and in smaller volumes than stocks listed on the Nasdaq Capital Market, which could materially and may adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

Item 3. Defaults Upon Senior Securities

(a)	None.

Item 4. Mine Safety Disclosures

(a)	None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Business Payment Solutions Acquisition Corporation

By: /s/ Bipin C. Shah

Bipin C. Shah, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Gregory M. Krzemien

Gregory M. Krzemien, Chief Financial Officer

and Chief Accounting Officer

(Principal Financial Officer)

DATE:	May 14, 2013

EXHIBIT INDEX

Exhibit No.	Description

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith.

