Form 10-K/A
period 2012-09-30
Universal Business Payment Solutions Acquisition Corp
filed 2013-06-14
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of January 11, 2013, the latest practicable date, 11,519,094 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Form 10-K for the fiscal year ended September 30, 2012 (“Amended Report”) pursuant to a SEC comment letter dated May 28, 2013. This Amended Report is being filed to amend the disclosures in “Item 9A. Controls and Procedures” and “Item 15. Exhibits, Financial Statement Schedules” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on January 14, 2013 (“Original Report”). Item 15 has been changed solely to amend the report of our independent registered accounting public accounting firm. This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

2

TABLE OF CONTENTS

PAGE
PART II.

Item 9A. Controls and Procedures	4

PART IV.

Item 15. Exhibits, Financial Statement Schedules	6

Signatures	9

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting refers to a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Because of inherent limitations, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework to Internal Control Environment.

Management has concluded that it did not design and maintain effective controls in that it did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements as of September 30, 2012. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. Due to this material weakness, in preparing our financial statements for the year ended September 30, 2012, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended September 30, 2012.

Management is pursuing the implementation of corrective measures to address the material weakness described above. In an effort to remediate the previously identified material weakness and other deficiencies and enhance our internal controls, we plan to increase our personnel resources and technical accounting expertise.

We believe the remediation measures described will be a step towards remediating the material weakness we previously identified and in strengthening our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit only management’s report in this Annual Report on Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Business Payment Solutions Acquisition Corporation

We have audited the accompanying consolidated balance sheets of Universal Business Payment Solutions Acquisition Corporation and its Subsidiaries (collectively the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2012, for the period from November 12, 2010 (inception) through September 30, 2011 and for the period from November 12, 2010 (inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Business Payment Solutions Acquisition Corporation and its Subsidiaries, as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended September 30, 2012, for the period from November 12, 2010 (inception) through September 30, 2011 and for the period from November 12, 2010 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY
January 14, 2013

(a)(3)	Exhibits: See Exhibit Index appearing on page 8 of this report.

7

Exhibit Index

Exhibit No.	Document Description
31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: June 13, 2013	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	June 13, 2013
	Bipin C. Shah	(principal executive officer)

By:	*	Chief Financial Officer	June 13, 2013
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	*	Chief Marketing Officer and Secretary	June 13, 2013
Peter Davidson

By:	*	Director	June 13, 2013
Richard S. Braddock

By:	*	Director	June 13, 2013
Frederick S. Hammer

By:	*	Director	June 13, 2013
Jonathan M. Lubert

By:	*	Director	June 13, 2013
Robert Palmer

By:	*	Director	June 13, 2013
Arthur F. Ryan

*By:	/s/ Bipin C. Shah
Bipin C. Shah, as Attorney in Fact

