Form 10-KT/A
period 2012-12-31
Universal Business Payment Solutions Acquisition Corp
filed 2013-06-14
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K for the transition period ended December 31, 2012 (“Amended Report”) pursuant to a SEC comment letter dated May 28, 2013. This Amended Report is being filed to amend the disclosures in “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”, “Item 9A. Controls and Procedures” and “Item 15. Exhibits, Financial Statement Schedules” of our Transition Report on Form 10-K for the transition period ended December 31, 2012 filed with the SEC on April 12, 2013 (“Original Report”). This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

TABLE OF CONTENTS

		PAGE
PART I.

Item 1.	Business	1

PART II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 9A.	Controls and Procedures	28

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	30

Signatures		60

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

Consideration

Upon the closing of the transactions contemplated by the JetPay Agreement, WLES was entitled to receive aggregate consideration consisting of: (a) $28,000,000 in cash (the “JetPay Cash Merger Consideration”); and (b) 2,000,000 shares of our common stock (the “JetPay Stock Merger Consideration”). The JetPay Cash Merger Consideration and JetPay Stock Merger Consideration were subject to adjustment to the extent more than 4,740,746 shares of common stock were redeemed in connection with the transaction. For every share redeemed in excess of such threshold, the JetPay Cash Merger Consideration was to be reduced up to a maximum of $10,000,000 based upon the product of such excess redemptions and $6.08, and the JetPay Stock Merger Consideration was to be increased up to a maximum of 1,666,667 shares by the product of such excess redemptions and 1.0133. The JetPay Cash Merger Consideration was also subject to certain adjustments relating to net working capital, cash and indebtedness of the JetPay Entities. In addition to the Closing Date Merger Consideration, WLES, through December 28, 2017, is entitled to receive $5,000,000 in cash and 833,333 shares of our common stock if the trading price of our common stock is at least $9.50 for any 20 trading days out of a 30 trading day period. Also at the closing of the transactions contemplated by the JetPay Agreement, in accordance with the terms and conditions of the JetPay Agreement, we agreed to deposit up to $10,000,000 of the JetPay Cash Merger Consideration and no fewer than 1,666,667 shares of the JetPay Stock Merger Consideration, subject to the adjustment of the JetPay Cash Merger Consideration and the JetPay Stock Merger Consideration set forth above with respect to excess redemptions, in an escrow fund, which was to be available to UBPSAC and JetPay as the surviving entity, as partial security for WLES’s obligations under the JetPay Agreement. We agreed to enter into an escrow agreement with JetPay and JP Morgan, as escrow agent thereunder, to govern the rights and obligations of the parties thereto with respect to such funds. After signing the JetPay Agreement, we agreed to permit Merrick Bank to become a party to the escrow agreement and to be the primary beneficiary of the escrow fund in order to secure JetPay’s obligations to Merrick Bank pursuant to the Direct Air litigation, which is more fully described in Item 3 –Legal Proceedings.

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

Closing of Completed Transactions

On December 28, 2012, pursuant to the ADC Agreement and the JetPay Agreement, ADC Merger Sub and JetPay Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay surviving such mergers. In connection with the closing, we caused $16,000,000 in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay’s sole member. Pursuant to the JetPay Agreement, 1,666,667 shares of our common stock were issued in lieu of $10 million of the cash consideration payable to the sole member of JetPay. In addition, we assumed approximately $6 million of indebtedness from an existing creditor of JetPay and paid approximately $2.2 million to such creditor, as more fully described below under the heading “Assignment and Assumption Agreement.” We issued an approximately $2.3 million promissory note to the sole member of JetPay, as more fully described below under the heading “Note and Indemnity Side Agreement.” Finally, as a result of a working capital adjustment, approximately $700,000 was deducted from the cash merger consideration payable, resulting in a total of $6.8 million being paid to WLES, JetPay’s sole member. Additionally, we issued 1,000,000 shares of our Common Stock to the stockholders of ADC and 3,666,667 shares of our Common Stock to WLES, 3,333,333 of which were deposited into an escrow account to secure the obligations of WLES under the JetPay Agreement. Such shares will be released only upon resolution of all outstanding potential liability with respect to the Direct Air matter more fully described under the heading “Legal Proceedings”.

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

Transaction Activities

Upon consummation of the Completed Transactions, we used $68,819,668 of the funds held in the trust account (i) to pay certain of our aggregate costs, fees and expenses in connection with the consummation of the Completed Transactions, (ii) to pay tax obligations and (iii) to pay our stockholders who properly exercised their redemption rights. On December 28, 2012, our public stockholders requested redemption of 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share for an aggregate payment to the redeeming stockholders of approximately $60,755,000 of which $58,807,000 was released from the trust and of which $1,948,000 was pending redemption, each as of December 31, 2012.

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

Our overall business strategy is to provide payment processing services to small to medium-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at both JetPay and ADC to penetrate new customer niches and geographic markets, including developing creative incentive compensation plans to target new business and increase current business margins. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to ADC’s payroll customers and payroll processing services to JetPay’s credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, Independent Sales Organizations and/or payroll processors to integrate into our JetPay and ADC operations. Our acquisition strategy is focused on identifying small to medium-sized companies that provide either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach. Both our JetPay and ADC operations have significant under-utilized processing capacity which can be leveraged to create additional processing revenues. Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay and ADC operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

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

We expect our SG&A expenses will increase as we increase our headcount to support our planned sales growth and enhance our operations. Additionally, we expect to incur increased audit, legal, valuation, regulatory and tax-related services expenses that are associated with maintaining compliance with listing exchange and SEC reporting requirements, as well as director and officer insurance premiums and investor relations costs associated with being a public company.

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

JetPay (Predecessor)

Components of Revenue and Expenses

Revenues

JetPay’s revenues fall into two categories: transaction processing revenue and merchant discount revenue. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume. Merchant billings primarily consist of transaction fees and discount fees, which are a percentage of the dollar amount of each credit or debit transaction. JetPay derives the balance of its merchant billings from a variety of fixed transaction or service fees, and fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring or processing bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth. Revenues are recorded at the time service is provided.

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

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay does not experience attrition in the same form as most of its competitors. Most of JetPay’s competitors have large portfolios of small businesses (SME) and these businesses change their payments provider quickly and for many reasons. JetPay’s portfolio is made up of more medium to large businesses and they are more cautious in making changes to payment providers, therefore not changing as often. However, because of the volume that each of these merchants produce, when one leaves it may have a significant impact on operating results. JetPay monitors its customer losses for both numbers of merchants as well as merchant monthly processing transaction volumes. For the period from January 1, 2012 to December 28, 2012, JetPay’s customer attrition was approximately 20.0%, or an approximate 600 customers reduction from approximately 3,025 merchants existing on December 31, 2011. This reduction was offset by the addition of approximately 1,090 new merchants, resulting in a net increase in JetPay’s merchant portfolio of approximately 16.0%. With respect to monthly processing transaction volumes, the lost merchants represented approximately $36.0 million of monthly processing transaction volume or approximately 1.3% of JetPay’s 2011 volume of approximately $2,573 million. The new merchants that JetPay added in 2012 represented approximately $15.7 million of monthly processing transaction volume, resulting in a net decrease in monthly processing transaction volume of approximately $20.3 million. The majority of the lost volume in 2012 occurred in February and March of 2012, and was primarily related to Direct Air and another large travel company.

Expanded Markets

JetPay has recently expanded in processing for ISO’s. It does this in two forms, as a processor only, JetPay produces revenue from the authorization, clearing, and settlement functions only and does not participate in the discount revenue or risk of the merchant. In a shared relationship, JetPay does share in the discount revenue of the merchant, and may take or share risk. This market has experienced strong growth in 2012 and JetPay expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Our expansion in 2012 was negatively affected by management’s time being diverted to dealing with the Direct Air issue as well as the acquisition of JetPay by the Company. Sales and marketing will begin to target new customers and customer segments for sales in 2013. Revenue in this market area will be based on transactions processed and services provided.

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

Comparison of period ended December 28, 2012 to year ended December 31, 2011 (Predecessor)

JetPay’s processing revenues increased from $17.5 million in 2011 to $18.3 million in 2012, an increase of approximately $835,000, or 4.8%. The most significant increase was noted within the JetPay processing-only business which increased by $590,000, or 14.7%, resulting from new processing only relationships with several large ISOs and continued growth within JetPay’s largest travel based client. JetPay also experienced an increase in its ISO business of $672,000, or 9.0%, as JetPay’s ISOs relationships added in 2011 continue to increase their merchant volumes in 2012. The increase in revenues within the processing-only and the ISOs divisions was partially offset by a $428,000, or 7.1% decrease in the direct merchant division largely as a result of the loss of business from Direct Air in March, 2012. The cost of processing revenues increased from $12.0 million in 2011 to $13.1 million in 2012, an increase of approximately $1.1 million, or 9.1%. Cost of processing revenues in both 2012 and 2011 included significant losses for chargebacks, including losses of approximately $1.54 million in 2012 related to the Direct Air bankruptcy and $1.9 million in 2011 related to a merchant that delivered fraudulent transactions. As previously noted, JetPay recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 3. Legal Proceedings. In addition to the chargeback losses, JetPay also incurred approximately $280,000 of chargeback processing fees in 2012 related to the Direct Air matter. Overall gross profit decreased from $5.4 million in 2011 to $5.1 million in 2012, a decrease of $262,000, or 4.8%. This decrease in gross profit was largely the result of the reduction of the direct merchant business revenues and increased chargeback losses and related processing fees in 2012. Selling, general and administrative expenses (“SG&A”) increased from $2.6 million in 2011 to $4.0 million in 2012, an increase of approximately $1.4 million, or 52%, largely due to an approximate $905,000 increase in legal fees, the majority related to the Direct Air matter as well as costs incurred related to the 2011 fraudulent merchant matter. SG&A expenses also increased due to increased bad debt expenses, specifically for a $177,000 loss on a merchant card customer and a general increase in bad debt reserves in 2012. JetPay also increased its advertising costs to attract new business and added additional professionals in its technology area in 2012 to enhance customer service though advances in its technology platforms As a result of the decline in direct merchant business, which was offset by an increase in less profitable ISO business and the significant losses and expenses incurred related to the Direct Air matter in 2012, JetPay’s net income decreased from $2.1 million in 2011 to $397,000 in 2012.

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

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2012, the derivative liability and the fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
		Less than	One to Three	Three to Five	More than
Contractual obligations (1)	Total	One Year	Years	Years	5 years
Long-term debt (1)	$27,344	$7,299	$12,571	$4,903	$2,571
Minimum operating lease payments	2,345	771	1,314	260	-
Total	$29,689	$8,070	$13,885	$5,163	$2,571

	Amounts Expiring Per Period
		Less than	One to Three	Three to Five	More than
Other Commercial Commitments	Total	One Year	Years	Years	5 years
Standby letters of credit (2)	$100	$100	-	-	-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $2.4 million.
(2)	Outstanding letters of credit of $100,000 represents collateral with respect to a front-end processing relationship with a credit card company.

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

Revenues from our credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our Independent Sales Organization clients. The majority of our revenue within our credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where we are only the processor of transactions, we charge transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with Independent Sales Organizations (“ISOs”) for whom we process credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. Our contracts in most instances involve three parties: us, the merchant, and the sponsoring or processing bank. Under these sales arrangements, our sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations and pays us the residual payment representing our fees for the services provided. Accordingly, under these arrangements, we record the revenue net of interchange and assessments fees charged by the credit card associations. Additionally, our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have however, historically experienced losses due to merchant defaults.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in material changes to its financial position.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework to Internal Control Environment.

Management has concluded that it did not design and maintain effective controls in that it did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements as of December 31, 2012. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. On February 7, 2013 the Board of Directors appointed a Chief Financial Officer with the necessary qualifications to prepare a complete set of financial statements in accordance with US GAAP as well as the qualifications to implement a proper internal control structure. Due to this material weakness prior to the appointment of the new Chief Financial Officer, in preparing our financial statements for the three month transition period ended December 31, 2012, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP.

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

Additionally, as discussed more fully in Note 1 to our consolidated financial statements and elsewhere in this Transition Report on Form 10-K, on December 28, 2012, we acquired JetPay and ADC, two privately held corporations in two separate purchase business combinations. Prior to the transactions, JetPay and ADC were privately held companies, and therefore their controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for JetPay and ADC and the implementation of internal control over financial reporting for the post-combination consolidated entities have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the internal control over financial reporting of these acquired companies as of December 31, 2012. Accordingly, management’s assessment of our internal control over financial reporting does not include internal control over financial reporting of JetPay and ADC at December 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fiscal quarter covered by this Transition Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit only management’s report in this Transition Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefor have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 59 of this report.

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

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIENCY AND STOCKHOLDERS’ EQUITY
(In thousands, except share information)

						Total
	Member’s	Common Stock		Additional	Accumulated	Stockholder’s
	Deficiency	Shares	Amount	Paid-In Capital	Deficit	Equity

Predecessor
Deficiency as of January 1, 2011	$(5,517)	$-	$-	$ `-	$-	$-

Distribution to member	(1,650)	-	-	-	-	-

Net Income	2,099	-	-	-	-	-

Deficiency as of December 31, 2011	(5,068)	-	-	-	-	-

Distribution to member	(357)	-	-	-	-	-

Net Income	397	-	-	-	-	-

Deficiency as of December 28, 2012	$(5,028)	$-	$-	$-	$-	$-

Successor
Common stock issued November 10, 2010 (Inception) for cash (1)		3,000,000	$3	$22	$-	$25

Proceeds from issuance of Warrants for cash		-	-	3,480	-	3,480

Sale of 12 million units, net of underwriter’s discount and other offering costs totaling $2,633		12,000,000	12	69,355	-	69,367

Net proceeds subject to possible redemption (11,171,999 shares at redemption value)		(11,171,999)	(11)	(67,691)	-	(67,702)

Proceeds from issuance of UPO for cash (2)		-	-	-	-	-

Repurchase of 658,000 units in accordance with Company’s Share Repurchase Plan		(658,000)	(1)	(3,796)	-	(3,797)

Reduction of net proceeds subject to possible redemption		655,708	1	3,796	-	3,797

Net Loss					(90)	(90)

Balance at September 30, 2011		3,825,709	4	5,166	(90)	5,080

Repurchase of 22,307 units in accordance with Company’s Share Repurchase Plan		(22,307)	-	(129)	-	(129)

Reduction of net proceeds subject to possible redemption		22,224	-	129	-	129

Net Loss		-	-	-	(615)	(615)

Balance at September 30, 2012		3,825,626	4	5,166	(705)	4,465

Common stock issued for warrant conversion		2,527,359	3	(3)	-	-

Reduction of net proceeds subject to possible redemption		499,442	-	3,036	-	3,036

Contingent stock consideration - JetPay		-	-	840	-	840

Non-cash stock transaction cost		-	-	2,030	-	2,030

Deferred financing costs		-	-	4,370	-	4,370

Common stock issued for acquisitions		4,666,667	5	24,495		24,500

Net Loss		-	-	-	(6,653)	(6,653)
Balance at December 31, 2012		11,519,094	$12	$39,934	$(7,358)	$32,588

(1)	Reflects the cancellation of 450,000 shares of common stock that were forfeited on June 27, 2011 by the initial stockholders upon the underwriter’s election not to exercise their over-allotment option.
(2)	Value is less than $1,000.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(In thousands)

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period November 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor
Operating Activities
Net (loss) income	$(6,653)	$(615)	$(90)	$397	$2,099
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	-	-	-	140	97
Provision for losses on receivables	-	-	-	348	-
Non-cash expense related to Officer/Director grant of personal shares	2,030	-	-	-	-
Change in operating assets and liabilities
Restricted cash	-	-	-	-	-
Accounts receivable	-	-	-	401	139
Prepaid expenses and other assets	223	-	-	(2,549)	(49)
Accrued expense	3,459	244	15	799	679
Net cash (used in) provided by operating activities	(941)	(371)	(75)	(464)	2,965

Investing Activities
Investment in restricted cash and cash equivalents	-	(9)	(72,728)	-	-
Acquisition of businesses, net of cash acquired of $1,026	(22,097)	-	-	-	-
Purchase of property and equipment	-	-	-	(427)	(139)
Loans to related parties	-	-	-	-	(39)
Cash and cash equivalents released from trust	66,863	-	-	-	-
Amounts released from restricted cash and cash equivalents to repurchase shares of common stock	-	129	3,797	-	-
Net cash provided by (used in) investing activities	44,766	120	(68,931)	(427)	(178)

Financing Activities
Payments on long-term debt	(2,331)	-	-	(411)	(554)
Trust funds paid to redeeming stockholders	(58,807)	-	-	-	-
Proceeds from long-term debt	19,000	-	-	-	-
Distributions to member	-	-	-	(357)	(1,650)
Proceeds from sale of common stock to initial shareholders	-	-	25	-	-
Proceeds from note payable to affiliate	91	335	125	417	-
Repayment of note payable to affiliate	(411)	-	(125)	-	-
Proceeds from public offering	-	-	72,000	-	-
Proceeds from issuance of warrants	-	-	3,480	-	-
Repurchase of common stock	-	(129)	(3,797)	-	-
Payment of offering costs	-	-	(2,633)	-	-
Net cash (used in) provided by financing activities	(42,458)	206	69,075	(351)	(2,204)

Net increase (decrease) in cash and cash equivalents	1,367	(45)	69	(1,242)	583
Cash and cash equivalents, beginning	24	69	-	2,217	1,634
Cash and cash equivalents, ending	$1,391	$24	$69	$975	$2,217

Supplement Disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$523	$389
Cash paid for taxes	$-	$-	$-	$109	$108
Summary of non-cash investing and financing activities:
Debt assumed in business acquisition	$8,331	$-	$-	$-	$-
Conversion features of convertible notes payable	$2,110	$-	$-	$-	$-
Common stock issued for acquisitions	$24,500	$-	$-	$-	$-

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (continued)
(In thousands)

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period November 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor

Deferred financing costs	$4,370	$-	$-	$-	$-
Deferred consideration	$1,486	$-	$-	$-	$-
Contingent consideration	$1,540	$-	$-	$-	$-
ADC additional tax adjustment consideration	$70	$-	$-	$-	$-
Note issued in JetPay acquisition	$2,331	$-	$-	$-	$-

Fair value of assets acquired	$110,574	$-	$-	$-	$-
Cash paid	$(23,123)	$-	$-	$-	$-
Fair value of company stock issued	$(24,500)	$-	$-	$-	$-
Fair value of deferred consideration	$(4,582)	$-	$-	$-	$-
Liabilities assumed	$58,369	$-	$-	$-	$-

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our Independent Sales Organization clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, we charge transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with Independent Sales Organizations (“ISOs”) for whom we process credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. Our contracts in most instances involve three parties, the Company, the merchant, and the sponsoring or processing bank. Under these sales arrangements, our sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations and pays the Company the a residual payment representing the Company’s fees for the services provided. Accordingly, the Company under these arrangements records the revenue net of interchange and assessments fees charged by the credit card associations. Additionally, our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have however, historically experienced losses due to merchant defaults.

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

Note 5.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows (in thousands):

	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	For the Period Nov 12, 2010 (Inception) through September 30, 2011	January 1, 2012 to December 28, 2012	Year Ended December 31, 2011
	Successor	Successor	Successor	Predecessor	Predecessor
Balance at beginning of period	$-	$-	$-	$-	$-
Additions (charged to expense)	-	-	-	348	-
Deductions	-	-	-	(245)	-
Balance at end of period	$-	$-	$-	$103	$-

Note 6.   Property and Equipment, net of Accumulated Depreciation

	December 31, 2012	September 30, 2012	September 30, 2011	December 31, 2011
	Successor	Successor	Successor	Predecessor
	(in thousands)

Leasehold improvements	$275	$-	$-	$59
Equipment	442	-	-	997
Furniture and Fixtures	176	-	-	42
Computer Software	334	-	-	568
Vehicles	155	-	-	-
Total property and equipment	1,382	-	-	1,666
Less: Accumulated depreciation	-	-	-	(1,286)
Property and equipment, net	$1,382	$-	$-	$380

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

Rent expense under these operating leases was $196,700 and $194,400 for the period January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011, respectively, for the predecessor company. The future minimum lease payments above include a related party lease with respect to the ADC operations with the previous shareholders of ADC. This lease provides for current monthly lease payments of $40,150.

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

Prior to closing the Completed Transactions, the Company maintained its principal executive offices at Radnor Financial Center, 150 North Radnor-Chester Road, Suite F-200, Radnor, Pennsylvania 19087. The Company agreed to pay to UBPS Services, LLC, as entity controlled by our CEO, Bipin Shah, a total of $7,500 per month for this previous office space, administrative services and secretarial support for a period commencing on the date of the initial prospectus and ending on the earlier of its consummation of a business combination or the liquidation of the trust account. This arrangement was agreed to by UBPS Services, LLC for the Company’s benefit and is not intended to provide UBPS Services, LLC compensation in lieu of a management fee or other remuneration because it is anticipated that the expenses to be paid by UBPS Services, LLC will approximate the monthly reimbursement. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated person. Upon consummation of the Completed Transactions, the Company ceased paying these monthly fees. Total fees paid were $22,500, $90,000 and $37,500 for the three months ended on December 31, 2012, the fiscal year ended September 30, 2012, and the period November 12, 2010 through September 30, 2011, respectively.

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

Exhibit Index

Exhibit No.	Document Description

10.20	Employment Agreement, dated as of July 6, 2012, by and among ADC and C. Nicholas Antich (11)

10.21	Employment Agreement, dated as of July 6, 2012, by and among ADC and Eric Antich (11)

10.22	Employment Agreement, dated as of July 6, 2012, by and among PTFS and Joel Serfass (11)

10.23	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Shiv Enjeti (11)

10.24	Employment Agreement, dated as of July 6, 2012, by and among JetPay and David Chester (11)

10.25	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Todd Fuller (11)

10.26	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Michael Gage (11)

10.27	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Trent Voigt (11)

31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(11) Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the United States Securities and Exchange Commission on November 13, 2013

SIGNATURES

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

