Form 10-K/A
period 2012-09-30
Universal Business Payment Solutions Acquisition Corp
filed 2013-07-17
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

We are filing this Amendment No.3 to Form 10-K for the fiscal year ended September 30, 2012 (“Amended Report”) pursuant to a SEC comment letter dated July 11, 2013. This Amended Report is being filed to amend the disclosures in “Item 15. Exhibits, Financial Statement Schedules” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on January 14, 2013 (“Original Report”) and as amended and filed with the SEC on January 22, 2013 and June 14, 2013. Item 15 has been changed solely to include the complete text of Item 15 by including in addition to the amended report of an independent registered public accounting firm, the related Exhibits and Financial Statement Schedules. This Amended Report may not reflect events occurring after the filing of the Original Report and subsequent amendments, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

2

TABLE OF CONTENTS

PAGE
PART IV.

Item 15. Exhibits, Financial Statement Schedules	4

Signatures	23

3

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: See Index to Financial Statements appearing on page 4 of this report.
	2.	Financial statement schedules: None.
	3.	Exhibits: See Exhibit Index appearing on page 22 of this report.

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

UNIVERSAL BUSINESS PAYMENTS SOLUTIONS ACQUISITION CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

For the Twelve Months Ended December 31, 2011

For the Year ended
December 31, 2011
Revenues:
Operating revenues	$29,799,943
Interest Income	356,676
Total Revenue	30,156,619

Costs & Expenses:
Operating Expense	24,598,526
Amortization of Intangible Assets	4,594,500
Interest Expense	2,252,214
Other Expense	2,848
Total Cost & Expenses	31,448,088

Net Loss	$(771,464)

Exhibit Index

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, WLES, L.P. and Trent Voigt(1)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative(1)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative(1)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay. (2)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS. (2)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS (2)

10.1	Promissory Note issued to UBPS Services, LLC (3)

10.2	Promissory Note dated March 1, 2012 issued to UBPS Services, LLC(4)

10.3	Promissory Note dated April 5, 2012 issued to UBPS Services, LLC (5)

10.4	Promissory Note dated June 1, 2012 issued to UBPS Services, LLC (5)

10.5	Promissory Note dated June 6, 2012 issued to UBPS Services, LLC (5)

10.6	Promissory Note dated June 15, 2012 issued to UBPS Services, LLC (5)

10.7	Promissory Note dated July 17, 2012 issued to UBPS Services, LLC (5)

10.8	Promissory Note dated August 16, 2012 issued to UBPS Services, LLC (6)

10.9	Promissory Note dated August 20, 2012 issued to UBPS Services, LLC (6)

21.1	Subsidiaries of the Company (6)

31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on July 9, 2012.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on August 10, 2012

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on February 14, 2012

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on May 15, 2012

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission on August 14, 2012

(6) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on January 14, 2013

(7) Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the United States Securities and Exchange Commission on January 22, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BUSINESS PAYMENT SOLUTIONS ACQUISITION CORPORATION

Date: July 17, 2013	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	July 17, 2013
	Bipin C. Shah	(principal executive officer)

By:	*	Chief Financial Officer	July 17, 2013
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	*	Chief Marketing Officer and Secretary	July 17, 2013
Peter Davidson

By:	*	Director	July 17, 2013
Richard S. Braddock

By:	*	Director	July 17, 2013
Frederick S. Hammer

By:	*	Director	July 17, 2013
Jonathan M. Lubert

By:	*	Director	July 17, 2013
Robert Palmer

By:	*	Director	July 17, 2013
Arthur F. Ryan

*By:	/s/ Bipin C. Shah
Bipin C. Shah, as Attorney in Fact

