Form 10-Q
period 2013-06-30
JetPay Corp
filed 2013-08-13
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NUMBER: 001-35170

JetPay Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)

1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312

(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, including area code: (484) 324-7980

Universal Business Payments Solutions Acquisition Corporation

(Former Name or Former Address, if Changed Since Last Report)

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

Yes ☐ No ☒

As of August 9, 2013, there were 11,529,094 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

JetPay Corporation

(formerly known as Universal Business Payment Solutions Acquisition Corporation)

Form 10-Q

Quarter Ended June 30, 2013

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

(formerly known as Universal Business Payment Solutions Acquisition Corporation)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value information)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited) (Successor)
Current assets:
Cash and cash equivalents	$2,048	$1,391
Restricted cash	171	125
Accounts receivable, less allowance for doubtful accounts	2,483	3,069
Settlement processing assets	8,520	-
Prepaid expenses and other current assets	580	747
Current assets before funds held for clients	13,802	5,332
Funds held for clients	45,626	44,213
Total current assets	59,428	49,545
Property and equipment, net	1,356	1,382
Goodwill	30,944	30,944
Identifiable intangible assets, net of accumulated amortization of $1,120 at June 30, 2013 and $0 at December 31, 2012	23,932	25,052
Deferred financing costs, net of accumulated amortization of $998 at June 30, 2013 and $0 at December 31, 2012	3,394	4,393
Other assets	5,147	3,783
Cash and cash equivalents held in trust	-	1,948
Total assets	$124,201	$117,047

LIABILITIES
Current liabilities:
Current portion of long-term debt and derivative liability	$7,154	$7,479
Accounts payable and accrued expense	9,990	8,284
Settlement processing liabilities	8,539	-
Deferred revenue	282	470
Notes payable to affiliate	87	15
Current liabilities before client fund obligations	26,052	16,248
Client fund obligations	45,626	44,213
Total current liabilities	71,678	60,461
Long-term debt, net of current portion	17,572	17,090
Derivative liability	770	2,110
Deferred income taxes	524	524
Other liabilities	1,836	2,326
Total liabilities	92,380	82,511
Common Stock, pending redemption 320,486 shares at December 31, 2012	-	1,948

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued	-	-
Common Stock, $0.001 par value
Authorized 100,000,000 shares; 11,529,094 and 11,519,094 issued and outstanding at June 30, 2013 and December 31, 2012, respectively (which excludes 320,486 shares pending redemption at December 31, 2012)	12	12
Additional paid-in capital	39,934	39,934
Accumulated deficit	(8,125)	(7,358)
Total Stockholders’ Equity	31,821	32,588
Total Liabilities and Stockholders’ Equity	$124,201	$117,047

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

(formerly known as Universal Business Payment Solutions Acquisition Corporation)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
	Successor	Predecessor

Processing revenues	$7,292	$4,737
Cost of processing revenues	4,581	3,299

Gross profit	2,711	1,438

Selling, general and administrative expenses	2,542	1,149
Change in fair value of contingent consideration liability	(130)	-
Amortization of intangibles	560	-
Depreciation	103	39

Operating (loss) income	(364)	250

Other expenses (income)
Interest expense, net	556	88
Amortization of deferred financing costs	506	-
Amortization of debt discounts and conversion options	450	-
Change in fair value of derivative liability	(255)	-

(Loss) income before income taxes	(1,621)	162

Income tax expense	31	27

Net (loss) income	$(1,652)	$135

Loss per share (basic and diluted)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	11,526,346

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

(formerly known as Universal Business Payment Solutions Acquisition Corporation)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	Successor	Predecessor

Processing revenues	$14,981	$9,366
Cost of processing revenues	8,765	6,309

Gross profit	6,216	3,057

Selling, general and administrative expenses	4,995	2,406
Change in fair value of contingent consideration liability	(580)	-
Amortization of intangibles	1,120	-
Depreciation	199	74

Operating income	482	577

Other expenses (income)
Interest expense, net	1,121	214
Amortization of deferred financing costs	998	-
Amortization of debt discounts and conversion options	733	-
Change in fair value of derivative liability	(1,660)	-
Other (income) expense	(1)	-

(Loss) income before income taxes	(709)	363

Income tax expense	58	54

Net (loss) income	$(767)	$309

Loss per share (basic and diluted)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	11,522,740

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

(formerly known as Universal Business Payment Solutions Acquisition Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Operating Activities	Successor	Predecessor
Net (loss) income	$(767)	$309
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	199	74
Amortization of intangibles	1,120	-
Provision for losses on receivables	55	450
Amortization of deferred financing costs	998	-
Amortization of debt discounts and conversion options	733	-
Change in fair value of contingent consideration liability	(580)	-
Change in fair value of derivative liability	(1,660)	-
Change in deferred revenue	(188)	-
Change in operating assets and liabilities
Restricted cash	(46)	(2,043)
Accounts receivable	531	(422)
Settlement processing assets and obligations, net	19	-
Prepaid expenses and other assets	167	224
Other assets	(1,364)	-
Accounts payable and accrued expenses	1,682	1,261
Net cash provided by (used in) operating activities	899	(147)

Investing Activities
Cash and cash equivalents released from Trust	1,948	-
Net increase in restricted cash and equivalents held to satisfy client fund obligations	(1,413)	-
Proceeds on sale of property and equipment	1	-
Purchase of property and equipment	(174)	(160)
Net cash provided by (used in) investing activities	362	(160)

Financing Activities
Payments on long-term debt	(734)	(218)
Trust funds paid to redeeming stockholders	(1,948)	-
Proceeds from notes payable	41	-
Net increase in client funds obligations	1,413	-
Proceeds from note payable to shareholders	552	-
Proceeds from note payable to affiliate	72	-
Distributions to members	-	(357)
Net cash used in financing activities	(604)	(575)

Net increase (decrease) in cash and cash equivalents	657	(882)

Cash and cash equivalents, beginning	1,391	2,217
Cash and cash equivalents, ending	$2,048	$1,335

Supplement Disclosure of cash flow information:
Cash paid for interest	$724	$263
Cash paid for taxes	$12	$86
Common stock issued as payment for services at fair value	$37	$-

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

(formerly known as Universal Business Payment Solutions Acquisition Corporation)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to Jetpay Corporation with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013. The name Jetpay Corporation describes the Company as being in the payment processing business, providing fast, safe, and secure payments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles general accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the condensed consolidated financial statements of JetPay Corporation and its subsidiaries (collectively the “Company” or “JetPay”) as of June 30, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Transition Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013.

Note 2.   Organization and Business Operations

The Company currently operates in one business segment, the Payment Processing Segment, which consists of two operating or reporting units: JetPay, LLC which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and AD Computer Corporation (“ADC”), which is a full-service payroll and related payroll tax payment processor. The Company also operates JetPay Card Services, a division which is focused on providing low-cost money management and payment services to un-banked and under-banked employees of our business customers. The Company entered these businesses upon consummation of the acquisitions of JetPay, LLC and ADC on December 28, 2012 (the “Completed Transactions”). See Note 3. Business Acquisitions.

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

Effective December 28, 2012, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements as of December 31, 2012 and the three and six months ended June 30, 2013 include the accounts of UBPS and its wholly owned subsidiaries, JetPay, LLC and ADC. All significant inter-company transactions and balances have been eliminated in consolidation. JetPay, LLC is considered the predecessor company and accordingly, their results of operations are included within the Statement of Operations for the three and six months ended June 30, 2012, which are included within this Quarterly Report on Form 10-Q. ADC’s results of operations are included in the Company’s consolidated financial statements post-acquisition. The results of operations for the three and six months ended June 30, 2012, prior to consummation of the ADC and JetPay, LLC acquisitions, consisted largely of transaction costs and are not presented as they were deemed immaterial.

Note 3.   Business Acquisitions

On December 28, 2012, pursuant to the JetPay, LLC Agreement, JetPay, LLC Merger Sub merged with and into JetPay, LLC, with JetPay, LLC surviving such merger. In connection with the closing, the Company paid approximately $6.9 million in cash to WLES (“WLES”), JetPay, LLC’s sole member, and issued a $2.3 million unsecured promissory note to WLES. This promissory note was recorded at its fair value of $1.49 million. Additionally, the Company issued 3,666,667 shares of its common stock, par value $0.001 (“Common Stock”), to WLES, 3,333,333 of which were deposited in an escrow account to secure the obligations of WLES under the JetPay, LLC Agreement. See Note 11. Commitments and Contingencies. The stock consideration was valued at $19.25 million at the date of acquisition. The JetPay, LLC Cash Merger Consideration was also subject to certain adjustments relating to the net working capital, cash and indebtedness of the JetPay, LLC Entities. In addition to the Closing Date Merger Consideration, WLES, through December 28, 2017, is entitled to receive 833,333 shares of our common stock if the trading price of the Company’s common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Company’s common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This cash and stock contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012, respectively. The fair value of the cash contingent consideration was $120,000 at June 30, 2013. See Note 4. Summary of Significant Accounting Policies. The acquisition of JetPay, LLC provides the Company a base operation for providing merchant card processing services and the ability to cross-market to its merchant card processing services to its ADC payroll client base.

On December 28, 2012, pursuant to the ADC Agreement, ADC Merger Sub merged with and into ADC, with ADC surviving such merger. In connection with the closing, the Company paid $16.0 million in cash and issued 1.0 million shares of its Common Stock to the stockholders of ADC valued at $5.25 million at the date of acquisition. Additionally, the Company paid consideration of $324,000 related to working capital and tax adjustments as defined in the ADC Agreement. On the 24 month anniversary of the closing of the transaction, the ADC stockholders are entitled to receive an additional $2.0 million in cash considerations. The $2.0 million of deferred consideration was recorded as a non-current liability as of the date of acquisition at $1.49 million representing the estimated fair value of this future payment utilizing a 16% discount rate. The acquisition of ADC provides a base operation to the Company for providing payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services to its JetPay, LLC customer base.

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

Unaudited pro forma results of operations information for the three and six months ended June 30, 2012 as if the Company and the entities described above had been combined on January 1, 2012 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Revenues	$7,567	$15,596
Operating income	$21	$709
Net Loss	$(961)	$(1,137)
Net Loss per share	$(.08)	$(.10)

Note 4.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Use of Estimates

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets; legal contingencies, and assumptions used in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Independent Sales Organization (“ISO”) clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom it processes credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a portion of the Company’s merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $304,000 in the three and six months ended June 30, 2013. In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and ISO merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk. The Company, however, has historically experienced losses due to chargebacks resulting from merchant defaults.

Revenues from the Company’s payroll processing operation is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenue is largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenue, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $233,000 and $200,000 were recorded as of June 30, 2013 and December 31, 2012, respectively.

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

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuer to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks creating a net settlement obligation on the Company’s balance sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on the Company’s balance sheet. Additionally, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collect their fees for processing and pays the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its consolidated balance sheet.

Timing differences in processing credit and debit card and ACH transactions, as described above, interchange expense collection, merchant reserves, sponsoring bank reserves, and exception items result in settlement processing asset and obligations. Settlement processing assets consist primarily of our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense, our receivable from the processing bank for transactions we have funded merchants in advance of receipt of card association funding, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank for transactions for which we have received funding from the members but have not funded merchants and exception items.

Property and Equipment

Property and equipment acquired in the Company’s recent business acquisitions have been recorded at estimated fair value. The Company records all other property and equipment acquired in the normal course of business at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or initial term of the related lease; machinery and equipment – 5 to 15 years; and furniture and fixtures – 5 to 10 years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

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

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the $10 million Secured Convertible Promissory Notes Payable of 2,000,000 shares and potential issuable shares related to the conversion option within the Ten Lords, Ltd. Promissory Note Payable of 1,000,000 shares, a total of 3,000,000 shares, have been excluded from the loss per share calculation for the three and six months ended June 30, 2013 in that the assumed conversion of the options would be anti-dilutive.

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

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$2,110	$-	$-	$2,110
Contingent consideration	$1,540	$-	$-	$1,540
Totals	$3,650	$-	$-	$3,650

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$770	$-	$-	$770
Contingent consideration	$960	$-	$-	$960
Totals	$1,730	$-	$-	$1,730

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$2,110	$3,650
Change in fair value of derivative liability	$(250)	$(1,340)
Change in fair value of contingent cash consideration	$(130)	$(580)
Totals	$1,730	$1,730

In connection with the debt proceeds received under the $10 million secured convertible notes (the “Notes”), the Company recorded a derivative liability of $2.11 million on its consolidated balance at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at June 30, 2013 of $770,000 was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.27%; dividend yield: 0%; expected life of the option to convert of 1.50 years; and volatility: 25.50%. The change in fair value of this derivative liability of $250,000 and $1.34 million for the three and six months ended June 30, 2013, respectively, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

Additionally, in connection with a promissory note payable to Ten Lords, Ltd., assumed in the acquisition of JetPay, LLC, the Company recorded a short-term derivative liability of $320,000 which was included in the current portion of long-term debt and derivative liability in the accompanying balance sheets. The fair value of this derivative liability at June 30, 2013 was $0 and was determined using the following assumptions: risk free interest rate: 0.10%; dividend yield: 0%; expected life of the option to convert of .50 years; and volatility: 23.70%. The change in fair value of this derivative liability of $5,000 and $320,000 for the three and six months ended June 30, 2013, respectively, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, through December 28, 2017, is entitled to receive 833,333 shares of our common stock if the trading price of the Company’s common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Company’s common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 as recorded at December 28, 2012, the JetPay, LLC acquisition date, remains unchanged at June 30, 2013 as a result of this component being recorded as equity. The fair value at June 30, 2013 of the cash-based contingent consideration, valued at $120,000, was determined using a binomial option pricing model. The following assumptions were utilized in the June 2013 calculations: risk free interest rate: 1.27%; dividend yield: 0%; term of contingency of 4.50 years; and volatility: 31.10%.

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants and which are approved by the Chief Financial Officer. Level 3 financial liabilities consists of a derivative liability and contingent consideration related to the JetPay, LLC acquisition for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate. Level 3 fair value items disclosed above arose on December 28, 2012 with the consummation of the Completed Transactions.

The Company uses either a binomial option pricing model or the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s consolidated statements of operations.

As of June 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, Derivatives and Hedging Activities, the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes, (‘‘ASC 740’’). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 13 –Subsequent Events, which would have required an adjustment or disclosure in the financial statements. See Note 13 –Subsequent Events below.

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

Note 5.   Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents in the trust account established upon consummation of the Company’s initial public offering consisted of $1.95 million in a “held as cash” account at December 31, 2012 and were disbursed to redeeming stockholder on January 2, 2013.

Note 6.   Property and Equipment, net of Accumulated Depreciation

	June 30, 2013	December 31, 2012
	(in thousands)

Leasehold improvements	$302	$275
Equipment	470	442
Furniture and Fixtures	193	176
Computer Software	392	334
Vehicles	197	155
Total property and equipment	1,554	1,382
Less: Accumulated depreciation	(198)	-
Property and equipment, net	$1,356	$1,382

Depreciation expense was $102,800 and $199,100 for the three and six months ending June 30, 2013 (Successor), respectively, and $39,491 and $73,920 for the three and six months ended June 30, 2012, respectively, (Predecessor).

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts payable	$2,608	$2,852
Contingency accrual	2,136	2,136
Accrued compensation	1,033	956
ACH clearing liability	890	529
Related party payables	111	285
Accrued agent commissions	754	344
Other	2,458	1,182
Total	$9,990	$8,284

Note 8.   Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following:

	June 30, 2013	December 31, 2012
	Successor	Successor
	(in thousands)
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in the equity interests of JetPay, LLC. Note amount excludes unamortized discount for conversion option and derivative liability of $1.63 million and $2.11 million at June 30, 2013 and December 31, 2012, respectively.	$8,372	$7,890

Promissory note payable to Ten Lords, Ltd., interest rate of 6.25% through December 28, 2012 (predecessor), 9.5% from December 29, 2012 through June 26, 2013 and 13.5% from June 26 to December 28, 2013 payable in monthly payments of principal and interest of $63,809 with a final principal payment of $5.85 million due on December 28, 2013. Note amount includes a fair value premium of $90,645 and $180,000 at June 30, 2013 and December 31, 2012, respectively, as well as an unamortized discount for conversion option and derivative liability of $162,189 and $320,000 at June 30, 2013 and December 31, 2012, respectively.	5,851	6,180

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	8,357	9,000

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $777,400 and $845,900 at June 30, 2013 and December 31, 2012, respectively.	1,554	1,486

Unsecured promissory notes payable to stockholders, interest rate of 4% payable at maturity, note principal due July 31, 2014. See Note 12. Related Party Transactions.	552	-

Various other debt instruments related to equipment at JetPay, LLC and vehicles at ADC.	40	13
	24,726	24,569
Less current portion	(7,154)	(7,479)

	$17,572	$17,090

The Metro Bank term loan agreement requires the Company to provide Metro Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statement within 60 days after the end of each quarter. The Metro agreement also contains certain annual financial covenants which the Company was in compliance with as of December 31, 2012.

Maturities of long-term debt are as follows: 2013 – $7.2 million; 2014 – $11.9 million; 2015 – $1.3 million; 2016 – $1.3 million; 2017 – $3.6 million and $1.9 million thereafter.

Note 9.    Stockholders’ Equity

Common Stock

On April 26, 2013, the Company issued 10,000 shares of common stock as compensation to a consultant for services rendered.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Note 10.    Income Taxes

The Company recorded income tax expense of $31,000 and $27,000 in the three months ended June 30, 2013 and 2012 (Predecessor), respectively, and $58,000 and $54,000 in the six months ended June 30, 2013 and 2012 (Predecessor), respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately (1.9)% and 16.7 % for the three months ended June 30, 2013 and 2012, respectively, and (8.2)% and 14.9% for the six months ended June 30, 2013 and 2012, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance. It is management’s belief that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $(208,000) and $522,000 in the three and six months ended June 30, 2013, respectively.

No provision for federal income taxes has been made for Predecessor since these taxes are the responsibility of the individual members of the Predecessor. However, Predecessor is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax, and therefore, Predecessor has not recognized deferred taxes in the three or six months ended June 30, 2012.

As of June 30, 2013, the Company had cumulative U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $6.40 million. These NOLs, if not utilized, expire at various times through 2032. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $522,000 in the six months ended June 30, 2013, $2.24 million in the three months ended December 31, 2012, $213,000 in the year ended September 30, 2012 and $36,000 in the period November 12, 2010 through September 30, 2011, with a total valuation allowance of $3.01 million at June 30, 2013, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On January 16, 2013, the Company received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution. The Claim alleges that the Company breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimburse EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2,135,782 plus interest and attorney’s fees and expenses. The Company has filed a $4.0 million counter claim against EarlyBirdCapital for damages. Although the Company intends to vigorously defend the Claim, the Company has recorded an accrued contingent liability of $2.14 million at December 31, 2012.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, abruptly ceased operations. As a result, Merrick Bank, JetPay, LLC’s sponsor with respect to this particular merchant has incurred chargebacks of approximately $25 million. Chargebacks related to Direct Air were minimal during the six months ended June 30, 2013. Under an agreement between Merrick Bank and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay, LLC has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay, LLC by Merrick Bank all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $597,000 were charged to JetPay, LLC by Merrick in the six months ended June 30, 2013. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick Bank as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. This issue has caused JetPay, LLC to maintain additional funds on reserve with Merrick Bank pending resolution of the issue. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick Bank and therefore are not on the JetPay, LLC balance sheet; however, JetPay, LLC may be liable to Merrick Bank under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick Bank has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation. Merrick released $500,000 from these reserves in the first quarter of 2013 and continues to hold approximately $5.04 million of total reserves as of June 30, 2013, $4.7 million of which was directly related to the Direct Air matter. These reserves are recorded in Other Assets.

As partial protection against any potential losses, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, the Company, and WLES as parties, If JetPay, LLC suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At June 30, 2013, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Note 12.    Related Party Transactions

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC (“UBPS Services”), an entity controlled by Mr. Shah, CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions on December 28, 2012. Additionally, in February 2013 and June 2013, the Company issued unsecured promissory notes to UBPS Services for $72,000 and $60,000, respectively. The June 7, 2013 promissory note matures on July 31, 2014 and bears interest at an annual rate of 4%. The February 2013 unsecured promissory note is non-interest bearing. Total outstanding notes to UBPS Services at June 30, 2013 were $147,000. All such transactions were approved upon resolution and review by the Company’s Audit Committee of the terms of the notes to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, its wholly owned subsidiary, in the amount of $491,693. The note matures on July 31, 2014 and bears interest at an annual rate of 4%. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the notes to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

ADC’s headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is approximately $40,000 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $122,000 and $242,450 for the three and six months ended June 30, 2013, respectively.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $8,216 and $16,432 for the three and six months ended June 30, 2013, respectively. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay, LLC retains a small backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $9,000 and $18,000 for both the three and six months ended June 30, 2013 and 2012, respectively.

The above transactions with respect to ADC, PTFS and JetPay, LLC were approved prior to the acquisition of ADC, PTFS and JetPay, LLC. Going forward, all related party transactions with respect to such entities will be reviewed and approved by the Company’s Audit Committee to ensure that the terms of such transactions are no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

At the closing of the business acquisition of ADC, funds were paid to the ADC stockholders as a result of a preliminary working capital calculation. Prepaid expenses at December 31, 2012 included a receivable from the stockholders of ADC of $450,776 for an overpayment related to this preliminary calculation. The funds were repaid to the Company in February 2013.

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

Note 13.    Subsequent Events

On July 31, 2013, the Company held its 2013 Annual Stockholders’ Meeting (the “Meeting”). At the Meeting, the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan. Additionally, the Company’s stockholders approved the restatement of the Company’s Amended and Restated Certificate of Incorporation to effect a change in the Company’s name to JetPay Corporation. The name change became effective on August 2, 2013.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A - Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously mentioned, we completed the acquisitions of JetPay, LLC and AD Computer Corporation, or ADC, on December 28, 2012. JetPay, LLC was determined to be the Predecessor Company and accordingly, their results of operations for the three and six months ended June 30, 2012 are included in this Quarterly Report on Form 10-Q as the Predecessor. ADC’s results of operations are included in our consolidated financial statements for post-acquisition periods.

We are a provider of payment services – debit and credit card processing, payroll, and card services to businesses and their employees throughout the United States. We provide these services through two wholly-owned subsidiaries, JetPay, LLC, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings, and ADC, which provides payroll, tax filing, and related services to small and medium-sized employers. We also operate JetPay Card Services, a division which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers.

Our overall business strategy is to provide payment processing services to small to medium-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at both JetPay, LLC and ADC to penetrate new customer niches and geographic markets, including developing creative incentive compensation plans to target new business and increase current business margins. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to ADC’s payroll customers and payroll processing services to JetPay, LLC’s credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, Independent Sales Organizations or ISOs and/or payroll processors to integrate into our JetPay, LLC and ADC operations. Our acquisition strategy is focused on identifying small to medium-sized companies that provide either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach. Both our JetPay, LLC and ADC operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues. Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay, LLC and ADC operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

On May 13, 2011 we consummated our initial public offering, or Offering, of 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Offering, certain of our initial stockholders and the underwriters of the Offering purchased 6,960,000 warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from the Company. We raised aggregate gross proceeds of $75,480,000 from the Offering and the warrant offering, of which $72,720,000 was being held in a trust account for our benefit. We intended to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial business combination.

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

On December 28, 2012, ADC Merger Sub and JetPay, LLC Merger Sub merged with and into ADC and JetPay, LLC, respectively, with ADC and JetPay, LLC, respectively, surviving such mergers. We refer to the acquisition of JetPay, LLC and ADC as the Completed Transactions. In connection with the closing, we caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay, LLC’s sole member. Additionally, we issued 1 million shares of our common stock, par value $0.001 per share, or Common Stock, to the stockholders of ADC and 3,666,667 shares of Common Stock to WLES, L.P., or WLES, 3,333,333 of which was deposited in an escrow account to secure certain obligations of WLES.

We did not conduct any operations or generated any revenues until the acquisition of ADC and JetPay, LLC on December 28, 2012. Our activity from our inception in November 2010, through the closing of our Offering in May 2011, was in preparation for that event. After the Offering, our activity was limited to the evaluation of business combination candidates. We did not generate any operating revenues until the closing and completion of our initial business combination on December 28, 2012. We deemed the business combinations to have been completed as of December 31, 2012 in that the results of operations post December 28, 2012 to December 31, 2012 were immaterial. JetPay, LLC was deemed the Predecessor Company. Additionally, the result of operations for our corporate entity for the three and six months ended June 30, 2012 consisted largely of transaction costs and are not presented as they were deemed immaterial.

JetPay, LLC (Predecessor)

Revenues

JetPay, LLC’s revenues fall into two categories: transaction processing revenue and merchant discount revenue. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue for a fixed cost. JetPay, LLC’s discount revenues are generally a fixed percentage of the merchant’s dollar volume. Merchant billings primarily consist of transaction fees and discount fees, which are a percentage of the dollar amount of each credit or debit transaction. JetPay, LLC derives the balance of its merchant billings from a variety of fixed transaction or service fees, and fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay, LLC refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay, LLC’s merchant count and/or growth in the same store transaction volume will also drive JetPay, LLC’s processing revenue growth. Revenues are recorded at the time service is provided.

Expenses

The most significant components of operating expenses are salaries and other employment costs. These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Assessments and bank costs include assessment fees payable to card associations, which are generally a percentage of card volume, and bank sponsorship costs which are largely based upon transaction counts and volumes. General and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay, LLC’s merchants, but can vary from period to period depending upon specific events in that period. Interest expense is related to a loan to buy out the interest of a former JetPay, LLC partner. This expense is fixed based upon a schedule of increasing interest rates over the life of the loan. JetPay, LLC has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy hearings and associated legal concerns surrounding the failed merchant.

ADC

Revenues

ADC’s revenue, including revenue from its payroll tax processing operation, PTFS, totaled $2.9 million and $6.4 million in the three and six months ended June 30, 2013, respectively. The majority of revenue from ADC and PTFS is derived from their payroll processing operations, which includes the calculations, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns including the collection and remittance of clients’ payroll tax obligations. ADC and PTFS experience increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. PTFS’ trust account earnings represent the interest earned on the funds held for clients trust balance. Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rate.

Expenses

ADC and PTFS’s most significant cost of processing revenues is its payroll and related expenses and facility overhead costs. These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. ADC and PTFS’s selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table represents a comparison of the results of our operations, as Successor, for the three month period ended June 30, 2013 as compared to June 30, 2012 (Predecessor) (in thousands):

					Three Months Ended June 30, 2012
	For the Three Months Ended June 30, 2013				JetPay, LLC
	Consolidated	UBPS	ADC	JetPay, LLC	Predecessor
Processing revenue	$7,292	$-	$2,918	$4,374	$4,737
Cost of processing revenues	4,581	-	1,753	2,828	3,299
Gross profit	2,711	-	1,165	1,546	1,438
Selling, general, and administrative expenses	2,542	454	863	1,225	1,149
Change in fair value of deferred consideration liability	(130)	(130)	-	-	-
Amortization of intangibles	560	-	280	280	-
Depreciation	103	-	54	49	39
Operating (loss) income	(364)	(324)	(32)	(8)	250
Interest expense, net	556	330	84	142	88
Amortization of deferred financing, debt discounts, and conversion options	956	844	-	112	-
Change in fair value of derivative Liability	(255)	(250)	-	(5)	-
(Loss) income before taxes	(1,621)	(1,248)	(116)	(257)	162
Income tax expense	31	4	-	27	27
Net (loss) income	$(1,652)	$(1,252)	$(116)	$(284)	$135

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $2.5 million, or 34.9 % of revenues for the three months ended June 30, 2013. SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions. We incurred corporate SG&A expenses of $454,000 for the three months ended June 30, 2013, net of $210,000 intercompany management fees from ADC and JetPay, LLC, includes the salaries of the our executive officers and approximately $235,000 of outside professional fees. The professional fees include accounting, tax and valuation service fees related to completing our 2012 transition audit and our first quarter review as well as legal and other service fees related to filing of various SEC filings, including our recently filed registration statement, and defending our position regarding the previously mentioned EarlyBirdCapital dispute.

Comparison of the Three Months ended June 30, 2013 and 2012 (Predecessor)

JetPay, LLC’s processing revenues decreased from $4.74 million in the three months ended June 30, 2012 to $4.37 million in the same period of 2013, a decrease of approximately $363,000 or 7.7%. The most significant decrease noted is within the JetPay, LLC ISO business, which decreased by $438,000, or 19.9%, a result of the loss of several large ISO relationships. We also experienced a decrease in our JetPay, LLC processing and clearing business of $182,000, or 14.9%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our largest internet customers. JetPay, LLC’s merchant services business remained consistent despite the loss of revenue from Direct Air beginning in March 2013, which was offset by growth in processing business within our largest merchant. The cost of processing revenues decreased from $3.3 million, or 69.6% of revenues in the second quarter of 2012 to $2.8 million, or 64.7% of revenues in the second quarter of 2013, a decrease of $471,000 or 14.3%. The decrease in cost of processing revenues in 2013 was largely a result of an approximate $483,000 reduction in ISO agent commissions related to the previously noted decrease in ISO revenues and an approximate $96,000 decrease in chargeback processing costs with the majority of the Direct Air chargeback losses occurring in 2012. As previously noted, JetPay, LLC recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 1. Legal Proceedings. These decreases were partially offset by an increase in certain association fees sponsoring bank fees of approximately $304,000 due to a gross reporting of these fees in June 2013 with the switch of certain of our processing and clearing to a new sponsoring bank. Overall gross profit increased from $1.44 million in the second quarter of 2012 to $1.55 million in the second quarter of 2013 as a result of a change in revenue mix to more profitable JetPay, LLC processing and merchant service revenues versus less profitable ISO revenues and the significant decrease in cost of processing revenues. SG&A increased from $1.15 million in the second quarter of 2012 to $1.23 million in the same period of 2013, an increase of approximately $76,000, or 6.6%, largely due to an approximate $348,000 increase in legal fees, the majority related to the Direct Air matter; an increase in sales staff to attract new business; and the addition of professionals in its technology area in 2013 to enhance customer service through advances in technology platforms. These increased costs were partially offset by an approximate $63,000 decrease in bad debt expense in 2013. Despite the increase in gross profit, with the slight increase in SG&A expenses, and the $392,000 of non-cash expense related to the amortization of intangible assets, deferred financing costs, and debt discounts, JetPay, LLC’s net income decreased from $135,000 in the second quarter of 2012 to a loss of $284,000 in the second quarter of 2013.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table represents a comparison of the results of our operations, as Successor, for the six month period ended June 30, 2013 as compared to June 30, 2012 (Predecessor) (in thousands):

					Six Months Ended June 30, 2012
	For the Six Months Ended June 30, 2013				JetPay, LLC
	Consolidated	UBPS	ADC	JetPay, LLC	Predecessor
Processing revenue	$14,981	$-	$6,356	$8,625	$9,366
Cost of processing revenues	8,765	-	3,459	5,306	6,309
Gross profit	6,216	-	2,897	3,319	3,057
Selling, general, and administrative expenses	4,995	1,030	1,753	2,212	2,406
Change in fair value of deferred consideration liability	(580)	(580)	-	-	-
Amortization of intangibles	1,120	-	561	559	-
Depreciation	199	-	101	98	74
Operating income (loss)	482	(450)	482	450	577
Interest expense, net	1,121	655	176	290	214
Amortization of deferred financing, debt discounts, and conversion options	1,731	1,663	-	68	-
Change in fair value of derivative Liability	(1,660)	(1,340)	-	(320)	-
Other (income) expense	(1)	-	(1)	-	-
(Loss) income before taxes	(709)	(1,428)	307	412	363
Income tax expense	58	4	-	54	54
Net (loss) income	$(767)	$(1,432)	$307	$358	$309

Selling, General and Administrative Expenses

SG&A expenses were $5.0 million, or 33.3% of revenues for the six months ended June 30, 2013. As noted above, SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions. We incurred corporate SG&A expenses of $1.03 million during the six months ended June 30, 2013, net of $420,000 intercompany management fees from ADC and JetPay, LLC. Our corporate SG&A expenses include the salaries of our executive officers and corporate management team; approximately $331,000 of outside accounting, tax and valuation service fees related to our year-end audit and recording of the completed acquisition transactions and our first quarter review. Our corporate SG&A expenses also includes approximately $278,000 of legal fees related to filing of various SEC filings, including our recently filed registration statement, our successful Nasdaq appeal, and legal fees for defending our position regarding the previously mentioned EarlyBirdCapital dispute.

We expect our SG&A expense will increase as increase our headcount to support our growth initiatives and enhance our operations. Additionally, we expect to incur increased audit, legal, valuation, regulatory and tax-related services expenses that are associated with maintaining compliance with listing exchange and SEC reporting requirements, as well as director and officer insurance premiums and investor relations costs associated with being a public company.

Comparison of the Six Months ended June 30, 2013 and 2012 (Predecessor)

JetPay, LLC’s processing revenues decreased from $9.37 million in the six months ended June 30, 2012 to $8.63 million in the same period of 2013, a decrease of approximately $741,000, or 7.9%. The most significant decrease noted is within the JetPay, LLC ISO business, which decreased by $746,000, or 17.3%, a result of the loss of several large ISO relationships. We also experienced a decrease in our JetPay, LLC processing and clearing business of $263,000, or 11.6%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our largest internet customers. JetPay, LLC’s merchant services revenues increased $267,000, with approximately $215,000 of this increase relating to certain association fees and sponsoring bank fees being recorded gross in revenues and in cost of processing revenues in June 2013 with the switch of certain of our processing and clearing processing to a new sponsoring bank. Excluding the change in gross revenue reporting, merchant services revenues remained consistent despite the loss of revenue from Direct Air beginning in March 2013 which was offset by growth in processing business within our largest merchant. The cost of processing revenues decreased from $6.3 million, or 67.4% of revenues in the first six months of 2012 to $5.3 million, or 61.5% of revenues in the first six months of 2013, a decrease of $1.0 million or 15.9%. The decrease in cost of processing revenues in 2013 was largely a result of an approximate $812,000 reduction in ISO agent commissions related to the previously noted decrease in ISO revenues and an approximate $163,000 decrease in chargeback processing costs with the majority of the Direct Air chargeback losses occurring in 2012. As previously noted, JetPay, LLC recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 1. Legal Proceedings. These decreases were partially offset by an increase in certain association fees and sponsoring bank fees of approximately $304,000 due to a gross reporting of these fees in June 2013 with the switch of certain of our processing and clearing to a new sponsoring bank. Overall gross profit increased from $3.06 million in the first six months of 2012 to $3.32 million in the first six months of 2013 as a result of a change in revenue mix to more profitable JetPay, LLC processing and merchant service revenues versus less profitable ISO revenues and the significant decrease in related ISO commissions and cost of processing revenues. SG&A decreased from $2.41 million in the first six months of 2012 to $2.21 million in the same period of 2013, a decrease of approximately $194,000, or 8.1%, largely due to an approximate $424,000 decrease in bad debt expense, offset partially by an approximate $415,000 increase in legal fees, the majority related to the Direct Air matter. JetPay, LLC also added additional professionals in its technology area in 2013 to enhance customer service through advances in technology platforms. As a result of the increase in gross profit, the decrease in SG&A expenses, the $320,000 change in fair value of a derivative liability, net of $627,000 of non-cash expense related to the amortization of intangible assets, deferred financing costs, and debt discounts, JetPay, LLC’s net income increased from $309,000 in the first six months of 2012 to $358,000 in the first six months of 2013.

Liquidity and Capital Resources

Following the consummation of the Completed Transactions, liquidity and capital resource management will be our focus to pursue the funding we will need to meet our short-term working capital needs and long term needs for debt service and possible future acquisitions. We believe that the investments made by JetPay, LLC and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. Our cash requirements include funding salespeople, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure, servicing our debt, and making acquisitions of businesses or assets.

Cash and cash equivalents were $2.05 million at June 30, 2013, excluding $171,000 of our cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $5.04 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick Bank, JetPay, LLC’s former sponsor bank, of which approximately $4.7 million is specifically related to the Direct Air matter described above. The Merrick Cash Reserve of $5.04 million and $3.7 million at June 30, 2013 and December 31, 2012, respectively, are recorded as non-current assets under the caption “Other Assets”. Also See Item 1. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 44% at June 30, 2013 and 43% at December 31, 2012. As of June 30, 2013, we had negative working capital, excluding funds held for clients and client funds obligations of approximately $12.3 million, which includes an approximate $5.85 million principal payment due on December 28, 2013 related to the Ten Lords, Ltd. promissory note payable assumed in the JetPay, LLC acquisition and the previously mentioned $2.14 million accrual for the EarlyBirdCapital disputed fees.

We expect to fund our cash needs primarily with cash flow from our operating activities. We will require approximately $9.3 million to cover our interest and principal payments for the twelve months ending June 30, 2014, $3.5 million exclusive of the final payment of $5.85 million due on December 28, 2013 related to the $6.0 million note we assumed in connection with the acquisition of JetPay, LLC as noted above. We are currently working to obtain alternative financing sources to fund this final debt payment but there can be no assurances that we will be able to do so on favorable terms and the price of our common stock may decline as a result thereof.

Capital expenditures were $57,900 and $72,900 for the three months ended June 30, 2013 (Successor) and June 30, 2012 (Predecessor), respectively and $173,800 and $159,700 for the six months ended June 30, 2013 (Successor) and June 30, 2012 (Predecessor), respectively. We estimate capital expenditures for all of our ongoing operations, including JetPay, LLC and ADC, at approximately $140,000 to $200,000 for the remainder of 2013, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay, LLC’s former sponsor bank as a result of the Direct Air chargeback matter, described above. At June 30, 2013, total cash reserves held by Merrick Bank were approximately $5.04 million, including approximately $4.7 million specifically related to the Direct Air matter, net of $500,000 of funds released to us from the reserve account in February 2013. While we continue to defend the chargeback claims and work with Merrick Bank to release additional cash reserves, there can be no assurance as to the timing of this cash release. We recently entered into a contract and transitioned our processing to a new sponsoring bank as an alternative to Merrick Bank, which allows JetPay, LLC to utilize its full monthly cash flow. As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, us, and WLES as parties, If JetPay, LLC suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. See Item 1. Legal Proceedings.

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

As disclosed on our Current Report on Form 8-K filed with the SEC on January 22, 2013, on January 16, 2013, we received notice that EarlyBirdCapital had commenced arbitration proceedings, or the Claim, against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2.07 million and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which were consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2.14 million, including interest and attorney’s fees and expenses. We have filed a $4.0 million counter claim against EarlyBirdCapital for damages. Although we intend to vigorously defend the Claim, an accrual of $2.14 million has been recorded in SG&A expenses in the three months ended December 31, 2012.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Debt Capitalization and Other Financing Arrangements

At June 30, 2013, we had borrowings of approximately $24.7 million, net of an unamortized discount of $1.63 million at June 30, 2013 related to a conversion option classified as a derivative liability with respect to the $10.0 million note described below. Borrowings are also net of unamortized valuation discounts totaling $849,000 at June 30, 2013 relating to the Ten Lords Ltd. promissory note and the WLES note, both described below. We had a letter of credit outstanding at June 30, 2013, of $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with the Note Investors, pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay, LLC. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not pre-payable. Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $5.00 per share, adjusted from $5.15 per share as a result of the underlying conversion shares registration not being effective by June 30, 2013. The conversion price and/or the number of shares issuable upon conversion of such convertible notes may be further adjusted in certain circumstances, including upon the issuance of common stock below the Note’s current conversion price, certain subdivisions or combinations of the common stock, and the issuance of certain stock dividends.

On December 28, 2012, we entered into an Assumption Agreement with JetPay, LLC and Ten Lords Ltd. Pursuant to the Assumption Agreement assuming an $8.3 million note which was paid down to $6.0 million at the closing of the JetPay, LLC acquisition. Additionally, we agreed to guarantee JetPay, LLC’s obligations with respect to an existing loan agreement between JetPay, LLC, Ten Lords, Ltd. and Providence Interactive Capital, LLC. Amounts outstanding under the loan will be convertible at the holders’ option into shares of our common stock at a conversion price of $6.00 per share, unless JetPay, LLC is in default under the loan agreement, in which case, amounts outstanding under the loan agreement can be converted at the lower of (i) $6.00 per share and (ii) the average trading price of shares of our common stock for the ten trading days prior to the delivery of notice requesting such conversion. JetPay, LLC also agreed to increase the interest rate on amounts outstanding under the loan to 9.5% for the first 180 days after the execution of the Assumption Agreement and 13.5% thereafter. In exchange for the foregoing, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay, LLC Agreement. JetPay, LLC was obligated to pay any amounts still outstanding on the existing loan in excess of $6.0 million upon closing of the transactions contemplated by the JetPay, LLC Agreement. All amounts outstanding under the loan agreement must be repaid within one year.

On December 28, 2012, the ADC Entities, as borrowers, entered into the Loan and Security Agreement with Metro Bank, or Metro, as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a Free Cash Flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of the ADC Entities, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan and requires us to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of December 31, 2012.

Our ongoing ability to comply with the debt covenants under our credit arrangements and to refinance our debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the Metro covenants in the future, we will need to obtain amendments or waivers from Metro. In the event that non-compliance with the debt covenants should occur in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

In connection with the closing of the transactions contemplated by the JetPay, LLC Agreement, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt, dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

At December 28, 2012 in connection with securing certain debt financing to consummate the completed transactions, the Company incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 relates to certain of our founding stockholders agreeing to transfer 832,698 shares of Common Stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," we recorded a $4,370,000 stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, we incurred and recorded $23,000 of deferred financing costs. Unamortized deferred financing costs were $3.4 million at June 30, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2013, including fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt (1)	$27,203	$7,225	$13,147	$4,903	$1,928
Minimum operating lease payments	2,672	776	1,556	291	49
Total	$29,875	$8,001	$14,703	$5,194	$1,977

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (2)	$100	$100	$--	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $2.1 million.

(2)	Outstanding letters of credit of $100,000 represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows – Successor

Operating Activities. Net cash provided by operating activities totaled $899,000 for the six months ended June 30, 2013. Cash provided by operating activities in this period was primarily due to a decrease in accounts receivable of $531,000 combined with an increase in accounts payable and accrued expenses of $1.7 million, and non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $2.9 million. This increase in cash was partially offset by a net loss of $767,000, an increase in other assets of $1.4 million, a non-cash change in the fair value of a derivative liability of $1.7 million, and a non-cash change in the fair value of a contingent consideration liability of $580,000.

Investing Activities. Cash provided by investing activities totaled $362,000 for the six months ended June 30, 2013, including an increase of $1.4 million in restricted cash and equivalents held to satisfy client obligations, offset by $1.95 million of cash and cash equivalents released from trust to pay redeeming stockholders.

Financing Activities. Cash used in financing activities totaled $604,000 for the six months ended June 30, 2013, which includes a $1.4 million increase in client fund obligations and proceeds from shareholder notes payable of $552,000, partially offset by $1.95 million of trust funds used to pay redeeming stockholders and $734,000 of cash used for routine payments on long-term debt.

Cash Flows - (Predecessor)

Operating activities. Net cash used in operating activities by JetPay, LLC totaled $147,000 for the six months ended June 30, 2012 principally related to an increase in an increase in accounts receivable of $422,000 and an increase in restricted cash of $2.0 million, partially offset by net income of $309,000 and a provision for losses on receivables of $450,000.

Investing activities. Net cash used in investing activities by JetPay, LLC totaled $160,000 for the six months ended June 30, 2012 related to the purchase of property and equipment.

Financing activities. Net cash used in financing activities by JetPay, LLC totaled $575,000 for the six months ended June 30, 2012 related to routine payments of $218,000 on long-term debt and $357,000 for distributions to its sole member.

 Seasonality

JetPay, LLC’s revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, JetPay, LLC experiences increased point of sale activity during the first and second quarters due to season volumes of some merchants in JetPay, LLC’s portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay, LLC’s fiscal year on a same store basis.

ADC’s revenues are recognized in the period services are rendered and earned. ADC experiences increased revenues during the fourth and first quarters due to the processing of additional year-end taxes filing requirements. Accordingly, revenues and earnings are greater in the fourth and first quarter in comparison to the remaining two quarter of ADC’s fiscal year.

Effects of Inflation

ADC’s and JetPay, LLC’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenue.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described in Note 4 to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Chief Executive Officer, or CEO, and our, Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed, during the three month transition period ended December 31, 2012, management concluded that it did not design and maintain effective controls in that it did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements as of December 31, 2012. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. On February 7, 2013 the Board of Directors appointed a Chief Financial Officer with the necessary qualifications to prepare a complete set of financial statements in accordance with US GAAP as well as the qualifications to implement a proper internal control structure.

Additionally, the Company hired a new corporate controller on April 2, 2013. In an effort to continue to remediate the previously identified material weakness and other deficiencies and enhance our internal controls, we plan to further increase our personnel resources and technical accounting expertise as we implement an effective financial reporting control structure. Due to the material weakness prior to the appointment of the new Chief Financial Officer in preparing our financial statements for the three month transition period ended December 31, 2012 and for the three and six months ended June 30, 2013, we performed additional analysis and other post-closing procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP. We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three month transition period ended December 31, 2012 or the three and six months ended June 30, 2013.

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

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ending June 30, 2013 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On January 16, 2013, we received notice that EarlyBirdCapital had commenced the Claim against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimburse EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of $2,135,782 plus interest and attorney’s fees and expenses. We have filed a $4.0 million counter claim against EarlyBirdCapital for damages. We intend to vigorously defend the Claim

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, abruptly ceased operations. As a result, Merrick Bank, JetPay, LLC’s sponsor with respect to this particular merchant has incurred chargebacks of approximately $25 million. Chargebacks related to Direct Air were minimal during the six months ended June 30, 2013. Under an agreement between Merrick Bank and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay, LLC has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay, LLC by Merrick Bank all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $597,000 were charged to JetPay, LLC by Merrick in the six months ended June 30, 2013. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick Bank as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. This issue has caused JetPay, LLC to maintain additional funds on reserve with Merrick Bank pending resolution of the issue. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick Bank and therefore are not on the JetPay, LLC balance sheet; however, JetPay, LLC may be liable to Merrick Bank under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick Bank has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation. Merrick released $500,000 from these reserves in the first quarter of 2013 and continues to hold approximately $5.04 million of total reserves as of June 30, 2013, $4.7 million of which was directly related to the Direct Air matter. On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of JetPay Corporation, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S District Court for the Northern District of Texas, Dallas Division, against Merrick Bank Corporation (“Merrick”), Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company (“Chartis”) to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Souther Sky Air Tours, d/b/a Direct Air. The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract.

As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the trust names Merrick Bank, us, and WLES as parties, If JetPay, LLC suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability.

We are party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Transition Report on Form 10-K for the transition period ended December 31, 2012, as amended, except as follows:

If we are unable to finance our business, we may need to seek capital at unfavorable terms and our stock price may decline as a result thereof.

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements until May 31, 2013, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay, LLC’s sponsor bank as a result of the Direct Air chargeback matter described herein. At June 30, 2013, total cash reserves held by Merrick Bank were approximately $5.04 million including approximately $4.7 million specifically related to the Direct Air matter, net of $500,000 of funds released to us from the reserve account in February 2013. While we continue to defend the chargeback claims and work with Merrick Bank to release additional cash reserves, there can be no assurance as to the timing of any cash release. Additionally, we recently entered into a contract and transitioned our processing to a new sponsoring bank as an alternative to Merrick Bank. The reserve that this new bank is requiring should allow JetPay, LLC to utilize its full monthly cash flow. Lastly, we assumed a note in connection with the acquisition of JetPay, LLC for $6.0 million, which has a final principal payment of $5.9 million maturing on December 28, 2013. We are currently working on alternative financing sources to pay off this debt but there can be no assurances that we will be able do so on favorable terms and the price of our common stock may decline as a result thereof. Additionally, such debt can be converted into our common stock at the average of the trading price of our common stock over the 10 days preceding the notice to convert if we are unable to pay such debt when it matures. If the price is below the $5.00 price at which our 12% note holders can convert, we would be required to adjust their conversion price downwards which could also create potential dilution for our other shareholders.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2012 and June 30, 2013, our management has determined that our disclosure controls and procedures and internal controls were ineffective because of material weaknesses, in part because prior to December 31, 2012, we did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements.  We have begun implementation of remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls, including the hiring of a Chief Financial Officer and additional staff that we believe are necessary steps to remediate the material weakness. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis. Additionally, our consolidated financial statements may contain material misstatements or we could be required to restate our prior period financial results. A failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2013, the Company issued 10,000 shares of common stock to Tony Newshel, a consultant to the Company, as compensation for service rendered to the Company.

Item 3. Defaults Upon Senior Securities

(a)	None.

Item 4. Mine Safety Disclosures

(a)	None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits

(a)	Exhibits:

10.1	Unsecured Promissory Note, dated June 7, 2013, in favor of UBPS Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013).

10.2	Unsecured Promissory Note, dated June 7, 2013, in favor of Trent Voigt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Business Payment Solutions Acquisition Corporation

By:	/s/ Bipin C. Shah
Bipin C. Shah, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

DATE:	August 13, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Unsecured Promissory Note, dated June 7, 2013, in favor of UBPS Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013).

10.2	Unsecured Promissory Note, dated June 7, 2013, in favor of Trent Voigt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013).

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Filed herewith.

