Form 10-Q
period 2013-09-30
JetPay Corp
filed 2013-11-13
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of November 13, 2013, there were 11,529,094 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

JetPay Corporation
(formerly known as Universal Business Payment Solutions Acquisition Corporation)
Form 10-Q
Quarter Ended September 30, 2013

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

JetPay Corporation
(formerly known as Universal Business Payment Solutions Acquisition Corporation)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value information)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited) (Successor)
ASSETS
Current assets:
Cash and cash equivalents	$2,903	$1,391
Restricted cash	224	125
Accounts receivable, less allowance for doubtful accounts	1,771	3,069
Settlement processing assets	8,132	-
Prepaid expenses and other current assets	872	747
Current assets before funds held for clients	13,902	5,332
Funds held for clients	45,134	44,213
Total current assets	59,036	49,545
Property and equipment, net	1,291	1,382
Goodwill	30,944	30,944
Identifiable intangible assets, net of accumulated amortization of $1,680 at September 30, 2013 and $0 at December 31, 2012	23,371	25,052
Deferred financing costs, net of accumulated amortization of $1,520 at September 30, 2013 and $0 at December 31, 2012	2,873	4,393
Other assets	5,150	3,783
Cash and cash equivalents held in trust	-	1,948
Total assets	$122,665	$117,047

LIABILITIES
Current liabilities:
Current portion of long-term debt and derivative liability	$7,698	$7,479
Accounts payable and accrued expenses	11,115	8,284
Settlement processing liabilities	8,132	-
Deferred revenue	285	470
Notes payable to affiliate	87	15
Current liabilities before client fund obligations	27,317	16,248
Client fund obligations	45,134	44,213
Total current liabilities	72,451	60,461
Long-term debt, net of current portion	16,983	17,090
Derivative liability	2,330	2,110
Deferred income taxes	524	524
Other liabilities	1,921	2,326
Total liabilities	94,209	82,511
Common Stock, pending redemption 320,486 shares at December 31, 2012	-	1,948

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 11,529,094 and 11,519,094 issued and outstanding at September 30, 2013 and December 31, 2012, respectively (which excludes 320,486 shares pending redemption at December 31, 2012)	12	12
Additional paid-in capital	40,080	39,934
Accumulated deficit	(11,636)	(7,358)
Total Stockholders’ Equity	28,456	32,588
Total Liabilities and Stockholders’ Equity	$122,665	$117,047

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
(formerly known as Universal Business Payment Solutions Acquisition Corporation)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
	Successor	Predecessor
Processing revenues	$7,813	$4,799
Cost of processing revenues	5,008	3,821

Gross profit	2,805	978

Selling, general and administrative expenses	2,544	1,145
Change in fair value of contingent consideration liability	10	-
Amortization of intangibles	560	-
Depreciation	93	41

Operating loss	(402)	(208)

Other expenses (income)
Interest expense, net	619	128
Amortization of deferred financing costs	522	-
Amortization of debt discounts and conversion options	383	-
Change in fair value of derivative liability	1,560	-

Loss before income taxes	(3,486)	(336)

Income tax expense	27	27

Net loss	$(3,513)	$(363)

Loss per share (basic and diluted)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	11,529,094

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
(formerly known as Universal Business Payment Solutions Acquisition Corporation)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share information)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
	Successor	Predecessor

Processing revenues	$22,794	$14,165
Cost of processing revenues	13,773	10,130

Gross profit	9,021	4,035

Selling, general and administrative expenses	7,538	3,552
Change in fair value of contingent consideration liability	(570)	-
Amortization of intangibles	1,680	-
Depreciation	292	115

Operating income	81	368

Other expenses (income)
Interest expense, net	1,738	342
Amortization of deferred financing costs	1,520	-
Amortization of debt discounts and conversion options	1,116	-
Change in fair value of derivative liability	(100)	-
Other (income) expense	(1)	-

(Loss) income before income taxes	(4,192)	26

Income tax expense	85	81

Net loss	$(4,277)	$(55)

Loss per share (basic and diluted)	$(0.37)

Weighted average shares outstanding:
Basic and diluted	11,524,881

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
(formerly known as Universal Business Payment Solutions Acquisition Corporation)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

		For the Nine
	For the Nine	Months Ended
	Months Ended	September 30,
	September 30, 2013	2012
	Successor	Predecessor
Operating Activities
Net loss	$(4,277)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	292	115
Stock-based compensation	110	-
Amortization of intangibles	1,680	-
Provision for losses on receivables	69	134
Amortization of deferred financing costs	1,520	-
Amortization of debt discounts and conversion options	1,116	-
Change in fair value of contingent consideration liability	(570)	-
Change in fair value of derivative liability	(100)	-
Change in operating assets and liabilities
Restricted cash	(99)	(1,919)
Accounts receivable	1,229	4
Prepaid expenses and other current assets	(125)	356
Other assets	(1,367)	-
Deferred revenue	(185)	-
Accounts payable and accrued expenses	2,856	1,419
Net cash provided by operating activities	2,149	54

Investing Activities
Cash and cash equivalents released from Trust	1,948	-
Net increase in restricted cash and cash equivalents held to satisfy client fund obligations	(921)	-
Proceeds on sale of property and equipment	1	-
Purchase of property and equipment	(201)	(288)
Net cash provided by (used in) investing activities	827	(288)

Financing Activities
Payments on long-term debt	(1,102)	(333)
Trust funds paid to redeeming stockholders	(1,948)	-
Proceeds from notes payable	41	-
Net increase in client funds obligations	921	-
Proceeds from note payable to shareholders	552	-
Proceeds from note payable to affiliate	72	-
Distributions to members	-	(357)
Net cash used in financing activities	(1,464)	(690)

Net increase (decrease) in cash and cash equivalents	1,512	(924)

Cash and cash equivalents, beginning	1,391	2,217
Cash and cash equivalents, ending	$2,903	$1,293

Supplement Disclosure of cash flow information:
Cash paid for interest	$1,307	$396
Cash paid for taxes	$12	$86
Common stock issued as payment for services at fair value	$37	$-

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
(formerly known as Universal Business Payment Solutions Acquisition Corporation)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles general accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the condensed consolidated financial statements of JetPay Corporation and its subsidiaries (collectively the “Company” or “JetPay”) as of September 30, 2013.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.  It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Transition Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013.

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

The Company currently operates in one business segment, the Payment Processing Segment, which consists of two operating or reporting units: JetPay, LLC which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and AD Computer Corporation (doing business as JetPay Payroll Services) (“ADC”), which is a full-service payroll and related payroll tax payment processor.  The Company also operates JetPay Card Services, a division which is focused on providing low-cost money management and payment services to un-banked and under-banked employees of our business customers.  The Company entered these businesses upon consummation of the acquisitions of JetPay, LLC and ADC on December 28, 2012 (the “Completed Transactions”). See Note 3.Business Acquisitions.

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

Effective December 28, 2012, the Company changed its fiscal year end from September 30 to December 31.  The consolidated financial statements as of December 31, 2012 and the three and nine months ended September 30, 2013 include the accounts of JetPay and its wholly owned subsidiaries, JetPay, LLC and ADC. All significant inter-company transactions and balances have been eliminated in consolidation.  JetPay, LLC is considered the predecessor company and accordingly, their results of operations are included within the Statement of Operations for the three and nine months ended September 30, 2012, which are included within this Quarterly Report on Form 10-Q. ADC’s results of operations are included in the Company’s consolidated financial statements post-acquisition. The results of operations for the three and nine months ended September 30, 2012, prior to consummation of the ADC and JetPay, LLC acquisitions, consisted largely of transaction costs and are not presented as they were deemed immaterial.

Note 3.   Business Acquisitions

On December 28, 2012, JetPay Merger Sub, LLC merged with and into JetPay, LLC, with JetPay, LLC surviving such merger. In connection with the closing, the Company paid approximately $6.9 million in cash to WLES, LP (“WLES”), JetPay, LLC’s sole member, and issued a $2.3 million unsecured promissory note to WLES.  This promissory note was recorded at its fair value of $1.49 million.  Additionally, the Company issued 3,666,667 shares of its common stock, par value $0.001 (“Common Stock”), to WLES, 3,333,333 of which were deposited in an escrow account to secure certain obligations of WLES.  See Note 11. Commitments and Contingencies. The stock consideration was valued at $19.25 million at the date of acquisition. The cash consideration payable to JetPay, LLC was also subject to certain adjustments relating to the net working capital, cash and indebtedness of JetPay, LLC and its subsidiaries. In addition to the consideration paid at closing, WLES, through December 28, 2017, is entitled to receive 833,333 shares of the Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This cash and stock contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012, respectively.  The fair value of the cash contingent consideration was $130,000 at September 30, 2013. See Note 4. Summary of Significant Accounting Policies. The acquisition of JetPay, LLC provides the Company a base operation for providing merchant card processing services and the ability to cross-market to its merchant card processing services to its ADC payroll client base.

On December 28, 2012, ADC Merger Sub, Inc. merged with and into ADC, with ADC surviving such merger. In connection with the closing, the Company paid $16.0 million in cash and issued 1.0 million shares of its Common Stock to the stockholders of ADC valued at $5.25 million at the date of acquisition.  Additionally, the Company paid consideration of $324,000 related to working capital and tax adjustments. On the 24 month anniversary of the closing of the transaction, the ADC stockholders are entitled to receive an additional $2.0 million in cash consideration.   The $2.0 million of deferred consideration was recorded as a non-current liability as of the date of acquisition at $1.49 million representing the estimated fair value of this future payment utilizing a 16% discount rate.  The acquisition of ADC provides a base operation to the Company for providing payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services to its JetPay, LLC customer base.

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

Unaudited pro forma results of operations information for the three and nine months ended September 30, 2012 as if the Company and the entities described above had been combined on January 1, 2012 follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
Revenues	$7,595	$23,189
Operating (loss) income	$(386)	$323
Net Loss	$(1,343)	$(2,479)
Net Loss per share (Basic and Diluted)	$(0.12)	$(0.22)

Note 4.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Use of Estimates

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements.  Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets; legal contingencies; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes.  Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Independent Sales Organization (“ISO”) clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom it processes credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a portion of the Company’s merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby the Company is billed directly for certain fees by the credit card associations and the processing bank.  In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk.  The impact of this change resulted in an increase in revenues and cost of revenues of approximately $724,000 and $1,029,000 in the three and nine months ended September 30, 2013, respectively.  In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and ISO merchant customers on all processed transactions.  Interchange rates and fees are not controlled by the Company.  The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers.  Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk. The Company has historically experienced losses due to chargebacks resulting from merchant defaults.

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

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted from 1 to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates.  Chargeback reserves totaling $247,000 and $200,000 were recorded as of September 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, receivables, prepaid expenses, accounts payable, accrued expenses and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuer to complete the link between merchants and card issuers.  In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks creating a net settlement obligation on the Company’s balance sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on the Company’s balance sheet. Additionally, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pays the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its consolidated balance sheet.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

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

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames.  Certain tradenames are considered to have indefinite lives, and as such, are not subject to amortization.  These assets are tested for impairment using undiscounted cash flow methodology annually and whenever there is an impairment indicator.  Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized.  Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships, tradenames, and software costs are amortized on a straight-line or accelerated basis over their respective assigned estimated useful lives.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the $10 million Secured Convertible Promissory Notes Payable of 2,040,816 shares at September 30, 2013 and potential issuable shares related to the conversion option within the Ten Lords, Ltd. Promissory Note Payable of 1,000,000 shares, a total of 3,040,816 shares, have been excluded from the loss per share calculation for the three and nine months ended September 30, 2013 in that the assumed conversion of the options would be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does review the terms of the convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Derivative liabilities	$2,110	$-	$-	$2,110
Contingent consideration	$1,540	$-	$-	$1,540
Totals	$3,650	$-	$-	$3,650

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)

Derivative liabilities	$2,330	$-	$-	$2,330
Contingent consideration	$970	$-	$-	$970
Totals	$3,300	$-	$-	$3,300

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Beginning balance	$1,730	$3,650
Change in fair value of derivative liability	$1,560	$220
Change in fair value of contingent cash consideration	$10	$(570)
Totals	$3,300	$3,300

In connection with the debt proceeds received under the $10 million secured convertible notes (the “Notes”), the Company recorded a derivative liability of $2.11 million on its consolidated balance sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The fair value at September 30, 2013 of $2.33 million was determined using a binomial option pricing valuation model with the following assumptions:  risk free interest rate: 0.16%; dividend yield: 0%; expected life of the option to convert of 1.25 years; and volatility: 23.8%.  The change in fair value of this derivative liability of $1.56 million and $220,000 for the three and nine months ended September 30, 2013, respectively, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

Additionally, in connection with a promissory note payable to Ten Lords, Ltd., assumed in the acquisition of JetPay, LLC, the Company recorded a short-term derivative liability of $320,000 which was included in the current portion of long-term debt and derivative liability in the accompanying balance sheets.  The fair value of this derivative liability at September 30, 2013 was $0 and was determined using the following assumptions: risk free interest rate: 0.09%; dividend yield: 0%; expected life of the option to convert of .03 years; and volatility: 11.5%.  The expected life of the option to convert of .03 years reflects the early payment of this debt on October 11, 2013.  The change in fair value of this derivative liability of $0 and $320,000 for the three and nine months ended September 30, 2013, respectively, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, through December 28, 2017, is entitled to receive 833,333 shares of Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 as recorded at December 28, 2012, the JetPay, LLC acquisition date, remains unchanged at September 30, 2013 as a result of this component being recorded as equity. The fair value at September 30, 2013 of the cash-based contingent consideration, valued at $130,000, was determined using a binomial option pricing model. The following assumptions were utilized in the September 2013 calculations:  risk free interest rate: 1.11%; dividend yield: 0%; term of contingency of 4.25 years; and volatility: 28.0%.

The fair value of the Common Stock was derived from the per share price of recent sales of the Company’s common stock at the valuation date.  Management determined that the results of its valuation are reasonable. The expected life represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available US Treasury yield curve rates. The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

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

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, Derivatives and Hedging Activities, the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes, (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings.  ASC 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 5.   Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents in the trust account established upon consummation of the Company’s initial public offering consisted of $1.95 million in a “held as cash” account at December 31, 2012 and were disbursed to the redeeming stockholders on January 2, 2013.

Note 6.   Property and Equipment, net of Accumulated Depreciation

	September 30, 2013	December 31, 2012
	(in thousands)
Leasehold improvements	$312	$275
Equipment	487	442
Furniture and Fixtures	194	176
Computer Software	392	334
Vehicles	198	155
Total property and equipment	1,583	1,382
Less: Accumulated depreciation	(292)	-
Property and equipment, net	$1,291	$1,382

Depreciation expense was $92,700 and $291,800 for the three and nine months ending September 30, 2013 (Successor), respectively, and $41,100 and $115,000 for the three and nine months ended September 30, 2012, respectively, (Predecessor).

Note 7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts payable	$3,003	$2,852
Contingency accrual	2,136	2,136
Accrued compensation	969	956
ACH clearing liability	1,019	529
Related party payables	141	285
Accrued agent commissions	743	344
Other	3,104	1,182
Total	$11,115	$8,284

Note 8.   Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following:
	September 30, 2013	December 31, 2012
	Successor	Successor
	(in thousands)
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in the equity interests of JetPay, LLC. Note amount excludes unamortized discount for conversion option and derivative liability of $1.38 million and $2.11 million at September 30, 2013 and December 31, 2012, respectively.	$8,623	$7,890

Promissory note payable to Ten Lords, Ltd., interest rate of 6.25% through December 28, 2012 (predecessor), 9.5% from December 29, 2012 through September 26, 2013 and 13.5% from September 26 to December 28, 2013 payable in monthly payments of principal and interest of $63,809 with a final principal payment of $5.85 million due on December 28, 2013. Note amount includes a fair value premium of $45,500 and $180,000 at September 30, 2013 and December 31, 2012, respectively, as well as an unamortized discount for conversion option and derivative liability of $81,600 and $320,000 at September 30, 2013 and December 31, 2012, respectively.
	5,847	6,180

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	8,036	9,000

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $742,000 and $845,900 at September 30, 2013 and December 31, 2012, respectively.	1,589	1,486

Unsecured promissory notes payable to stockholders, interest rate of 4% payable at maturity, note principal due July 31, 2014. See Note 12. Related Party Transactions.	552	-

Various other debt instruments related to equipment at JetPay, LLC and vehicles at ADC.	34	13
	24,681	24,569
Less current portion	(7,698)	(7,479)

	$16,983	$17,090

The Metro Bank term loan agreement requires the Company to provide Metro Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statement within 60 days after the end of each quarter. The Metro agreement also contains certain annual financial covenants which the Company was in compliance with as of September 30, 2013.

Maturities of long-term debt are as follows: 2013 – $7.7 million; 2014 – $11.3 million; 2015 – $1.3 million; 2016 – $1.3 million; 2017 – $3.6 million and $1.6 million thereafter.

Note 9.   Stockholders’ Equity

Common Stock

On April 26, 2013, the Company issued 10,000 shares of common stock, with a fair value of approximately $37,400, as compensation to a consultant for services rendered.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Stock-Based Compensation

Stock-based compensation to employees is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted 325,000 stock options under the Plan during the three months ended September 30, 2013 all at an exercise price of $3.10 per share. The grant date fair value of the options was determined to be approximately $451,000 using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 5.75 to 6.00 years, expected volatility of 44.98% to 45.17%, risk free interest rate of 1.93%, and expected dividend yield of 0%. Aggregated stock-based compensation expense for the nine months ended September 30, 2013 was $110,000. Unrecognized compensation expense as of September 30, 2013, relating to non-vested common stock options is approximately $341,000 and is expected to be recognized through 2016. At September 30, 2013, no options have been exercised or forfeited.

Expected term: The Company’s expected term is based on the period the options are expected to remain outstanding.  The Company estimated this amount utilizing the “Simplified Method” in that the Company does not have sufficient historical experience to provide a reasonable basis to estimate an expected term.

Risk-free interest rate:  The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Volatility:  The Company calculates the volatility of the stock price based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term.

Dividend yield:  The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

		Exercise Price
	Number of Options	Weighted Average
Outstanding at December 31, 2012	-	$-
Granted	325,000	3.10
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2013	325,000	$3.10
Exercisable at September 30, 2013	73,958	$3.10

The weighted average remaining life of options outstanding at September 30, 2013 was 9.9 years. The aggregate intrinsic value of the exercisable options at September 30, 2013 was approximately $26,600.

Note 10.    Income Taxes

The Company recorded income tax expense of $27,000 in both the three months ended September 30, 2013 and 2012 (Predecessor), respectively, and $85,000 and $81,000 in the nine months ended September 30, 2013 and 2012 (Predecessor), respectively.  Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately (0.8)% and (8.0)% for the three months ended September 30, 2013 and 2012, respectively, and (2.0)% and 312.0% for the nine months ended September 30, 2013 and 2012, respectively.  The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.  It is management’s belief that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $1.3 million and $1.8 million in the three and nine months ended September 30, 2013, respectively.

No provision for federal income taxes has been made for Predecessor since these taxes are the responsibility of the individual members of the Predecessor.  However, Predecessor is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations.  There are no significant temporary differences associated with the Texas Margin Tax, and therefore, Predecessor has not recognized deferred taxes in the three or nine months ended September 30, 2012.

As of September 30, 2013, the Company had cumulative U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $10.1 million.  These NOLs, if not utilized, expire at various times through 2032.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.  Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $1.8 million in the nine months ended September 30, 2013, $2.24 million in the three months ended December 31, 2012, $213,000 in the year ended September 30, 2012 and $36,000 in the period November 12, 2010 through September 30, 2011, with a total valuation allowance of $4.3 million at September 30, 2013, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance.  Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On January 16, 2013, the Company received notice that EarlyBirdCapital had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution. The Claim alleges that the Company breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimburse EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions on December 28, 2012.  As a result of such breach, EarlyBirdCapital is seeking damages of approximately $2.14 million plus interest and attorney’s fees and expenses. The Company has filed a $4.0 million counter claim against EarlyBirdCapital for damages. This matter was the subject of an arbitration proceeding held on November 11 and November 12, 2013.  It is not possible at this time to predict the outcome of the Arbitration Proceeding.  Although the Company intends to vigorously defend the Claim, an accrual of approximately $2.14 million has been recorded in SG&A expenses in the three months ended December 31, 2012.

On August 23, 2013, the Company received notice that JetPay Merchant Services, LLC (“JPMS”) was a party in a lawsuit brought by MSC Cruises, a former customer.  Merrick Bank Corporation (“Merrick”) is a co-defendant in the lawsuit.  MSC Cruises is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement.  The Company believes that the basis of the suit regarding JetPay Merchant Services, LLC is groundless and intends to defend it vigorously.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, abruptly ceased operations. As a result, Merrick, JetPay, LLC’s sponsor with respect to this particular merchant, has incurred chargebacks in excess of  $25 million. Chargebacks related to Direct Air were minimal during the nine months ended September 30, 2013. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay, LLC has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay, LLC by Merrick all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $597,000 were charged against JetPay, LLC’s cash reserve account by Merrick in the nine months ended September 30, 2013.  JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick and therefore are not changed to the JetPay, LLC balance sheet; however, JetPay, LLC may be liable to Merrick under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation.  Merrick continues to hold approximately $5.04 million of total reserves as of September 30, 2013, $4.7 million of which was directly related to the Direct Air matter. These reserves are recorded in Other Assets.  On August 7, 2013, JPMS, a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company (“Chartis”) to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air.  The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract.  Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during the transitioning to a new sponsoring bank in June 2013.  Additionally, subsequent to transitioning of JetPay, LLC’s processing in June 2013 to a new sponsoring bank as an alternative to Merrick, Merrick invoiced the Company for legal fees incurred totaling approximately $718,600.  The Company does not believe it has responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these changes.  Accordingly, the Company has not recorded an accrual for these legal fees as of September 30, 2013.

As partial protection against any potential losses, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties, If JetPay, LLC suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At September 30, 2013, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.   Additionally, on August 21, 2013, a letter of credit for $1.9 million was issued and remains outstanding at September 30, 2013 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

Note 12.   Related Party Transactions

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC (“UBPS Services”), an entity controlled by Mr. Shah, CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions on December 28, 2012.  Additionally, in February 2013 and June 2013, the Company issued unsecured promissory notes to UBPS Services for $72,000 and $60,000, respectively.  The June 7, 2013 promissory note matures on July 31, 2014 and bears interest at an annual rate of 4%. The February 2013 promissory note is non-interest bearing.  Total outstanding notes to UBPS Services at September 30, 2013 were $147,000.  The notes were repaid on October 15, 2013. All such transactions were approved upon resolution and review by the Company’s Audit Committee of the terms of the notes to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693.  The note matures on July 31, 2014 and bears interest at an annual rate of 4%.  The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

ADC’s headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is approximately $40,000 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016.  Rent expense under this lease was $125,300 and $367,750 for the three and nine months ended September 30, 2013, respectively.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $8,216 and $24,648 for the three and nine months ended September 30, 2013, respectively. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay, LLC retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial.  Rent expense was $9,000 and $30,000 for both the three and nine months ended September 30, 2013 and 2012, respectively.

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

At the closing of the acquisition of ADC, funds were paid to the ADC stockholders as a result of a preliminary working capital calculation. Prepaid expenses at December 31, 2012 included a receivable from the stockholders of ADC of $450,776 for an overpayment related to this preliminary calculation. The funds were repaid to the Company in February 2013.

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

Note 13.   Subsequent Events

On October 11, 2013 the Company issued 33,333 shares of Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred”) to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $10 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 134,000 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of this initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder to be used for general corporate purposes.

The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.001.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of Common Stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A Preferred is subject to downward adjustment upon the occurrence of certain events

The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Preferred Stock is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consists of $10 million worth of shares of Preferred Stock that was issued on October 11, 2013.  Tranche B consists of up to $10 million worth of shares of Preferred Stock, which Flexpoint will be obligated to purchase, subject to satisfaction of certain conditions, from the Company if the Company is able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the secured convertible notes that were issued pursuant to a Secured Convertible Note Agreement, dated December 28, 2012, the Company entered into with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc.  Tranche C consists of up to $20 million worth of shares of Preferred Stock, plus any amounts not purchased under Tranche B, which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Preferred Stock issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

The Preferred Stock will have an initial liquidation preference of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of Common Stock) and will rank senior to the Company’s Common Stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Preferred Stock will have the right to request redemption of any shares of Preferred Stock issued at least five years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Preferred Stock elect to waive such redemption request on behalf of all holders of Preferred Stock.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Preferred Stock may demand immediate redemption of all or a portion of the Preferred Stock at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Preferred Stock elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Preferred Stock; ii) the Company breaches the Securities Purchase Agreement after the Initial Closing, and such breach has not been cured with thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5,000,000 is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under either the Secured Convertible Note Agreement or the Loan and Security Agreement, dated as of December 28, 2012 by and among ADC, PTFS and Metro Bank, and such event of default has not been cured within thirty days after receipt of notice thereof.

On October 11, 2013, Arthur F. Ryan, a member of the Board, tendered his resignation effective as of October 11, 2013 for personal reasons.  Mr. Ryan had served on the Board since February 2011.  Additionally, in conjunction with the initial closing under the Securities Purchase Agreement, Flexpoint was entitled to appoint two directors to the Company’s board of directors.  Flexpoint designed Donald L. Edwards and Steven M. Michienzi as its nominees to the Company’s board of directors (the “Board”).  The Board appointed Messrs. Edwards and Michienzi to serve as directors on the Board effective October 11, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “our company,” “the Company,” “JetPay,” “us,” “we” and “our” refer to JetPay Corporation.

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

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay, LLC and AD Computer Corporation, or ADC, on December 28, 2012. JetPay, LLC was determined to be the Predecessor Company and accordingly, their results of operations for the three and nine months ended September 30, 2012 are included in this Quarterly Report on Form 10-Q as the Predecessor. ADC’s results of operations are included in our consolidated financial statements for post-acquisition periods.

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

Our overall business strategy is to provide payment processing services to small to medium-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at both JetPay, LLC and ADC to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to ADC’s payroll customers and payroll processing services to JetPay, LLC’s credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, Independent Sales Organizations or ISOs and/or payroll processors to integrate into our JetPay, LLC and ADC operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay, LLC and ADC operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, including the launch of our Card Services division in the fourth quarter of 2013, which will provide low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay, LLC and ADC operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

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

Upon consummation of the Completed Transactions, we used $68,819,668 of the funds held in the trust account (i) to pay certain of our aggregate costs, fees and expenses in connection with the consummation of the Completed Transactions, (ii) to pay tax obligations and (iii) to pay our stockholders who properly exercised their redemption rights. On December 28, 2012, our public stockholders requested redemption of 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share for an aggregate payment to the redeeming stockholders of approximately $60,755,000 of which $58,807,000 was released from the trust on December 31, 2012 and of which $1,948,000 was pending redemption, at December 31, 2012 and released from the trust on January 2, 2013.

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

On December 28, 2012, ADC Merger Sub, Inc. and JetPay Merger Sub, LLC merged with and into ADC and JetPay, LLC, respectively, with ADC and JetPay, LLC, respectively, surviving such mergers. We refer to the acquisition of JetPay, LLC and ADC as the Completed Transactions. In connection with the closing, we caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, L.P., or WLES, JetPay, LLC’s sole member. Additionally, we issued one million shares of our common stock, par value $0.001 per share, or Common Stock, to the stockholders of ADC and 3,666,667 shares of Common Stock to WLES, 3,333,333 of which was deposited in an escrow account to secure certain obligations of WLES.

We did not conduct any operations or generate any revenues until the acquisition of ADC and JetPay, LLC on December 28, 2012.  Our activity from our inception in November 2010, through the closing of our Offering in May 2011, was in preparation for that event. After the Offering, our activity was limited to the evaluation of business combination candidates. We did not generate any operating revenues until the closing and completion of our initial business combination on December 28, 2012. We deemed the business combinations to have been completed as of December 31, 2012 in that the results of operations post December 28, 2012 to December 31, 2012 were immaterial.  JetPay, LLC was deemed the Predecessor Company.  Additionally, the result of operations for our corporate entity for the three and nine months ended September 30, 2012 consisted largely of transaction costs and are not presented as they were deemed immaterial.

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

ADC

Revenues

ADC’s revenue, including revenue from its payroll tax processing operation, PTFS, totaled $2.99 million and $9.34 million in the three and nine months ended September 30, 2013, respectively.  The majority of revenue from ADC and PTFS is derived from their payroll processing operations, which includes the calculations, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns including the collection and remittance of clients’ payroll tax obligations.  ADC and PTFS experience increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements.  PTFS’s trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rate.

Expenses

ADC and PTFS’s most significant cost of processing revenues is their payroll and related expenses and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. ADC and PTFS’s selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table represents a comparison of the results of our operations, as Successor, for the three month period ended September 30, 2013 as compared to September 30, 2012 (Predecessor) (in thousands):
					Three Months Ended September 30, 2012
	For the Three Months Ended September 30, 2013				JetPay, LLC
	Consolidated	JetPay	ADC	JetPay, LLC	Predecessor
Processing revenue	$7,813	$-	$2,985	$4,828	$4,799
Cost of processing revenues	5,008	-	1,637	3,371	3,821
Gross profit	2,805	-	1,348	1,457	978
Selling, general, and administrative expenses	2,544	615	967	962	1,145
Change in fair value of contingent consideration liability	10	10	-	-	-
Amortization of intangibles	560	-	280	280	-
Depreciation	93	-	54	39	41
Operating (loss) income	(402)	(625)	47	176	(208)
Interest expense, net	619	338	84	197	128
Amortization of deferred financing, debt discounts, and conversion options	905	870	-	35	-
Change in fair value of derivative Liability	1,560	1,560	-	-	-
(Loss) income before taxes	(3,486)	(3,393)	(37)	(56)	(336)
Income tax expense	27	-	-	27	27
Net (loss) income	$(3,513)	$(3,393)	$(37)	$(83)	$(363)

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $2.54 million, or 32.6% of revenues for the three months ended September 30, 2013. SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions. We incurred corporate SG&A expenses of $615,000 for the three months ended September 30, 2013, net of $210,000 intercompany management fees from ADC and JetPay, LLC. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers and approximately $266,000 of outside professional fees. The professional fees include accounting, tax and valuation service fees related to our quarterly financial statement reviews as well as legal and other service fees related to filing of various SEC filings, including our recently filed amendments to our registration statement, our annual proxy filing and annual meeting costs, and defending our position regarding the previously mentioned EarlyBirdCapital dispute.

Comparison of the Three Months ended September 30, 2013 and 2012 (Predecessor)

JetPay’s reported processing revenues remained consistent at $4.8 million in the three months ended September 30, 2013 and 2012.  As previously noted, JetPay, LLC transferred the majority of its processing and clearing to a new sponsoring bank in June 2013 resulting in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which effectively grossed up revenue and cost of processing revenues by approximately $724,000 in the three months ended September 30, 2013.  Excluding this gross up of revenues in 2013, JetPay, LLC’s processing revenues decreased approximately $695,000, or 14.5% in the three months ended September 30, 2013 as compared to the same period in 2012.  The most significant decrease noted is within the JetPay ISO business, which decreased by $553,000 or 26.2%, as a result of the loss of several large ISO relationships due largely to actions of JetPay’s previous sponsor bank. We also experienced a decrease in our JetPay, LLC processing and clearing business of $236,000, or 18.0%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our larger internet customers.  JetPay, LLC’s direct merchant services revenue increased by $94,000 or 6.8% despite the loss of revenue from Direct Air beginning in March 2012, which was offset by growth in revenue within larger merchants.

The cost of processing revenues decreased from $3.8 million, or 79.6% of revenues in the third quarter of 2012 to $3.4 million, or 69.8% of revenues in the third quarter of 2013, a decrease of $450,000 or 11.8%. The decrease in cost of processing revenues in 2013 was largely a result of an approximate $235,000 reduction in ISO agent commissions related to the previously noted decrease in ISO revenues; approximately $1.17 million of chargeback losses in 2012 related to Direct Air; and an approximate $54,000 decrease in chargeback processing costs with the majority of the Direct Air chargeback losses occurring in 2012.  As previously noted, JetPay, LLC recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 1. Legal Proceedings.  These decreases were partially offset by an increase in certain association and sponsoring bank fees of approximately $724,000 due to a gross reporting of certain fees beginning in June 2013 with the switch of certain of our processing and clearing to a new sponsoring bank as noted above.

Overall gross profit increased from $978,000 in the third quarter of 2012 to $1.46 million in the third quarter of 2013 as a result of the significant decrease in chargeback losses from 2012 to 2013.  SG&A expense decreased from $1.15 million in the third quarter of 2012 to $962,000 in the same period of 2013, a decrease of approximately $183,000 or 16.0%, largely due to an approximate $285,000 decrease in legal fees, partially offset by an increase in sales staff to attract new business and the addition of professionals in its technology area to enhance customer service through advances in technology platforms.  With the increase in gross profit of $479,000 and the slight decrease in SG&A expense, JetPay, LLC’s net loss decreased from $363,000 in the third quarter of 2012 to a loss of $83,000 in the third quarter of 2013.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table represents a comparison of the results of our operations, as Successor, for the nine month period ended September 30, 2013 as compared to September 30, 2012 (Predecessor) (in thousands):
					Nine Months Ended September 30, 2012
	For the Nine Months Ended September 30, 2013				JetPay, LLC
	Consolidated	JetPay	ADC	JetPay, LLC	Predecessor
Processing revenues	$22,794	$-	$9,341	$13,453	$14,165
Cost of processing revenues	13,773	-	5,096	8,677	10,130
Gross profit	9,021	-	4,245	4,776	4,035
Selling, general, and administrative expenses	7,538	1,646	2,720	3,172	3,552
Change in fair value of contingent consideration liability	(570)	(570)	-	-	-
Amortization of intangibles	1,680	-	841	839	-
Depreciation	292	1	155	136	115
Operating income (loss)	81	(1,077)	529	629	368
Interest expense, net	1,738	993	260	485	342
Amortization of deferred financing, debt discounts, and conversion options	2,636	2,532	-	104	-
Change in fair value of derivative Liability	(100)	220	-	(320)	-
Other (income) expense	(1)	-	(1)	-	-
(Loss) income before taxes	(4,192)	(4,822)	270	360	26
Income tax expense	85	4	-	81	81
Net (loss) income	$(4,277)	$(4,826)	$270	$279	$(55)

Selling, General and Administrative Expenses
SG&A expenses were $7.5 million, or 33.1% of revenues for the nine months ended September 30, 2013. As noted above, SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions. We incurred corporate SG&A expenses of $1.65 million during the nine months ended September 30, 2013, net of $630,000 intercompany management fees from ADC and JetPay, LLC. Our corporate SG&A expenses include the salaries of our executive officers and corporate management team; approximately $466,000 of outside accounting, tax and valuation service fees related to our year-end audit and recording of the completed acquisition transactions and our quarterly reviews. Our corporate SG&A expenses also includes approximately $359,000 of legal fees related to filing of various SEC filings, including our recently filed registration statement, our successful Nasdaq appeal, and legal fees for defending our position regarding the previously mentioned EarlyBirdCapital dispute.

We expect our SG&A expense will increase as we increase our headcount to support our growth initiatives and enhance our operations.  Additionally, we expect to incur increased audit, legal, valuation, regulatory and tax-related services expenses that are associated with maintaining compliance with listing exchange and SEC reporting requirements, as well as director and officer insurance premiums and investor relations costs associated with being a public company.

Comparison of the Nine Months ended September 30, 2013 and 2012 (Predecessor)

JetPay, LLC’s reported processing revenues decreased from $14.2 million in the nine months ended September 30, 2012 to $13.5 million in the same period of 2013, a decrease of approximately $712,000, or 5.0%.  As previously noted, JetPay, LLC transferred the majority of its processing and clearing to a new sponsoring bank in June 2013 resulting in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which effectively grossed up revenue and cost of processing revenues by approximately $1.03 million in the nine months ended September 30, 2013. Excluding this gross up of revenues in 2013, JetPay, LLC’s processing revenues decreased approximately $1.7 million, or 12.3% in the nine months ended September 30, 2013 as compared to the same period in 2012. The most significant decrease noted is within the JetPay ISO business, which decreased by approximately $1.39 million, or 21.6%, as a result of the loss of several large ISO relationships. We also experienced a decrease in our JetPay, LLC processing and clearing business of approximately $500,000 or 13.9%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our larger internet customers.  JetPay, LLC’s direct merchant services revenue increased approximately $146,000, or 3.5%, despite the loss of revenue from Direct Air beginning in March 2012, which was offset by growth in processing business within larger merchants.

The cost of processing revenues decreased from $10.1 million, or 71.5% of revenues, in the first nine months of 2012 to $8.7 million, or 64.5% of revenues, in the first nine months of 2013, a decrease of $1.5 million, or 14.3%. The decrease in cost of processing revenues in 2013 was largely a result of an approximate $1.05 million reduction in ISO agent commissions related to the previously noted decrease in ISO revenues and an approximate $1.36 million decrease in chargebacks and related chargeback processing costs with the majority of the Direct Air chargeback losses occurring in 2012.  As previously noted, JetPay, LLC recorded chargeback losses for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 1. Legal Proceedings.  These decreases were partially offset by an increase in certain association and sponsoring bank fees of approximately $1.03 million due to a gross reporting of these fees beginning in June 2013 with the switch of certain of our processing and clearing to a new sponsoring bank.

Overall gross profit increased from $4.0 million in the first nine months of 2012 to $4.8 million in the first nine months of 2013 as a result of the significant decrease in ISO commissions and chargebacks and related chargeback processing costs.  SG&A decreased from approximately $3.55 million in the first nine months of 2012 to approximately $3.17 million in the same period of 2013, a decrease of approximately $380,000, or 10.7%, largely due to an approximate $870,000 decrease in bad debt expense, offset partially by an approximate $130,000 increase in legal fees, the majority related to the Direct Air matter, and $360,000 of management fees to our corporate operations.  JetPay, LLC also added additional professionals in its technology and sales area in 2013 to enhance customer service through advances in technology platforms and to attract new merchant and ISO customers. As a result of the increase in gross profit, the decrease in SG&A expenses, the $320,000 change in fair value of a derivative liability, net of $839,000 of non-cash expense related to the amortization of intangible assets, deferred financing costs, and debt discounts, JetPay, LLC’s net loss of $55,000 in the first nine months of 2012 changed to net income of $279,000 in the first nine months of 2013.

Liquidity and Capital Resources

Following the consummation of the Completed Transactions,  liquidity and capital resource management will be our focus to pursue the funding we will need to meet our long term needs for debt service and possible future acquisitions. We believe that the investments made by JetPay, LLC and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. Our cash requirements include paying operating expenses including taxes, investing in our technology infrastructure, servicing our debt, and making acquisitions of businesses or assets.

Cash and cash equivalents were $2.9 million at September 30, 2013, excluding $224,000 of our cash deposited into restricted cash accounts.  The cash and cash equivalents also excludes $5.04 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick Bank, JetPay, LLC’s former sponsor bank, of which approximately $4.7 million is specifically related to the Direct Air matter described above.  The Merrick Cash Reserve of $5.04 million and $3.7 million at September 30, 2013 and December 31, 2012, respectively, are recorded as non-current assets under the caption “Other Assets”.  Also See Item 1. Legal Proceedings.  The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 46.5% at September 30, 2013 and 43% at December 31, 2012.  As of September 30, 2013, we had negative working capital, excluding funds held for clients and client funds obligations of approximately $13.4 million, which includes the approximate $5.85 million Ten Lords, Ltd. promissory note payable assumed in the JetPay, LLC acquisition and the previously mentioned $2.14 million accrual for the EarlyBirdCapital disputed fees.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain expenses, and have an agreement with Flexpoint to sell an additional $30 million of Series A Preferred to Flexpoint to be used to repay the $10 million secured convertible notes maturing in December 2014, should they not be converted into common stock, and to be used as partial consideration for future acquisitions. The $5.85 million Ten Lords, Ltd. promissory note, due December 28, 2013, was repaid on October 11, 2013 with the proceeds of the initial purchase of Series A Preferred Stock. Additionally, we will require approximately $3.52 million to cover our interest and principal payments for the twelve months ending September 30, 2014.

Capital expenditures were $27,800 and $132,700 for the three months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor), respectively and $201,000 and $288,000 for the nine months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor), respectively. We estimate capital expenditures for all of our ongoing operations, including JetPay, LLC and ADC, at approximately $70,000 to $90,000 for the remainder of 2013, principally related to technology improvements.  Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms.  While our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick Bank, JetPay, LLC’s former sponsor bank as a result of the Direct Air chargeback matter, described above.  At September 30, 2013, total cash reserves held by Merrick Bank were approximately $5.04 million, including approximately $4.7 million specifically related to the Direct Air matter.  While we continue to defend the chargeback claims there can be no assurance as to the timing of this cash reserve release.  We recently entered into a contract and transitioned our processing to a new sponsoring bank as an alternative to Merrick Bank, which allows JetPay, LLC to utilize its full monthly cash flow.  As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick Bank, us, and WLES as parties, If JetPay, LLC suffers any liability to Merrick Bank as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick Bank because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. See Item 1. Legal Proceedings.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint. To fund and integrate future acquisitions or new business initiatives, we will need to raise additional capital through loans or additional equity investments.  In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans.

As disclosed on our Current Report on Form 8-K filed with the SEC on January 22, 2013, on January 16, 2013, we received notice that EarlyBirdCapital had commenced arbitration proceedings, or the Claim, against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2.07 million and reimbursing EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions, which were consummated on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of approximately $2.14 million, including interest and attorney’s fees and expenses. The Company has also filed a $4.0 million counter claim against EarlyBirdCapital for damages.  This matter was the subject of an arbitration proceeding held on November 11 and November 12, 2013.  It is not possible at this time to predict the outcome of the Arbitration Proceeding.  Although we intend to vigorously defend the Claim, an accrual of approximately $2.14 million has been recorded in SG&A expenses in the three months ended December 31, 2012.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Debt Capitalization and Other Financing Arrangements

At September 30, 2013, we had borrowings of approximately $24.7 million, net of an unamortized discount of $1.38 million at September 30, 2013 related to a conversion option classified as a derivative liability with respect to the $10.0 million note described below. Borrowings are also net of unamortized valuation discounts totaling $778,000 at September 30, 2013 relating to the Ten Lords Ltd. promissory note and the WLES note, both described below. We had a letter of credit outstanding at September 30, 2013, of $100,000 as collateral with respect to a front-end processing relationship with a credit card company.  Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remains outstanding at September 30, 2013 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc., or collectively, the Note Investors pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay, LLC. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not pre-payable. Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $3.00 per share, adjusted from $5.15 per share as a result of the initial closing of the Series A Preferred to Flexpoint on October 11, 2013.  The conversion price and/or the number of shares issuable upon conversion of such convertible notes may be further adjusted in certain circumstances, including upon the issuance of common stock below the Note’s current conversion price, certain subdivisions or combinations of the common stock, and the issuance of certain stock dividends.

On December 28, 2012, we entered into an Assumption Agreement with JetPay, LLC and Ten Lords Ltd. Pursuant to the Assumption Agreement assuming an $8.3 million note which was paid down to $6.0 million at the closing of the JetPay, LLC acquisition.  Additionally, we agreed to guarantee JetPay, LLC’s obligations with respect to an existing loan agreement between JetPay, LLC, Ten Lords, Ltd. and Providence Interactive Capital, LLC.  Amounts outstanding under the loan were repaid on October 11, 2013, as noted above, from the proceeds of the initial purchase of  Series A Preferred by Flexpoint.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank, or Metro, as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of the ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter.  We are in compliance with the covenant requirements as of September 30, 2013.

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

At December 28, 2012, in connection with securing certain debt financing to consummate the completed transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 relates to certain of our founding stockholders agreeing to transfer 832,698 shares of Common Stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes.  In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder," we recorded a $4,370,000 stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, we incurred and recorded $23,000 of deferred financing costs.  Unamortized deferred financing costs were $2.9 million at September 30, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations.  Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2013, including fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt (1)	$26,836	$7,734	$12,592	$4,903	$1,607
Minimum operating lease payments	2,454	772	1,354	291	37
Total	$29,290	$8,506	$13,946	$5,194	$1,644

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (2)	$2,000	$2,000	$—	$-	$-
(1)   Related interest obligations have been excluded from this maturity schedule.  Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.7 million.
(2)   Outstanding letters of credit of $2.0 million represents a $1.9 million Letter of Credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows – Successor

Operating Activities. Net cash provided by operating activities totaled $2.2 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities in this period was primarily due to a decrease in accounts receivable of $1.2 million combined with an increase in accounts payable and accrued expenses of $2.9 million, and non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $4.3 million. This increase in cash was partially offset by a net loss of $4.3 million, an increase in other assets of $1.4 million, and a non-cash change in the fair value of a contingent consideration liability of $570,000.

Investing Activities. Cash provided by investing activities totaled $827,000 for the nine months ended September 30, 2013, including an increase of $921,000 in restricted cash and equivalents held to satisfy client obligations, offset by $1.95 million of cash and cash equivalents released from trust to pay redeeming stockholders.

Financing  Activities. Cash used in financing activities totaled $1.5 million for the nine months ended September 30, 2013, which includes a $921,000 increase in client fund obligations and proceeds from shareholder notes payable of $552,000, partially offset by $1.95 million of trust funds used to pay redeeming stockholders and $1.1 million of cash used for routine payments on long-term debt.

Cash Flows - (Predecessor)

Operating activities.  Net cash provided in operating activities by JetPay, LLC totaled $54,000 for the nine months ended September 30, 2012 principally related to an increase in prepaid expenses and other current assets of $356,000, a provision for losses on receivables of $134,000 and an increase in accounts payable and accrued expenses of $1.4 million, partially offset by net loss of $55,000 and an increase in restricted cash of $1.9 million.

Investing activities.  Net cash used in investing activities by JetPay, LLC totaled $288,000 for the nine months ended September 30, 2012 related to the purchase of property and equipment.

Financing activities.  Net cash used in financing activities by JetPay, LLC totaled $690,000 for the nine months ended September 30, 2012 related to routine payments of $333,000 on long-term debt and $357,000 for distributions to its sole member.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Additionally, the Company hired a new corporate controller on April 2, 2013.  In an effort to continue to remediate the previously identified material weakness and other deficiencies and enhance our internal controls, we plan to further increase our personnel resources and technical accounting expertise as we implement an effective financial reporting control structure. Management is currently in the process of documenting and testing the controls within all significant areas and anticipates concluding this work, as well as the remediation of any weaknesses, by the end of the fourth quarter of 2013. Due to the material weakness prior to the appointment of the new Chief Financial Officer in preparing our financial statements for the three month transition period ended December 31, 2012 and for the three and nine months ended September 30, 2013, we performed additional analysis and other post-closing procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP.  We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three month transition period ended December 31, 2012 or the three and nine months ended September 30, 2013.

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

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ending September 30, 2013 that are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

On January 16, 2013, we received notice that EarlyBirdCapital had commenced the Claim against us with the International Centre for Dispute Resolution. The Claim alleges that we breached a Letter Agreement, dated as of May 9, 2011, with EarlyBirdCapital by failing to pay a cash fee of $2,070,000 and reimburse EarlyBirdCapital for certain expenses upon the closing of the Completed Transactions on December 28, 2012. As a result of such breach, EarlyBirdCapital is seeking damages of approximately $2.14 million plus interest and attorney’s fees and expenses. The Company has filed a $4.0 million counter claim against EarlyBirdCapital for damages. This matter was the subject of an arbitration proceeding held on November 11 and November 12, 2013.  It is not possible at this time to predict the outcome of the Arbitration Proceeding.  Although we intend to vigorously defend the Claim, an accrual of approximately $2.14 million has been recorded in SG&A expenses in the three months ended December 31, 2012.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, abruptly ceased operations. As a result, Merrick Bank Corporation, or Merrick, JetPay, LLC’s sponsor with respect to this particular merchant has incurred chargebacks in excess of $25 million. Chargebacks related to Direct Air were minimal during the nine months ended September 30, 2013. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay, LLC has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay, LLC by Merrick all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $597,000 were charged against JetPay, LLC’s cash reserve account by Merrick in the nine months ended September 30, 2013.  JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000.  Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick and therefore are not changed to the JetPay, LLC balance sheet; however, JetPay, LLC may be liable to Merrick under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation.  Merrick released $500,000 from these reserves in the first quarter of 2013 and continues to hold approximately $5.04 million of total reserves as of September 30, 2013, $4.7 million of which was directly related to the Direct Air matter.  On August 7, 2013, JetPay Merchant Services, LLC, or JPMS, a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of JetPay Corporation, together with WLES, L.P., or collectively, the Plaintiffs, filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond, or collectively, the “Defendants. The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company, or Chartis, to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air.  The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract.  Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during the transitioning to a new sponsoring bank in June 2013.  Additionally, subsequent to transitioning of JetPay, LLC’s processing in June 2013 to a new sponsoring bank as an alternative to Merrick, Merrick invoiced us for legal fees incurred totaling approximately $718,600.  We do not believe we have responsibility to reimburse Merrick for these legal fees and we intend to vigorously dispute these changes.  Accordingly, we have not recorded an accrual for these legal fees as of September 30, 2013.

As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties, If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability.

On August 23, 2013, we received notice that JPMS was a party in a lawsuit brought MSC Cruises, a former customer.  Merrick is a co-defendant in the lawsuit.  MSC Cruises is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement.  We believe that the basis of the suit regarding JPMS is groundless and intend to defend it vigorously.

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

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements, a portion of our monthly cash flow is currently being held in a reserve account controlled by Merrick, JetPay, LLC’s sponsor bank as a result of the Direct Air chargeback matter described herein. At September 30, 2013, total cash reserves held by Merrick were approximately $5.04 million including approximately $4.7 million specifically related to the Direct Air matter. While we continue to defend the chargeback claims, there can be no assurance as to the timing of any release for these reserves.  Additionally, we recently entered into a contract and transitioned our processing to a new sponsoring bank as an alternative to Merrick. The reserve that this new bank requires, consisting of a $1.9 million letter of credit, allows JetPay, LLC to utilize its full monthly cash flow.  While we have been successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain expenses, and have an agreement with Flexpoint to potentially sell an additional $30 million of Series A Preferred to Flexpoint upon satisfaction of certain conditions, we may need to secure additional borrowings and possible equity investments to continue to grow the company organically and through acquisitions.  There can be no assurance we will be able to continue to attract financing at favorable terms and our stock price may decline.  If we do not continue to secure additional capital, we may need to curtail our future growth plans.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2012 and September 30, 2013, our management has determined that our disclosure controls and procedures and internal controls were ineffective because of material weaknesses, in part because prior to December 31, 2012, we did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements. We have begun implementation of remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls, including the hiring of a Chief Financial Officer and additional staff  that we believe are necessary steps to remediate the material weakness. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis.  Additionally, our consolidated financial statements may contain material misstatements or we could be required to restate our prior period financial results.  A failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

The issuance of our Series A Convertible Preferred Stock could result in a change of control.

On August 22, 2013, we entered into a Securities Purchase Agreement with  Flexpoint, whereby we agreed to sell, subject to satisfaction of certain conditions, up to approximately 133,333 shares of Series A Preferred. If we were to issue all of the shares of the Series A Preferred, the approximately 133,333 shares of Series A Preferred convertible into 13,333,300 shares of our common stock would constitute an approximate 52.8% cumulative voting percentage based on total cumulative voting rights underlying the Preferred Stock of 12,903,194 votes. The issuance to Flexpoint of all such shares could result in a change of control, as could any sale of all or a significant percentage of those shares to a person or group.

The Series A Preferred issued to Flexpoint has rights, preferences and privileges that are not held by, and are preferential to the rights of our common stockholders. As a result, the interests of Flexpoint and its affiliates may differ from the interests of our common stockholders.

In connection with the potential issuance of up to 133,333 shares of Series A Preferred to Flexpoint, which such shares are convertible into approximately 13,333,300 shares of our common stock, Flexpoint obtained various rights, preferences and privileges that are not held by the holders of our common stock, including, but not limited to, the right to receive a liquidation preference of $600 per share of preferred stock prior to any payments made to holders of our common stock upon the occurrence of certain events, and that in certain instances are preferential to the rights of the holders of our common stock, including the right to designate two or more directors to our board.  If all such shares or some portion thereof are issued, Flexpoint would also become our largest stockholder. As a result, Flexpoint would have the ability to exercise substantial control over our operations and their interests of Flexpoint may differ from the interests of the holders of our common stock in material respects.

To the extent the contingent consideration owed to the former owner of JetPay, LLC becomes due and payable, we may be unable to pay such amounts, which could result in dilution to the ownership interests of our stockholders and/or a decline in our stock price.

If before December 28, 2017, the price of our common stock equals or exceeds $9.50 per share for any 20 trading days within a 30 day trading period, we would be obligated to pay $5,000,000 in cash to WLES pursuant to the terms of the agreement by which we acquired JetPay, LLC from its sole member, WLES.  As a result of the Direct Air matter described above, among other reasons, we can give no assurances that we will be able to pay off this obligation to the extent it becomes due and payable. In that event, we would need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt and could result in a decline in the price of our common stock. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all.

A significant number of shares of our common stock are subject to issuance upon conversion of outstanding convertible notes, which upon such exercise would result in dilution to our security holders.

On December 28, 2012, we issued $10 million in convertible notes to the Note Investors. Upon the terms of those notes, the Note Investors have the option to convert the amounts outstanding under the notes into an aggregate of 3,333,333 shares of our Common Stock based upon a conversion price of $3.00 per share, which such conversion price was adjusted from $4.90 per share to $3.00 per share upon the initial closing of the Series A Preferred to Flexpoint. In addition, the 33,333 shares of Series A Preferred issued to Flexpoint are convertible into 3,333,333 share of Common Stock based on a conversion price of $3.00. The conversion price and/or the number of shares issuable upon conversion of such convertible securities may be adjusted further in certain circumstances and subject to certain limitations, including upon the issuance of common stock below the current market price of our Common Stock, certain subdivisions or combinations of the Common Stock, and the issuance of certain stock dividends. Although we cannot determine at this time which of these convertible securities will ultimately be exercised, it is reasonable to assume that the investors will seek conversion if the conversion price thereof is below the market price of our Common Stock at the time of exercise. To the extent any of our outstanding convertible securities are exercised, additional shares of our Common Stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders securities and could also have an adverse effect on the market price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)   Exhibits:

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 1, 2013).

3.2	Amended and Restated Bylaws of JetPay Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013).
10.1
Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Bipin C. Shah
Bipin C. Shah, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:   November 13, 2013

EXHIBIT INDEX

Exhibit No.	Description

**31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith.

