Form 10-K
period 2013-12-31
JetPay Corp
filed 2014-03-31
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐  NO ☒

As of June 30, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $21.8 million based on the number of shares held by non-affiliates as of June 30, 2013, and the last reported sale price of the registrant’s common stock on June 28, 2013.

As of March 26, 2014, the latest practicable date, 11,530,490 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

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

Although we believe that the plans and expectations reflected in, or suggested, by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A - Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission (“SEC”). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I.

Item 1. Business

Introduction

We are a provider of payment services – debit and credit card processing, payroll, and card services to businesses and their employees throughout the United States. We provide these services through two wholly-owned subsidiaries, JetPay, LLC ( “JetPay Payment Services”), which provides debit and credit processing and ACH payment services to small and medium-sized businesses, as well as large entities who process internet transactions and recurring billings, and AD Computer Corporation (“ADC” or “JetPay Payroll Services”), which provides payroll, tax filing, and related services to small and medium-sized employers. We also operate JetPay Card Services, a division of JetPay Corporate, which is focused on providing low-cost money management and payment services to individuals, including un-banked and under-banked employees of our business customers through our MAC Money Access VISA® prepaid card. Our principal executive offices are located at 1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312, and our telephone number is (484) 324-7980. Our website is located at www.jetpaycorp.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Annual Report on Form 10-K.

Prior to December 28, 2012, we were a blank check corporation organized under the laws of Delaware on November 12, 2010 as Universal Business Payment Solutions Acquisition Corporation. Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to JetPay Corporation with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013.

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

Initial Public Offering

On May 13, 2011, we sold 12,000,000 units in the Offering at a price of $6.00 per unit. Each such unit consisted of one share of our common stock, $.001 par value per share, and one warrant to purchase one share of our common stock. Concurrently with the closing of the Offering, our initial stockholders purchased 6,240,000 warrants at a price of $0.50 per warrant, for an aggregate purchase price of $3,120,000, in a private placement. In addition, EarlyBirdCapital, Inc., representative of the several underwriters of the Offering (“EarlyBirdCapital”), or its designees purchased 720,000 warrants on the same terms for an aggregate purchase price of $360,000.

On May 13, 2011, we received net proceeds of $69,366,994 from the Offering and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of warrants to our initial stockholders and the underwriters of the Offering) was placed in a trust account for the benefit of the Company and invested in United States treasuries.

Completed Business Combinations

On July 6, 2012, we entered into three definitive agreements (the “Acquisition Agreements”) to acquire the following three companies: (i) JetPay Payment Services and certain affiliated entities; (ii) Francis David Corporation (d/b/a/ Electronic Merchant Systems), an Ohio corporation (“EMS”) and certain affiliated entities; and (iii) ADC and certain affiliated entities. Our board of directors approved each of the agreements and the transactions contemplated thereby (collectively, the “Completed Transactions”). On August 10, 2012, we entered into amendments with respect to the definitive agreements for the Completed Transactions. On December 11, 2012, we and EMS mutually agreed to terminate our Acquisition Agreement. The transactions with JetPay, LLC and ADC were consummated on December 28, 2012. A description of the Acquisition Agreements relating thereto and the transactions consummated thereby, is set forth below.

Description of JetPay, LLC Transaction

On July 6, 2012, we, JP Merger Sub, LLC, a Delaware limited liability company and our wholly-owned subsidiary (the “JetPay Merger Sub”), JetPay, LLC, and WLES, L.P., a Texas limited partnership (“WLES”) and Trent Voigt, entered into an Agreement and Plan of Merger (the “JetPay, LLC Agreement”).

Pursuant to the terms of the JetPay, LLC Agreement, JetPay Merger Sub was to merge with and into JetPay, LLC with JetPay, LLC surviving the merger as our wholly-owned subsidiary (the “JetPay Merger”) in exchange for consideration in the form of cash and our common stock as further described below under the heading “Consideration.” Prior to the closing of the transactions contemplated by the JetPay, LLC Agreement, JetPay, LLC agreed to acquire all of the outstanding interests in two affiliated entities, JetPay ISO Services, LLC, a Texas limited liability company, and JetPay Merchant Services, LLC, a Texas limited liability company (such entities together with JetPay, LLC, the “JetPay, LLC Entities”), each of which became wholly-owned subsidiaries of JetPay, LLC.

The description of the JetPay, LLC Agreement is qualified in its entirety by reference to the full text of the JetPay, LLC Agreement and the amendments thereto which were filed as exhibits to Current Reports on Form 8-K filed by us on July 9, 2012, August 10, 2012, November 20, 2012 and December 5, 2012.

Description of ADC Transaction

On July 6, 2012, we, ADC Merger Sub, Inc., a Delaware limited liability company and our wholly-owned subsidiary of UBPSAC (the “ADC Merger Sub”), ADC, Payroll Tax Filing Services, Inc. (“PTFS”), Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass (collectively, the “ADC Stockholders”) and C. Nicholas Antich, as Representative, entered into an Agreement and Plan of Merger (the “ADC Agreement” and together with the JetPay, LLC Agreement, the “Acquisition Agreements”).

Pursuant to the terms of the ADC Agreement, ADC Merger Sub was to merge with and into ADC, with ADC surviving the merger as our wholly-owned subsidiary (the “ADC Merger”) in exchange for consideration in the form of cash and our common stock. Immediately prior to the closing of the transactions contemplated by the ADC Agreement, ADC acquired all of the outstanding interests in PTFS, (together with ADC, the “ADC Entities”), which will remain a wholly-owned subsidiary of ADC following the ADC Merger.

The description of the ADC Agreement and the amendments thereto are qualified in its entirety by reference to the full text of the ADC Agreement and amendment thereto which were attached to the Current Reports on Form 8-K filed by us in relation to this transaction on July 9, 2012, August 10, 2012 and December 26, 2012.

Proxy Statement and Stockholders’ Meeting

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

Closing of Completed Transactions

On December 28, 2012, pursuant to the ADC Agreement and the JetPay, LLC Agreement, ADC Merger Sub and JetPay, LLC Merger Sub merged with and into ADC and JetPay, respectively, with ADC and JetPay, LLC surviving such mergers. In connection with the closing, we caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay, LLC’s sole member. Pursuant to the JetPay, LLC Agreement, 1,666,667 shares of our common stock were issued in lieu of $10 million of the cash consideration payable to the sole member of JetPay, LLC. In addition, we assumed approximately $6 million of indebtedness from an existing creditor of JetPay, LLC and paid approximately $2.2 million to such creditor, as more fully described below under the heading “Assignment and Assumption Agreement.” We issued an approximately $2.3 million promissory note to the sole member of JetPay, LLC, as more fully described below under the heading “Note and Indemnity Side Agreement.” Finally, as a result of a working capital adjustment, approximately $700,000 was deducted from the cash merger consideration payable, resulting in a total of $6.8 million being paid to WLES, JetPay, LLC’s sole member. Additionally, we issued 1,000,000 shares of our Common Stock to the stockholders of ADC and 3,666,667 shares of our Common Stock to WLES, 3,333,333 of which were deposited into an escrow account to secure the obligations of WLES under the JetPay, LLC Agreement. Such shares will be released only upon resolution of all outstanding potential liability with respect to the Direct Air matter more fully described under the heading “Item 3 – Legal Proceedings”.

In addition to the consideration paid to WLES, through December 28, 2017, WLES is entitled to receive 833,333 shares of our common stock if the trading price of our common stock is at least $8.00 for any 20 trading days out of a 30 trading day period, and $5,000,000 in cash if the trading price of our common stock is at least $9.50 for any 20 trading days out of a 30 trading day period. In addition to the consideration paid to the stockholders of ADC, on the 24 month anniversary of the closing of the transaction, such stockholders are entitled to receive an additional $2 million.

Upon consummation of the Completed Transactions, we used $68,819,668 of the funds held in the trust account (i) to pay certain of our aggregate costs, fees and expenses in connection with the consummation of the Completed Transactions, (ii) to pay tax obligations and (iii) to pay our stockholders who properly exercised their redemption rights. On December 28, 2012, our public stockholders requested redemption of 9,994,625 shares of common stock for their pro rata share of the amounts then held in the trust account, which upon consummation of the Completed Transactions, was approximately $6.08 per share for an aggregate payment to the redeeming stockholders of approximately $60,755,000 of which $58,807,000 was released from the trust and of which $1,948,000 was pending redemption, each as of December 31, 2012. The remaining trust balance of $1,948,000 was disbursed to the redeeming stockholders on January 2, 2013.

Issuance Agreements

On December 17, 2012, we entered into agreements with two investment advisory clients of Wellington Management Company, LLP: (i) an Option Issuance Agreement (the “Bermuda Issuance Agreement”) with Wolf Creek Investors (Bermuda) L.P. (“Bermuda”) and each of Bipin C. Shah, Peter B. Davidson, Frederick S. Hammer, Arthur F. Ryan, Robert B. Palmer, Richard S. Braddock, Jonathan M. Lubert and Ira Lubert (collectively, the “Grantors”) and (ii) an Option Issuance Agreement (the “Partners Issuance Agreement” and together with the Bermuda Issuance Agreement, the “Issuance Agreements”) by and among the Company, Wolf Creek Partners, L.P. (“Partners”) and each of the Grantors.

Pursuant to the Bermuda Issuance Agreement, the Grantors agreed that if (i) the transactions contemplated by the JetPay, LLC Agreement and the ADC Agreement were consummated and (ii) in connection with the Completed Transactions, Bermuda did not exercise its rights to redeem its shares of our common stock for its pro rata share of the funds being held in the trust account established in connection with our initial public offering (“Redemption Rights”), the Grantors would, at the closing of the Completed Transactions, issue to Bermuda an immediately exercisable option to purchase an aggregate of 188,384 shares of our common stock owned by the Grantors at an exercise price of $0.005 per share.

Pursuant to the Partners Agreement, the Grantors agreed that if (i) the transactions contemplated by the JetPay, LLC Agreement and the ADC Agreement were consummated and (ii) in connection with the Completed Transactions, Partners did not exercise its Redemption Rights, the Grantors would, at the closing of the Completed Transactions, issue to Partners an immediately exercisable option to purchase an aggregate of 198,427 shares of our common stock owned by the Grantors at an exercise price of $0.005 per share.

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

Pursuant to the Issuance Agreements, we agreed to file a registration statement covering resale of the shares that may be issued upon exercise of options no later than 30 days after consummation of the Transactions. We filed a registration statement on Form S-3 on March 18, 2013 to register any shares that may be issued as part of this transaction. The registration statement was declared effective by the SEC on September 18, 2013.

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

Convertible Note Purchase Agreement

In order to finance a portion of the cash payable in the Completed Transactions, on December 28, 2012, we entered into a Secured Convertible Note Agreement (the “Note Agreement”) with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. (collectively, the “Note Investors”) pursuant to which, we issued $10 million in promissory notes secured by 50% of our ownership interest in JetPay, LLC. In connection with the Note Agreement, we entered into separate Secured Convertible Promissory Notes with each of the Note Investors (the “Notes”). Amounts outstanding under the Notes will accrue interest at a rate of 12% per annum, payable quarterly. The Notes mature on December 31, 2014. The Notes are not prepayable.

Pursuant to the Notes, the Note Investors are entitled to convert all or any portion of the amounts outstanding under the Notes into shares of our Common Stock at an initial conversion price of $5.15 per share, subject to certain adjustments. As per the terms of the Notes, the conversion price was adjusted to $3.00 per share upon the issuance of the initial tranche the Series A Preferred Stock to Flexpoint on October 11, 2013.

In connection with the Notes, certain of our stockholders agreed to sell 832,698 shares of Common Stock that they acquired prior to the Offering to certain of the Note Investors at a price of $.005 per share. As part of such share issuance and in connection with issuance of the Notes, we entered into Registration Rights Agreements, dated as of December 28, 2012, with each such investor, which entitles such investors to up to three “demand” registration requests and unlimited “piggyback” registration requests. On March 18, 2013, we filed a Registration Statement on Form S-3 to satisfy the requirements of the Registration Rights Agreements. The registration statement was declared effective by the SEC on September 18, 2013.

As partial consideration for Mr. Lubert to enter into the Note Agreement, we agreed, pursuant to the Stock Escrow Termination Agreement, dated as of December 28, 2012, to terminate the Stock Escrow Agreement, dated as of May 13, 2011, among Mr. Lubert, the Company and Continental Stock Transfer & Trust Company, with respect to 826,000 shares of our Common Stock.

Assumption Agreement

In order to finance the Completed Transactions, on December 28, 2012, we also entered into an Amendment, Guarantee and Waiver Agreement (the “Assumption Agreement”) with JetPay and Ten Lords Ltd. Pursuant to the Assumption Agreement, we agreed to guarantee JetPay, LLC’s obligations with respect to an existing loan agreement between JetPay, LLC, Ten Lords, Ltd. and Providence Interactive Capital, LLC (collectively, the “Payees”). JetPay, LLC also agreed to compensate the Payees for any economic impact from negative tax consequences as a result of its existing note remaining outstanding after December 31, 2012. In exchange for the foregoing, Ten Lords Ltd agreed to consent to the transactions contemplated by the JetPay, LLC Agreement. JetPay, LLC was obligated to pay any amounts still outstanding on the existing loan in excess of $6 million upon closing of the transactions contemplated by the JetPay, LLC Agreement. All amounts outstanding under the loan agreement were repaid on October 11, 2013 upon closing of the initial tranche of Series A Preferred Stock issued to Flexpoint.

Loan and Security Agreement

On December 28, 2012, ADC and Payroll Tax Filing Services, Inc. (“PTFS”, together with ADC, the “Borrowers”), as borrowers, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Metro Bank as the lender for a term loan with a principal amount of $9 million. Amounts outstanding under the existing notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments. We are obligated to pay down the notes with 25% of our free cash flow annually.

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

Warrant Exchange

On December 28, 2012, we entered into the Warrant Termination Agreement (the “Warrant Termination Agreement”) with Continental Stock Transfer & Trust Company. The Warrant Termination Agreement was entered into in connection with the approval of the warrant proposal, set forth in the Definitive Proxy Statement filed with SEC on November 13, 2012, on December 11, 2012 at a meeting of our warrantholders, which such approval was disclosed by us in a Current Report Form 8-K filed with the SEC on December 12, 2012. In connection with Warrant Termination Agreement and the approval of the warrant proposal, each issued and outstanding warrant was converted into .1333 shares of our common stock on December 28, 2012. The Company filed a registration statement on Form S-3 on March 18, 2013 to register the shares issued as part of the warrant conversion. The registration statement was declared effective by the SEC on September 18, 2013.

Convertible Preferred Stock

On October 11, 2013, we issued 33,333 shares of Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred”) to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $10 million less certain agreed-upon reimbursable expenses of Flexpoint pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Under the Securities Purchase Agreement, we agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 134,000 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of this initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder used for general corporate purposes.

The Series A Preferred is convertible into shares of our common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A Preferred is subject to downward adjustment upon the occurrence of certain events.

Our obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consists of $10 million worth of shares of Preferred Stock that was issued on October 11, 2013.  Tranche B consists of up to $10 million worth of shares of Series A Preferred, which Flexpoint will be obligated to purchase, subject to satisfaction of certain conditions, from us if we are required to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  Tranche C consists of up to $20 million worth of shares of Series A Preferred, plus any amounts not purchased under Tranche B, which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

Series A Preferred will have an initial liquidation preference of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of our common stock) and will rank senior to our common stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred will have the right to request redemption of any shares of Series A Preferred issued at least five years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of our Board of Directors (the “Board”) by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) we fail to make any required redemption payment with respect to the Series A Preferred; ii) we breach the Securities Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; iii) we or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5,000,000 is rendered against us or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under either the Note Agreement or the Loan and Security Agreement, and such event of default has not been cured within thirty days after receipt of notice thereof.

JetPay Payment Services Business

Company Background and History

JetPay, LLC was formed as a Texas limited liability company as Transactional Technologies, LLC in January, 2001. A related company, Standard Payments, LLC was formed as a Texas limited liability company in January, 2001. A third related entity, JetPay ISO Services, LLC was formed as a Texas limited liability company in May, 2005. In 2005, Transactional Technologies changed its name to JetPay, LLC, and in February of 2006, Standard Payments changed its name to JetPay Merchant Services, LLC (“JetPay Merchant Services”). JetPay, LLC provides processing-only services directly to merchants and Independent Sales Organizations (“ISOs”). JetPay Merchant Services provides full debit and credit card acceptance services to merchants, while JetPay ISO provides full merchant services to independent sales agents and ISOs. In 2010 all three entities came under common ownership, and were referred to as a single entity, JetPay, LLC. JetPay, LLC is a leading end-to-end processor of credit and debit card payment transactions. JetPay, LLC provides debit, credit, and ACH processing services directly to retailers, service providers, and banks, and on a wholesale basis to ISOs. JetPay, LLC is one of fewer than approximately 30 U.S. processors that connect directly to the card networks (e.g. Visa and MasterCard) and provide such end-to-end processing. JetPay, LLC provides cost-effective, customized solutions to its customers.

JetPay, LLC, currently doing business as JetPay Payment Services, has a specific strength in Internet and Card-Not-Present transactions, a growing area in the industry. JetPay Payment Services had approximately $17.6 million in revenue in 2013 and approximately 4,000 end-use customers. JetPay Payment Services’ principal executive offices are located at 3361 Boyington Drive, Suite 180, Carrollton, Texas, 75006, and its telephone number is (972) 503-8900.

JetPay Payment Services provides a wide array of transaction processing services:

•	Debit and credit card processing to merchants;
•	Front-and back-end processing;
•	Debit and credit card processing for banks;
•	Wholesale debit and credit card processing to ISOs;
•	Specialized and secure card processing for internet transactions;
•	End-to-end encryption and tokenization;
•	Specialized card processing for recurring bill payments;
•	High speed network and authorization;
•	ACH processing to merchants;
•	Batch processing;
•	Gift cards;
•	Fraud protection; and
•	Ability to adapt to virtually any website or payment application.

JetPay Payment Services has more than two decades of experience in building solutions using current and innovative technologies. It recognized the need for a payment system built on object-oriented software that can keep pace with rapidly changing processing requirements to provide clients with a competitive marketplace advantage. JetPay Payment Services combines real-time credit card processing, online payment capabilities and merchant account services into one solution and operates its own front-end authorizations system, back-end clearing and settlement system and merchant accounting system. JetPay Payment Services handles many of its transactions from end-to-end without third party involvement.

JetPay Payment Services is an expert in providing point of sale, or POS, software applications and systems integration, data networking, communications technologies, the card association’s (e.g., MasterCard, Visa, Discover, etc.) operating regulations and all other areas of concern that impact the nation’s bankcard merchants. It advises on and delivers the optimal payments acceptance solution to customers in all types of industries, including but not limited to:

•	Retailers;
•	Restaurants;
•	Travel;
•	Lodging;
•	Supermarket;
•	C-Store;
•	E-commerce; and
•	Direct marketing.

JetPay Payment Services can interface with its customers using virtually any device or access point in the market, including but not limited to the following:

•	Electronic terminal;
•	PC;
•	Electronic cash register;
•	POS system;
•	Internet gateway;
•	Merchant host interface; and
•	Mobile technology.

Geographical Financial Information

While headquartered in Carrollton, Texas, JetPay Payment Services primary business is national in scope, and it processes transactions for customers throughout the U.S. JetPay Payment Services also processes transactions internationally for a limited number of customers.

Marketing and Sales

JetPay Payment Services retains its own small combined marketing and sales force. JetPay Payment Services sells directly to the majority of its merchant and processing customers, as well as its ISO customers. JetPay Payment Services direct sales force focuses on select verticals where it has a significant technology advantage, including internet retailers, recurring billers, value-added resellers, technology servicers, travel companies, and others. It also receives significant referral opportunities.

JetPay Payment Services’ marketing efforts involve:

•	Print advertising in trade and consumer publications;
•	Internet advertising, including viral and social network marketing campaigns;
•	Trade show exhibits; and
•	Bulletins featuring new products and product features.

 Independent Sales Organizations.

JetPay Payment Services has approximately 150 ISO and agent customers who sell on its behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, government organizations, and others. Their ISOs have more than approximately 2,460 merchants representing approximately 2,941 locations on JetPay Payment Services’ system.

Competition

Our competitors include financial institutions, subsidiaries of financial institutions and well-established payment processing companies, including Total Systems, Bank of America Merchant Services, Chase Paymentech, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Vantiv, Inc., Global Payments, Inc., Heartland Payment Systems, Inc. and WorldPay US, Inc.

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. Total expenditures for all card type transactions by U.S. consumers were $4.6 trillion in 2012, and are expected to grow to $7.3 trillion by 2017, representing a compound annual growth rate of approximately 10%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

The industry has approximately 3000 ISOs; however, there are less than 30 companies that actually process the transactions which includes generating the authorization, clearing the transaction, and settling the funds to the merchant. Of the few transaction processors, fewer actually handle both the front-end and back-end functions. The front-end does the authorization in real-time and the back-end does the clearing to the card issuers and settlement to merchants every day. JetPay Payment Services’ processing systems handles both front-end and back-end processing which gives a competitive advantage over other ISOs that must purchase these services from a company like JetPay, LLC.

The barrier to entry to produce a new processing system is high. The time and investment to develop and implement a processing system is very significant and once the system is functional it has an immediate cost that takes millions of transactions a month to break even.

Many companies in the merchant acquiring market see a large income rise during the holiday shopping period. Due to JetPay Payment Services’ portfolio mix having a large amount of recurring payment merchants, JetPay Payment Services does not see a large spike in income during this period. However, JetPay Payment Services does see a small income increase in February and March and the summer months as a result of some of our travel merchants having seasonal spikes.

Intellectual Property

JetPay, LLC has U.S. federal registrations for the following trademarks: JetPay, LLC, JetPay Merchant Services, JetPay ISO Services, ETicket2Ecommerce, ETicket to Ecommerce, Standard Payments and Transactional Technologies.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. JetPay, LLC believes its trademarks have value in the marketing of its products. It is JetPay, LLC’s policy to protect and defend its trademark rights.

Material Customers

JetPay Payment Services’ two largest customer represented 13.3% and 10.2% individually, or 23.5% combined of its total revenues of $17.6 million for the year ended December 31, 2013. Loss of either of these customers could have a material adverse effect on the results of operations of JetPay Payment Services and the Company.

JetPay Card Services Business

Background

The founders of JetPay were at the forefront of the development of general purpose prepaid cards early in this century. Having observed the development of these products, we believe that there remain a large number of consumers in the United States who are not being well-served by their financial provider. We designed and launched, in 2013, the MAC Prepaid Visa Card. This card is designed to provide a low-cost alternative to both consumers who currently rely on paper checks for their funds (whether payroll, disability, annuity, or other payment), as well as those who, as a result of banks’ reaction to the Durbin Amendment, have increased fees and charges for low-balance checking accounts

Marketing and Sales

We believe that our JetPay Payroll Services division provides a natural distribution system to consumers who may have an interest in our product. We also believe that our ISO/Agent distribution channel within our JetPay Payment Services division, provides us a significant opportunity and the ability to reach thousands of other small businesses and their consumers.

Competition

We face significant competition in this business segment. Large national card issuers, including Green Dot and NetSpend are larger, have significant distribution systems, and have more financial resources that JetPay. Many financial institutions, including J.P. Morgan Chase, Wells Fargo, American Express, and others have launched similar products, and have an advantage because they own a large numbers of ATMs.

JetPay Payroll Services Business

Company History

ADC was formed in Bethlehem, PA in April, 1970. ADC began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit to customers in and around Allentown, Bethlehem and Easton, Pennsylvania (“Lehigh Valley, PA”). In 1990, ADC added the services of collecting and filing payroll taxes with the development of PTFS. ADC and PTFS, currently doing business as JetPay Payroll Services, have a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. JetPay Payroll Services currently has approximately 5,000 customers and $13.3 million in revenues for the year ended December 31, 2013, as well as an average of $47.6 million in client-held funds with respect to average monthly payroll tax filings. C. Nicholas Antich founded ADC and, along with Joel E. Serfass, founded PTFS. JetPay Payroll Services’ principal executive offices are located at 3939 West Drive, Center Valley, Pennsylvania 18034, and JetPay Payroll Services’ telephone number is (610) 797-9500.

JetPay Payroll Services provides a wide array of payroll and human resource services, including, but not limited to:

•	Processing payroll;
•	Collecting and filing national, state, and local taxes;
•	Online payroll;
•	Paperless payroll;
•	Electronic Child Support and other deduction processing;
•	Time / attendance interfaces;
•	Pay as you go workers compensation;
•	Human resources services;

•	401K administration;
•	Prepaid cards; and
•	Electronic, phone, fax, or paper payroll input.

JetPay Payroll Services has more than forty years of experience in providing secure, on-time payroll processing services to its clients. It recognized the need for a secure system built on highly scalable architecture software that can interface with rapidly changing client requirements to provide competitive marketplace advantage. JetPay Payroll Services provides payroll and tax filing solutions that meet the requirements of customers who employ anywhere from one employee to those with thousands of employees through a flexible, multi-input interface that can accept paper, fax, web, or direct transmission of payroll information in a highly secure solution. JetPay Payroll Services operate their own systems for payroll and tax filing, without third-party involvement.

JetPay Payroll Services designs, builds and maintains all payroll software systems and tax depositing and filing software systems, without third-party involvement. There are four programming teams, one each for mainframe programming for its proprietary payroll system software, PC programming for its PC Input and HR applications, web programming for its JetPay WebPay and Employee Self-Serve platforms and tax filing programming for its proprietary Trust and Payroll Tax Depositing and Filing System. These in-house programming teams allow for quick responses to statutory changes, and the ability to provide customized solutions for its clients.

Geographical Financial Information

JetPay Payroll Services focus to date has been in Lehigh Valley, PA and surrounding areas. However, the company has recently hired a national sales manager and is increasing its marking scope nationally and has customers in some 36 states, and processes payroll for employees in all 50 states. JetPay Payroll Services intends to market its payroll processing service nationally and increased cross-selling efforts with the customers of sister division, JetPay Payment Services.

Sales, Marketing and Distribution

Marketing

JetPay Payroll Services retains its own marketing staff. Its marketing efforts include:

•	Print advertising in trade and business publications;
•	Internet advertising and select radio advertising;
•	Trade show exhibits; and
•	Bulletins featuring new products and product features.

Sales

JetPay Payroll Services’ sales team focuses its efforts in Lehigh Valley, PA and surrounding counties and sells directly to its customers. JetPay Payroll Services intends to market its payroll processing service nationally and increased cross-selling efforts with the customers of sister division, JetPay Payment Services. A significant part of its sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

Intellectual Property

The ADC Entities have U.S. federal registrations for the following service marks: 1-800-DO-MY-PAY and Your Payroll Experts. The ADC Entities have the following registered domain names:1800domypay.com, adc0mputer.com, adcomputer.com, adcomputer.biz, adcomputer.info, adcomputer.net, adcomputer.org, adcomputer.us, adconputer.com, assurepayroll.com, domypay.com, domypay.us and yopurpayrollexperts.com.

In general, service marks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. The ADC Entities believe their service marks have value in the marketing of its services. It is the ADC Entities’ policy to protect and defend its service mark rights.

Competition

The payroll processing services industry is highly competitive, with services provided by outsourced providers like us, but also accounting firms and self services options. Overall the industry operates in three sectors: large national full-service payroll providers, online self-service providers, and numerous much smaller national, regional, local and on-line providers. While large national payroll service firms such as ADP, Paychex, Ceridian, and Intuit are highly recognized, their combined market share in the industry approximates only 15%. JetPay Payroll Services competes with all three levels of payroll processing companies.

Competition in the payroll processing industry is primarily based on service responsiveness, accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax compliance, technology, service, and platform development challenges that they may lack the technical and financial resources to overcome. JetPay Payroll Services believes it is well-positioned to gain payroll customers from those challenged providers. Additionally, it believes its competitive position is enhanced through our ability to offer payment processing services to payroll customers and thus offer any integrated services suite which will provide its customers with efficient and convenient options.

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

Payment processing companies domiciled or operating in the United States are subject to extensive regulation and supervision by varying federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as individuals whose information is being transmitted. Accordingly, examples of regulatory requirements to which we are subject, generally include the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Electronic Fund Transfer Act, the Health Insurance Portability and Accountability Act, the USA Patriot Act of 2001, the Gramm-Leach-Bliley Act and various federal and state consumer protection and privacy laws. Our Card Services division is also becoming subject to increased activities of the Consumer Financial Protection Bureau. In addition, changes in current laws or regulations and future laws or regulations may substantially restrict the nature of the business or businesses we acquired.

Competition

Our overall business strategy is to provide payment services to businesses and their employees, especially small and medium-sized businesses, as well as large businesses who require internet processing or processing of recurring billings. Our Payment Services, Card Services, and Payroll Services divisions face significant competitors – these are described above under the Competition headings for division. We also intend to acquire additional organizations within these markets, as well as companies that provide complementary or ancillary services. In identifying, evaluating and selecting these potential target businesses, we may encounter intense competition from other entities having a business objective similar to its own. We may be subject to competition from several entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses, including our obligation to seek stockholder approval of a business combination under certain circumstances, which may delay the completion of a transaction.

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

Employees

As of March 17, 2014, we had approximately 183 employees, of which approximately 54 were in our JetPay Payment Services division, all being full-time; 121 employed in our JetPay Payroll Services division, 87 of which are fulltime and 34 of which are part-time; three in our JetPay Card Services division and; five in our corporate accounting, finance, marketing, and investor relations, including three in executive management. None of our employees are covered by a collective bargaining agreement.

Item 1A. Risk Factors

Risk Factors Related to Our Business and Common Stock

Risks Related to Our Business and Our Common Stock

If we are unable to finance our business, we may need to seek capital at unfavorable terms and our stock price may decline as a result thereof.

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements, a portion of our monthly cash flow had been retained in a reserve account controlled by Merrick Bank Corporation (“Merrick”), JetPay, LLC’s sponsor bank as a result of the Direct Air chargeback matter described herein. This practice ceased in June 2013 with the transfer of our processing bank relationship to Wells Fargo Bank. At December 31, 2013, total cash reserves be held by Merrick related to the Direct Air matter were approximately $5.04 million. While we continue to defend the chargeback claims, there can be no assurance as to the timing of any release of these reserves.  As noted above, we recently entered into a contract and transitioned our processing to a new sponsoring bank, Wells Fargo Bank, as an alternative to Merrick. The reserve that our new bank requires, consisting of a $1.9 million letter of credit, allows JetPay, LLC to utilize its full monthly cash flow.  While we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million, less certain expenses, and have an agreement with Flexpoint to potentially sell an additional $30 million of Series A Preferred to Flexpoint upon satisfaction of certain conditions, we may need to secure additional borrowings and possible equity investments to continue to grow the company organically and through acquisitions.  There can be no assurance we will be able to continue to attract financing at favorable terms and our stock price may decline as a result thereof.  If we do not continue to secure additional capital, we may need to curtail our future growth plans.

The issuance of our Series A Convertible Preferred Stock could result in a change of control.

On August 22, 2013, we entered into a Securities Purchase Agreement with Flexpoint, whereby we agreed to sell, subject to satisfaction of certain conditions, up to approximately 133,333 shares of Series A Convertible Preferred Stock, par value $0.001, or Series A Preferred. If we were to issue all of the shares of the Series A Preferred, the approximately 133,333 shares of Series A Preferred would be convertible into 13,333,300 shares of our common stock. Assuming no additional common stock issuance; the conversion of Series A Preferred would constitute an approximate 52.8% cumulative voting percentage based on total cumulative voting rights underlying the Preferred Stock of 12,903,194 votes. The issuance to Flexpoint of all such shares could result in a change of control, as could any sale of all or a significant percentage of those shares to a person or group.

The Series A Preferred issued to Flexpoint has rights, preferences and privileges that are not held by, and are preferential to the rights of our common stockholders. As a result, the interests of Flexpoint and its affiliates may differ from the interests of our common stockholders.

In connection with the potential issuance of up to 133,333 shares of Series A Preferred to Flexpoint, which such shares are convertible into approximately 13,333,300 shares of our common stock, Flexpoint obtained various rights, preferences and privileges that are not held by the holders of our common stock, including, but not limited to, the right to receive a liquidation preference of $600 per share of preferred stock prior to any payments made to holders of our common stock upon the occurrence of certain events, and that in certain instances are preferential to the rights of the holders of our common stock, including the right to designate two or more directors to our board. If all such shares or some portion thereof are issued, Flexpoint would also become our largest stockholder. As a result, Flexpoint would have the ability to exercise substantial control over our operations and the interests of Flexpoint may differ from the interests of the holders of our common stock in material respects.

To the extent the contingent consideration owed to the former owner of JetPay, LLC becomes due and payable, we may be unable to pay such amounts, which could result in dilution to the ownership interests of our stockholders and/or a decline in our stock price.

If before December 28, 2017, the price of our common stock equals or exceeds $9.50 per share for any 20 trading days within a 30 day trading period, we would be obligated to pay $5,000,000 in cash to WLES, L.P. pursuant to the terms of the agreement by which we acquired JetPay, LLC from its sole member, WLES, L.P. We can give no assurances that we will be able to pay off this obligation to the extent it becomes due and payable. In that event, we would need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt and could result in a decline in the price of our common stock. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all.

A significant number of shares of our common stock are subject to issuance upon conversion of outstanding convertible notes, which upon such exercise would result in dilution to our security holders.

On December 28, 2012, we issued $10 million in convertible notes to certain investors. Upon the terms of those notes, the note investors have the option to convert the amounts outstanding under the notes into an aggregate of 3,333,333 shares of our common stock based upon a conversion price of $3.00 per share, which such conversion price was adjusted from $4.90 per share to $3.00 per share upon the initial closing of the Series A Preferred to Flexpoint. In addition, the 33,333 shares of Series A Preferred issued to Flexpoint are convertible into 3,333,333 shares of our common stock based on a conversion price of $3.00. The conversion price and/or the number of shares issuable upon conversion of such convertible securities may be adjusted further in certain circumstances and subject to certain limitations, including upon the issuance of common stock below the current market price of our common stock, certain subdivisions or combinations of the common stock, and the issuance of certain stock dividends. Although we cannot determine at this time which of these convertible securities will ultimately be exercised, it is reasonable to assume that the investors will seek conversion if the conversion price thereof is below the market price of our common stock at the time of exercise. To the extent any of our outstanding convertible securities are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders and could also have an adverse effect on the market price of our common stock.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of our acquisitions a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets together accounted for approximately 44% of the total assets on our balance sheet as of December 31, 2013. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

We conducted a due diligence investigation of the businesses we acquired, and intend to do the same with any business we consider in the future. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, and despite the due diligence performed on the acquired companies, we cannot assure you that this process has identified or will identify all material issues that may be present inside a particular target business, or that factors outside of the target’s business and our control will not later arise. If our due diligence investigation fails to identify material issues relating to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if these charges may be non-cash items and may not adversely affect our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming debt held by a target business or by virtue of our otherwise obtaining debt financing.

Due to their simultaneous acquisition we may not be successful in the integration of the acquired entities.

We acquired two formerly privately-held companies simultaneously, each of which has different financial systems, operating procedures and personnel policies, among other differences. Since part of our strategy relies on the cross-selling of each company’s products and services to the other, a seamless integration of the two entities is critical to our success. Due to the differences between the two entities, we may be unable to execute these integrations in a timely or cost-effective manner, and our business and financial results could adversely be affected as a result.

We compete with many companies, some of whom are more established and better capitalized than us.

We compete with a variety of companies on an international basis. Some of these companies are larger and better capitalized than us. There are also few barriers for entry into many of our markets and thus above average profit margins will likely attract additional competitors. Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to offer superior products and services.

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

The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:

•	continued sales by former warrant holders who have little or no basis in our stock;
•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	technological innovations or new products and services developed by us or our competitors;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;
•	relatively low percentage of our stock eligible to be traded;
•	additions or departure of our key personnel;
•	operating losses by us; and
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

As a publicly-traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing requirements of Nasdaq. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to assess the effectiveness of our internal control over financial reporting, which is expensive and requires the attention of our limited management resources. The various financial reporting, legal, corporate governance and other obligations associated with being a publicly-traded company require us to incur significant expenditures and place additional demands on our management, administrative, operational, and financial resources. If we are unable to continue to comply with these requirements in a timely and effective manner in the future, we and/or our executive officers may be subject to sanctions by the SEC, and our ability to raise additional funds in the future may be impaired and ultimately affects our business. We will continue to incur additional expenses as a result of being a publicly traded company.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2012 which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2012 and September 30, 2013, our management had determined that our disclosure controls and procedures and internal controls were ineffective because of material weaknesses, in part because prior to February 2013, we did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) including all applicable SEC pronouncements.  We began implementation of remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls, including the hiring of a Chief Financial Officer and additional staff that we believe were necessary steps to remediate the material weakness. While we have completed our remedial measures in the fourth quarter of 2013 and determined that our internal controls were effective, if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis. Additionally, our consolidated financial statements may contain material misstatements or we could be required to restate our prior period financial results. A failure to address any future ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our future annual reports on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we took to remediate the ineffectiveness of our disclosure controls and procedures will not arise in the future due to a failure to maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even though we were successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

If we experience a problem with the functioning of key systems or a security breach of our systems, the resulting disruptions could have a material adverse effect on our business. Our business involves the use of significant amounts of private and confidential customer and client information including credit and debit card numbers and related “magnetic stripe” information, bank account and transit routing numbers, employees’ identification numbers, bank accounts, and retirement account information. This information is critical to the accurate and timely provision of services to clients, and certain information may be transmitted via the Internet. This information could be compromised by a cyber-attack. There is no guarantee that our systems and processes are adequate to protect against all security breaches. If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, both we and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulation investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

Insiders and affiliates continue to have substantial control over us, which could delay or prevent a change in control.

As of March 4, 2014, our directors and named executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 27.0% of the outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law contain provisions that could discourage, delay or prevent a change in our control or our management.

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

Our common stock is listed on the Nasdaq Capital Market and is subject to the continuing listing requirements of the Nasdaq Capital Market, including maintaining a stock closing price above $1.00 and certain other financial measurements. If we are unable to continue to meet the continuing listing requirements, we could be delisted from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded on the Over-The-Counter Bulletin Board, more commonly known as OTCBB. Many stocks on the OTCBB trade less frequently and in smaller volumes than stocks listed on the Nasdaq Capital Market, which could materially and may adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities

Risk Factors Related to JetPay Payment Services

JetPay Payment Services may face losses as a result of chargebacks with respect to Direct Air.

Direct Air, a customer of JetPay Payment Services, abruptly ceased operations on or about March 13, 2012. As a result, Merrick, JetPay Payment Services’ sponsor bank with respect to this particular merchant, has incurred chargebacks in excess of $25 million. While we believe the potential for any material chargebacks to be presented is small it remains possible that other chargebacks will be forthcoming as a result of the cessation of business by Direct Air. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25 million and a deductible of $250,000. JetPay, LLC has already realized such losses with regards to the deductible as well as all chargebacks in excess of $25 million in its fiscal year 2012. To the extent JetPay, LLC is unsuccessful in defending the chargebacks or the chargebacks are not covered by the insurance policy, JetPay, LLC may have a liability to Merrick up to the extent of such incurred chargebacks. As partial protection against any potential losses, we required that, upon Closing, 3,333,333 shares of our common stock that was to be paid to WLES, L.P. as part of the JetPay, LLC purchase price, was to be placed into an escrow account with JPMorgan Chase as the trustee. WLES, L.P. maintains voting rights with respect to all such shares. We are parties to an Escrow Agreement for the trust with Merrick and WLES. If JetPay, LLC incurs any liability with respect to Merrick as a result of the Direct Air issue, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay, LLC liability.

JetPay Payment Services incurs liability when its merchants refuse or cannot reimburse it for chargebacks resolved in favor of its customers, fees, fines or other assessments it incurs from the payment networks. JetPay Payment Services cannot accurately anticipate these liabilities, which may adversely affect its business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns. If JetPay Payment Services is unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse JetPay Payment Services for a chargeback, JetPay Payment Services may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although, JetPay Payment Services hired an experienced risk manager in 2013, JetPay Payment Services may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by merchants could have a materially adverse effect on its business, financial condition and results of operations.

JetPay Payment Services’ systems may be subject to disruptions that could adversely affect its business and reputation.

Many of JetPay Payment Services customers are highly dependent on its ability to process, on a daily basis, a large number of complicated transactions. JetPay Payment Services relies heavily on its authorization, settlement, communications, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, JetPay Payment Services could suffer financial loss, a disruption of their customers, liability to clients, regulatory intervention or damage to its reputation. JetPay Payment Services has disaster recovery plans in place to protect its business against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite preparations, JetPay Payment Services’ disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, disruptions to its operations, or damage to its important facilities.

Fraud by merchants or others could have an adverse effect on JetPay Payment Services’ operating results and financial condition.

JetPay Payment Services has potential liability for fraudulent bankcard transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While JetPay Payment Services has systems and procedures designed to detect and reduce the impact of fraud, JetPay Payment Services cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase chargeback liability or cause them to incur other liabilities. Increases in chargebacks or other liabilities could have an adverse effect on their operating results and financial condition.

Increases in credit and debit card network fees may result in the loss of customers or a reduction in JetPay Payment Services’ earnings.

From time to time, the card networks, including Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as JetPay Payment Services. JetPay Payment Services may attempt to pass these increases along to its merchant customers, but this strategy might result in the loss of those customers to their competitors who do not pass along the increases. If competitive practices prevent JetPay Payment Services’ passing along such increased fees to its merchant customers in the future, JetPay Payment Services may have to absorb all or a portion of such increases thereby increasing its operating costs and reducing its earnings.

Loss of key ISOs could reduce JetPay Payment Services’ revenue growth.

JetPay Payment Services’ ISO sales channel, which purchases and resells its end-to-end services to its own portfolio of merchant customers, is a strong contributor to its revenue growth. If an ISO switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, JetPay Payment Services may no longer receive new merchant referrals from the ISO, and they risk losing existing merchants that were originally enrolled by the ISO, all of which could negatively affect its revenues and earnings.

If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our service could decline, reducing our revenues.

The electronic payments market is which we compete is subject to rapid and significant changes. This market is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including ecommerce services, the development of mobile phone payment applications, prepaid card offerings, and other new offerings emerging in the electronic payment industry. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In the electronic payments industry these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or obsolete, to our clients. In addition, the services we deliver are designed to process very complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure service or any performance issue that arises with a new service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in increased costs and/or we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients or do not perform as anticipated. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of, and access to new technologies. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected. Furthermore, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including ecommerce and mobile payment processing services, that provide improved operating functionality and features to their existing service offerings. If successful, their development efforts could render our services less desirable to clients, resulting in the loss of clients or a reduction in the fees we could generate from our offerings.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues within our Payment Services division have been strongest in our first and second quarters, and weakest in our fourth quarter. This is due to the increase in the number and amount of electronic payments transactions related to seasonal travel spending.

The payment processing industry is highly competitive and JetPay Payment Services competes with certain firms that are larger and that have greater financial resources. Such competition could increase, which would adversely influence its prices to merchants, and as a result, its operating margins.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining historic growth will depend on a combination of the continued growth in electronic payment transactions and JetPay Payment Services’ ability to increase its market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices JetPay Payment Services is able to charge. If the competition causes them to reduce the prices it charges, JetPay Payment Services will have to aggressively control costs in order to maintain acceptable profit margins. In addition, some of its competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. The competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than they can for other processors such as JetPay, LLC. These competitors have substantially greater financial, technological, management and marketing resources than JetPay Payment Services has. This may allow its competitors to offer more attractive fees to its current and prospective merchants, or other products or services that it does not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price it can charge for its services.

There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general.

If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay Payment Services, it could have a material adverse effect on its financial position and results of operations. JetPay Payment Services believes future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain its profitability, consumers and businesses must continue to use credit cards. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for their customers to do business, JetPay Payment Services’ financial position and results of operations may be adversely affected.

Continued consolidation in the banking and retail industries could adversely affect JetPay Payment Services’ growth.

The recent economic downturn has resulted in multiple bank failures and government-encouraged consolidation. Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, JetPay Payment Services faces the risk that its clients may merge with entities that are not its clients, its clients may sell portfolios to entities that are not its clients and, based on current economic conditions, its clients may be seized by banking regulators or nationalized, thereby impacting their existing agreements and projected revenues with these clients. In addition, consolidation among financial institutions has led to an increasingly concentrated client base which results in a changing client mix toward larger clients. Continued consolidations among financial institutions could increase the bargaining power of their current and future clients. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for JetPay Payment Services. Consolidation among financial institutions, the nationalization of financial institutions or the seizure by banking regulators of financial institutions and the resulting loss of any significant client by JetPay Payment Services could have a material adverse effect on its financial position and results of operations.

Changes in the laws, regulations, credit card association rules or other industry standards affecting JetPay Payment Services business may impose costly compliance burdens and negatively impact its businesses.

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect JetPay Payment Services’ operating environment in substantial and unpredictable ways in the U.S. as well as internationally. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with laws, rules and regulations or standards to which JetPay Payment Services is subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on its financial position and results of operations, as well as damage its reputation.

JetPay Payment Services and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as Dodd-Frank. This legislation provides for significant financial regulatory reform. Dodd-Frank, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. Dodd-Frank also created a new Consumer Financial Protection Bureau with responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, Dodd-Frank created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of Dodd-Frank on our business is difficult to estimate. Current and future regulations as a result of Dodd-Frank may adversely affect our business or operations, directly or indirectly (if, for example, its clients’ businesses and operations are adversely affected).

Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on JetPay Payment Services’ business. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage JetPay Payment Services’ business or its reputation.

Risks associated with reduced levels of consumer and business spending could adversely affect JetPay Payment Services’ business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer and business spending. Significant portions of JetPay Payment Services’ revenue and earnings are derived from fees from processing consumer credit card and debit card transactions. JetPay Payment Services is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect their financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in their revenue and profits. If cardholders of their financial institution clients make fewer transactions with their cards, JetPay Payment Services’ merchants make fewer sales of their products and services using electronic payments or people spend less money per transaction, JetPay Payment Services will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A further weakening in the economy could have a negative impact on JetPay Payment Services’ clients, as well as its customers who purchase products and services using its payment processing systems, which could, in turn, negatively impact its business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the discretionary market segments that represent a larger portion of its payment processing volume. In addition, a further weakening in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers have been reducing credit limits, closing accounts, and have been more selective with respect to whom they issue credit cards. JetPay Payment Services also has a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, which could limit their ability to quickly adjust costs and respond to changes in their businesses and the economy. Changes in economic conditions could also adversely impact their future revenues and profits and cause a materially adverse effect on their businesses, financial conditions and results of operations.

Governmental regulations designed to protect or limit access to consumer information could adversely affect JetPay Payment Services’ ability to effectively provide its services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While their operations are subject to certain provisions of these privacy laws, JetPay Payment Services has limited its use of consumer information solely to providing services to other businesses and financial institutions. In connection with providing services to its clients, JetPay Payment Services is required by regulations and contracts with their merchants and financial institution clients to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding its compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to their infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by its clients with JetPay Payment Services. Its ability to maintain compliance with these standards and satisfy these audits will affect its ability to attract and maintain business in the future. If JetPay Payment Services fails to comply with these regulations, it could be exposed to lawsuits for breach of contract or to governmental proceedings. In addition, its client relationships and reputation could be harmed, and JetPay Payment Services could be inhibited in their ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, their compliance costs may increase, their opportunities for growth may be curtailed by their compliance capabilities or reputational harm and their potential liability for security breaches may increase, all of which could have a material adverse effect on their businesses, financial conditions and results of operations.

If we cannot pass increases from payment networks including interchange, assessment, transaction and other fees along to our merchants, our operating margins will be reduced.

We pay interchange and other fees set by the payment networks to the card issuing financial institution and the payment networks for each transaction we process. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on business, financial condition and results of operations.

If we fail to comply with the applicable requirements of the Visa, MasterCard or other payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors. Fines could have a material adverse effect on our business, financial condition or results of operations, and if these registrations are terminated, we may not be able to conduct our business.

A significant source of our revenue comes from processing transactions through the Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. Changes in the requirements may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our clients or associated participants. Furthermore, if we do not comply with the payment network requirement, the payment networks could seek to fine us, suspend us or terminate our registrations which allow us to process transactions on their networks. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we would experience a financial loss. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to Visa, MasterCard, or other payment networks, which would have a material adverse effect on our business, financial condition and result of operation.

Recent Visa and MasterCard settlement may result in a decline in the use of credit cards as a payment mechanism.

In July 2012, Visa and MasterCard agreed to settle litigation in a class action suit by almost seven million merchants. If approved by the court, the settlement will, among other things, allow all merchants to pass on the cost of using credit cards to consumers, something that merchants were not previously permitted to do. The result will be that consumers using credit cards in approximately 40 states that do not prohibit credit card surcharges may pay a higher price for goods and services than consumers using other payment mechanisms. As a result, consumers will have an incentive to use cash or other payment mechanisms instead of credit cards. If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay Payment Services, it could have a material adverse effect on its financial position and results of operations.

JetPay Payment Services may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay Payment Services relies on a number of third-party service providers. These service providers include, but are not limited to, communications providers, electric utilities, payment networks like Visa, MasterCard, American Express, and Discover, and banks used to electronically transfer funds to merchants. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to its operations, impact client relations, and result in significant penalties or liabilities to JetPay Payment Services.

JetPay Payment Services may become the target for criminal activity designed to obtain cardholder information.

JetPay Payment Services is required to retain cardholder information for facilitating transactions or performing servicing for consumers. While JetPay Payment Services has been certified as compliant with all Payment Card Industry security requirements and have advanced systems for protecting such data including encryption and tokenization, there is no guarantee that these systems will be effective in the future. A breach of these systems could lead to significant liability, fines, and additional costs to JetPay Payment Services.

Risk Factors Related to JetPay Payroll Services

JetPay Payroll Services’ systems may be subject to disruptions that could adversely affect its business and reputation.

Many of JetPay Payroll Services’ customers are highly dependent on its ability to process, on a daily basis, a large number of complicated transactions. JetPay Payroll Services relies heavily on its payroll, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, JetPay Payroll Services could suffer financial loss, a disruption of their customers, liability to clients, regulatory intervention or damage to its reputation. JetPay Payroll Services has disaster recovery plans in place to protect its business against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite preparations, JetPay Payroll Services’ disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, disruptions to its operations, or damage to its important facilities.

Political and economic factors may adversely affect JetPay Payroll Services’ business and financial results.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on JetPay Payroll Services’ businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with JetPay Payroll Services.

JetPay Payroll Services invests client funds in liquid, government-backed securities. Nevertheless, its client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility.

JetPay Payroll Services is dependent upon various large banks to execute Automated Clearing House and wire transfers as part of its client payroll and tax services. While JetPay Payroll Services has contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede their ability to process funds on behalf of their payroll and tax services clients and could have an adverse impact on its financial results and liquidity.

JetPay Payroll Services’ services may be adversely impacted by changes in government regulations and policies.

Many of JetPay Payroll Services’ services, particularly payroll tax administration services are designed according to government regulations that continually change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of JetPay Payroll Services’ services and substantially decrease its revenue. Added requirements could also increase JetPay Payroll Services’ cost of doing business. Failure to educate and assist JetPay Payroll Services’ clients regarding new or revised legislation that impacts them could have an adverse impact on its reputation. Failure by JetPay Payroll Services to modify their services in a timely fashion in response to regulatory changes could have a material adverse effect on its business and results of operations.

Interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance.

JetPay Payroll Services receives interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies would adversely impact this interest income.

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

JetPay Payroll Services may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay Payroll Services relies on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to JetPay Payroll Services’ operations, impact client relations, and result in significant penalties or liabilities to JetPay Payroll Services.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our principal executive offices at 1175 Lancaster Avenue, Suite 100, Berwyn, Pennsylvania 19312 under a 39 month lease with a current monthly lease payment of approximately $3,200. The corporate headquarters consist of approximately 2,000 square feet of office space on one floor of a multi-tenant building.

JetPay Payment Services’ headquarters are located in Carrollton, Texas and consist of approximately 20,800 square feet leased on one floor of a multi-tenant building subject to a lease, as amended September 6, 2013, for an additional five-year term. The rent, as amended, is currently approximately $11,600 per month. JetPay Payment Services pays approximately $3,790 per month for their share of operating costs. JetPay Payment Services retains a small backup center in Sunnyvale, Texas of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, the CEO of our JetPay Payment Services division. The terms of the lease are commercial.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of JetPay Payroll Services. The rent is currently approximately $41,700 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. JetPay Payroll Services also leases an off-site disaster recovery site at a monthly rate of $2,734 with successive renewal terms of one year and off-site backup systems at a monthly rate of $2,639 expiring in December 2014. Additionally, JetPay Payroll Services leases certain equipment at a combined monthly rate of $3,473 with various expiration dates through 2016.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $99,530 for the year ended December 31, 2012 and $107,427 for the year ended December 31, 2013. The cost sharing agreement is terminable by any party with a 90 day notice.

We believe that our current offices are adequate to meet our needs and that of our subsidiaries, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Item 3. Legal Proceedings.

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought damages plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay damages of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. As previously reported in the Company’s December 31, 2012 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed in 2013, the Company accrued $2,136,000 relating to this matter as of December 31, 2012. During the fourth quarter of 2013, the Company recorded an additional accrual to SG&A expenses of $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC.

On or about March 13, 2012, Direct Air, a merchant of JetPay, LLC, abruptly ceased operations. As a result, Merrick Corporation, or Merrick, JetPay, LLC’s sponsor with respect to this particular merchant has incurred chargebacks in excess of $25 million. Chargebacks related to Direct Air were minimal during the year ended December 31, 2013. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay, LLC has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay, LLC by Merrick all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $597,000 were charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013.  JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000.  Merrick has sued Chartis Insurance for recovery of the $25 million loss, less the deductible. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick and therefore are not charged to the JetPay, LLC balance sheet; however, JetPay, LLC may be liable to Merrick under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation.  Merrick released $500,000 from these reserves in the first quarter of 2013 and continues to hold approximately $5.04 million of total reserves related to the Direct Air matter as of December 31, 2013.

On August 7, 2013, JetPay Merchant Services, LLC, or JPMS, a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of JetPay Corporation, together with WLES, L.P., or collectively, the Plaintiffs, filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond, or collectively, the “Defendants”. The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company, or Chartis, to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air.  The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract.  Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during the transitioning to a new sponsoring bank in June 2013.  Additionally, subsequent to transitioning of JetPay, LLC’s processing in June 2013 to a new sponsoring bank as an alternative to Merrick, Merrick invoiced JetPay, LLC for legal fees incurred totaling approximately $1.3 million.  These legal fees as well as the other legal fees identified above were to cover Merrick’s legal expenses in their lawsuit against Chartis and other matters, in which we are not a party. We do not believe we have responsibility to reimburse Merrick for these legal fees and we intend to vigorously dispute these changes.  Accordingly, we have not recorded an accrual for these legal fees as of December 31, 2013.

As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties, If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. On February 3, 2014, we received notice that Merrick had requested Chase to release the 3,333,333 shares in the Escrow Account. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On August 23, 2013, we received notice that JPMS was a party in a lawsuit brought by MSC Cruises, a former customer.  Merrick is a co-defendant in the lawsuit.  MSC Cruises is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement.  We believe that the basis of the suit regarding JPMS is groundless and intend to defend it vigorously. Accordingly, we have not recorded an accrual for any potential loss related to this matter as of December 31, 2013.

In December, 2013, we settled a lawsuit with M&A Ventures in which we agreed to pay $400,000, with $100,000 paid in December 2013 and the remainder to be paid in installments throughout 2014. We recorded the $400,000 settlement within SG&A expense in the three months ended December 31, 2013.

In January 2014, Chartis Insurance (“Chartis”) settled a lawsuit in favor of JetPay, LLC and WLES on a prior claim for $1.9 million. In that lawsuit, JetPay Merchant Services, a division of JetPay, LLC, had filed a suit against Chartis related to Chartis’ refusal to pay out a claim on chargeback insurance related to a $1.9 million loss that occurred in 2011, prior to the Company’s acquisition of JetPay, LLC. The Company and WLES agreed that the cost of the lawsuit and any proceeds resulting from the lawsuit were to accrue to the benefit of WLES, as the loss related to the suit had occurred prior to the acquisition. Under the terms of the settlement, JetPay, LLC agreed to remove Gregory Richmond from the Texas Direct Air lawsuit referred to above.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “JTPY”.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our common stock for the period from January 1, 2012 through March 24, 2014.

Quarter Ended	Common Stock
	Low	High
Year Ended December 31, 2012
First Quarter	$5.75	$6.15
Second Quarter	$5.80	$6.08
Third Quarter	$4.98	$6.08
Fourth Quarter	$4.55	$6.09
Year Ended December 31, 2013
First Quarter	$2.80	$4.60
Second Quarter	$2.47	$3.79
Third Quarter	$3.00	$4.94
Fourth Quarter	$1.35	$4.47
Year Ended December 31, 2014
First Quarter through March 24, 2014	$1.70	$4.20

On March 24, 2014, the closing price of our common stock was $2.13. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our standing shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are no other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b) Holders

On March 5, 2014, there were approximately 123 holders of record and approximately 760 additional beneficial holders of our common stock.

(c) Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends in the future will be made at the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

See Item 12.

(e) Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 8, 2011, the date that our common stock first became separately tradable, through December 31, 2013 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

On May 13, 2011 we (1) completed our initial public offering of 12,000,000 units and (ii) sold 6,960,000 warrants to certain of our initial stockholders and the underwriters of our initial public offering. We raised aggregate gross proceeds of $75,480,000 from our initial public offering and the warrant offering. Each unit consisted of one share of our common stock, par value $0.001, and one warrant. Each warrant entitled the holder to purchase one share of our common stock at a price of $6.90 commencing on the later of our completion of a business combination and May 9, 2012 and expires on the earlier of (i) five years from the completion of a business combination, (ii) the liquidation of the trust account if we have not completed a business combination within the required time period or (iii) earlier redemption of the warrant. The warrants were sold in a private placement under Section 4(2) of the Securities Act.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the warrant offering and the initial public offering were $72,846,994. The majority of the proceeds from the initial public offering and the warrant offering were placed in a trust account for our benefit and the remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amount held in the trust account was only to be used by us upon the consummation of a business combination, except that there could be released to us, from time to time, any interest earned on the funds in the trust account (i) that we may have needed to pay our tax obligations and (ii) any remaining interest that we may have needed for our working capital requirements. The remaining interest earned on the funds in the trust account could not be released until the earlier of the completion of a business combination and our liquidation upon failure to effect a business combination within the allotted time.

Through December 31, 2012, we used $3,925,393 of the proceeds from the Offering and the sale of the EBC Warrants to repurchase 680,307 shares of our subunits pursuant to our Share Repurchase Plan, which such plan was terminated on May18, 2012.

On December 28, 2012, we issued the following shares of our common stock in connection with the Completed Transactions: 3,666,667 shares to WLES and 1,000,000 shares to the ADC Stockholders. In addition, 833,333 will be issuable to WLES upon the achievement of certain price targets. The shares will be issued in a private placement not involving a public offering under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. We have not engaged in general solicitation or advertising with regard to the issuance of its shares of common stock and has not offered securities to the public in connection with this issuance.

On October 11, 2013, we issued 33,333 shares of Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred”) to Flexpoint for an aggregate of $10 million less issuance costs; including certain agreed-upon reimbursable expenses of Flexpoint pursuant to a Securities Purchase Agreement entered into on August 22, 2013.  Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 134,000 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of the initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder to be used for general corporate purposes.

The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.001.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of Common Stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A Preferred is subject to downward adjustment upon the occurrence of certain events.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 10, 2011, we repurchased 329,000 shares of our common stock under our Share Repurchase Plan, and on September 1, 6, and 12th, 2011; we repurchased an additional 329,000 shares in the aggregate. On October 27, 2011 the Company repurchased 2,328 shares and the Company repurchased an additional 19,979 shares on March 14, 2012. All such shares were purchased at the price of $5.75 per share in accordance with our Share Repurchase Plan, which such plan was terminated on May 18, 2012. A total of $3,925,393 was withdrawn from the Company’s trust account to complete such repurchases. The repurchased shares were subsequently cancelled.

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

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay, LLC and ADC, on December 28, 2012. JetPay, LLC was determined to be the Predecessor Company and accordingly, their results of operations for the period January 1, 2012 to December 28, 2012 are included in this Annual Report on Form 10-K as the Predecessor. ADC’s results of operations are included in our consolidated financial statements for post-acquisition periods.

We are a provider of payment services – debit and credit card processing, payroll, and prepaid card services to businesses and their employees throughout the United States.  We provide these services through two wholly-owned subsidiaries, JetPay, LLC, currently doing business as JetPay Payment Services, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings, and ADC, currently doing business as JetPay Payroll Services, which provides payroll, tax filing, and related services to small and medium-sized employers.  We also operate JetPay Card Services, a division which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers.

Our overall business strategy is to provide payment processing services to small to medium-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at both JetPay Payment Services and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, Independent Sales Organizations or ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, such as our recently launched Card Services division in the fourth quarter of 2013, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services and JetPay Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

On May 13, 2011 we consummated the Offering, in which we sold 12,000,000 units at a price of $6.00 per unit. Simultaneously with the Offering, certain of our initial stockholders and the underwriters of the Offering purchased 6,960,000 warrants at $0.50 per warrant (for an aggregate purchase price of $3,480,000) from us. We raised aggregate gross proceeds of $75,480,000 from the Offering and the warrant offering, of which $72,720,000 was being held in a trust account for our benefit. We intended to use this cash, our capital stock, incurred debt, or a combination of cash, capital stock, and debt, in effecting our initial business combination.

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

On December 28, 2012, ADC Merger Sub, Inc. and JetPay, LLC Merger Sub, LLC merged with and into ADC and JetPay, LLC, respectively, with ADC and JetPay, LLC, respectively, surviving such mergers. We refer to the acquisition of JetPay, LLC and ADC as the Completed Transactions. In connection with the closing, we caused $16 million in cash to be delivered to the stockholders of ADC and approximately $6.8 million to WLES, JetPay, LLC’s sole member. Additionally, we issued one million shares of our common stock, par value $0.001 per share, or Common Stock, to the stockholders of ADC and 3,666,667 shares of Common Stock to WLES, 3,333,333 of which was deposited in an escrow account to secure certain obligations of WLES.

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

JetPay, LLC (“JetPay Payment Services”) (Predecessor)

Revenues

JetPay Payment Services revenues fall into two categories: transaction processing revenue and merchant discount revenue. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay Payment Services’ discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as, pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay Payment Services’ merchant count and/or growth in the same store transaction volume will also drive JetPay Payment Services’ processing revenue growth. Revenues are recorded at the time service is provided.

Expenses

The most significant components of operating expenses are credit card association fees and assessments, ISO agent residuals, and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay Payment Services’ merchants, but can vary from period to period depending upon specific events in that period. Interest expense is related to a loan to buy out the interest of a former JetPay Payment Services partner. This expense is fixed based upon a schedule of increasing interest rates over the life of the loan. This loan was paid in full on October 11, 2013. JetPay Payment Services has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy hearings and associated legal concerns surrounding the failed merchant.

JetPay Payroll Services

Revenues

JetPay Payroll Services revenue, including revenue from its payroll processing operations and its tax processing operation, PTFS, totaled $13.3 million in the year ended December 31, 2013.  The majority of revenue from JetPay Payroll Services is derived from their payroll processing operations, which includes the calculations, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns including the collection and remittance of clients’ payroll tax obligations.  JetPay Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements.  PTFS’s trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rate.

Expenses

JetPay Payroll Services’ most significant cost of processing revenues is their payroll and related expenses and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. JetPay Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Results of Operations for the Year Ended December 31, 2013 and 2012

The following table represents a comparison of the results of our operations, as Successor, for the year ended December 31, 2013 as compared to the (Predecessor) (in thousands):

					January 1, 2012 to December 28, 2012
	Year Ended December 31, 2013				JetPay, LLC
	Consolidated	Corporate	ADC	JetPay, LLC	Predecessor
Processing revenues	$30,905	$-	$13,318	$17,587	$18,287
Cost of processing revenues	18,417	-	6,904	11,513	13,140
Gross profit	12,488	-	6,414	6,074	5,147
Selling, general, and administrative expenses	11,745	3,198	3,830	4,717	4,028
Change in fair value of contingent consideration liability	(690)	(690)	-	-	-
Amortization of intangibles	2,241	-	1,122	1,119	-
Depreciation	388	1	210	177	140
Operating (loss) income	(1,196)	(2,509)	1,252	61	979
Interest expense	2,215	1,330	343	542	562
Amortization of deferred financing, debt discounts, and conversion options	3,568	3,428	-	140	-
Change in fair value of derivative Liability	(2,050)	(1,730)	-	(320)	-
Other (income) expense	(10)	-	(3)	(7)	(88)
(Loss) income before taxes	(4,919)	(5,537)	912	(294)	505
Income tax expense (benefit)	39	(1)	149	(109)	108
Net (loss) income	(4,958)	(5,536)	763	(185)	397
Accretion to convertible preferred stock	(360)	(360)	-	-	-
Net (loss) income applicable to common stockholders	$(5,318)	$(5,896)	$763	$(185)	$397

Selling, General and Administrative Expenses

SG&A expenses were $11.7 million, or 38.0% of revenues for the year ended December 31, 2013. We incurred corporate SG&A expenses of $3.2 million during the year ended December 31, 2013, net of $830,000 intercompany management fees from JetPay Payroll Services and JetPay Payment Services. Our corporate SG&A expenses include the salaries of our executive officers and corporate management team and approximately $600,000 of outside accounting, tax and valuation service fees related to our year-end audit and recording of the completed acquisition transactions and our quarterly reviews. Our corporate SG&A expenses also includes approximately $734,000 of legal fees related to filing of various SEC filings, including our recently filed registration statement, our successful Nasdaq appeal, and legal fees for defending our position regarding the previously mentioned EarlyBirdCapital dispute. As noted above (see Item 3. Legal Proceedings), EarlyBirdCapital, Inc. (“EBC”) has commenced an arbitration claim (the "Claim”) and proceedings against the Company for our refusal to pay a fee of $2.07 million plus certain expenses upon the closing of the Completed Transactions. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay damages of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. During the fourth quarter of 2013, the Company recorded an additional accrual to SG&A expenses for $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC.

SG&A expenses were $4.6 million and $547,000 for the three month transition period ended December 31, 2012 and the fiscal year ended September 30, 2012, respectively. SG&A expenses from inception through December 28, 2012, the date of the Completed Transactions, consisted largely of transaction costs related to our public offering and the Completed Transactions, including legal fees, outside accounting fees, and investment banking fees, as well as service fees in connection with processing the Company’s SEC filings and stock related activities. SG&A expenses in the three months ended December 31, 2012 included approximately $1.0 million in legal fees related to closing the Completed Transactions, as well as fees for abandoned transactions, the proxy preparation, and general corporate matters. SG&A expenses during this three month period also included approximately $218,000 of outside accounting fees; approximately $215,000 of service fees related to our proxy statements, stock activity, and SEC filing processing; $360,000 for services to the consulting firm that employed our Chief Administrative Officer; approximately $394,000 of cost related to reimbursing the seller for their expenses related to the abandoned EMS transaction; and an accrual of $2.14 million for the EBC disputed fees as noted above.

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

Non-Cash Transaction Expense

On December 28, 2012, certain of our initial stockholders personally granted options to purchase up to 386,811 shares of our common stock that they own at an option price of $.005 per share to affiliates of Wellington Capital Management Company, LLP. Such options were issued pursuant to an Issuance Agreements as an accommodation to the investors so that we could retain the necessary funding for the Completed Transactions. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $2,030,000 stock based compensation charge as a transaction cost in the accompanying consolidated statement of operations for the three months ended December 31, 2012. The non-cash transaction expense is recorded at the fair value of the options to purchase 386,811 shares of common stock granted under these arrangements ($5.25 per share on December 28, 2012).

JetPay, LLC (Predecessor)

Components of Revenue and Expenses

Revenues

JetPay Payment Services’ revenues fall into two categories: transaction processing revenue and merchant discount revenue. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay Payment Services’ discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as, pass-through and fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring or processing bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay Payment Services’ merchant count and/or growth in the same store transaction volume will also drive JetPay Payment Services’ processing revenue growth. Revenues are recorded at the time service is provided.

Expenses

The most significant components of operating expenses are credit card association fee and assessments, ISO agent residuals, and salaries and other employment costs. These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay Payment Services’ merchants, but can vary from period to period depending upon specific events in that period. Interest expense is related to a loan to buy out the interest of a former JetPay Payment Services partner. This expense is fixed based upon a schedule of increasing interest rates over the life of the loan. JetPay Payment Services has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy hearings and associated legal concerns surrounding the failed merchant.

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay Payment Services does not experience attrition in the same form as most of its competitors. Most of JetPay Payment Services’ competitors have large portfolios of small businesses and these businesses change their payments provider quickly and for many reasons. JetPay Payment Services’ portfolio is made up of mostly medium to large businesses and they are more cautious in making changes to payment providers, and therefore, their portfolio does not change as often. However, because of the volume that each of these merchants produce, when one leaves it may have a significant impact on operating results. JetPay Payment Services monitors its customer losses for both numbers of merchants as well as merchant processing revenues. For the year ending December 31, 2013, JetPay Payment Services’ customer attrition was approximately 24.1%, or an approximate 700 merchant reduction from approximately 2,900 merchants existing on December 31, 2012. This reduction was offset by the addition of approximately 700, or approximately 24.1%, new merchants. These changes resulted in the number of merchants remaining constant in the JetPay Payment Services’ merchant portfolio. With respect to processing revenues, the lost merchants in 2013 represented approximately $1.3 million of 2013 average monthly processing revenues or approximately 7.1% of JetPay Payment Services’ 2012 revenue of approximately $18.3 million. The new merchants that JetPay Payment Services added in 2013 represented approximately $0.8 million of average monthly processing revenues, resulting in a net decrease in average monthly processing revenues of approximately $0.5 million. In addition, JetPay Payment Services realized revenue reductions from merchants lost late in 2012, which decreased revenues an additional $2.1 million. The majority of the lost revenues for 2012 and 2013 occurred in late 2012 and the first three quarters of 2013, and was primarily related to the unilateral cancellation of certain merchants by Merrick, as well as the loss of one other large customer. We believe that these revenue losses related to Merrick were a one-time event and will not recur; however, we cannot be certain that other large merchants may leave JetPay in the future.

Markets

JetPay Payment Services has defined four distinct markets in which it operates – Small Businesses, Card-Not-Present / Recurring Payments / Value Added Resellers, Agent Banks, and ISOs. For Small Businesses and Agent Banks, JetPay Payment Services is the traditional provider of merchant services to businesses, and holds the contracts. With regards to the other two markets, JetPay Payment Services operates in two forms: 1) as a processor only where JetPay Payment Services recognizes revenue from the authorization, clearing, and settlement functions and does not participate in the discount revenue or risk of the merchant; and 2) in a shared relationship, where JetPay Payment Services either owns the merchant contract outright or shares in the discount revenue of the merchant with an agent or ISO, and may assume or share risk. This market has experienced strong growth in 2012 and 2013 and JetPay Payment Services expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Our expansion in 2012 and 2013 was negatively affected by management’s time being diverted to dealing with the Direct Air issue as well as the acquisition of JetPay Payment Services by us. Sales and marketing began targeting new customers and customer segments in 2013 and anticipates such efforts will lead to revenue growth in 2014 and future years.

Comparison of the year ended December 31, 2013 and the period January 1, 2012 to December 28, 2012 (Predecessor)

JetPay Payment Services’ reported processing revenues decreased from $18.3 million in the year ended December 31, 2012 to $17.6 million in the same period of 2013, a decrease of approximately $700,000, or 3.8%. As previously noted, JetPay Payment Services transferred the majority of its processing and clearing to a new sponsoring bank in June 2013, which resulted in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which effectively increased both revenues and cost of processing revenues by approximately $1.9 million in the year ended December 31, 2013. Excluding this gross up of revenues in 2013, JetPay Payment Services’ processing revenues decreased approximately $2.6 million, or 14.4% in the year ended December 31, 2013 as compared to 2012. The most significant decrease noted is within the its ISO business, which decreased by approximately $1.7 million, or 21.1%, as a result of the loss of several large ISO relationships largely related to the Direct Air matter in which Merrick unilaterally cancelled certain merchant contracts. We also experienced a decrease in our JetPay Payment Services processing and clearing business of approximately $1.0 million or 22.7%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our larger internet customers. JetPay Payment Services’ direct merchant services revenue increased approximately $129,000, or 2.3%, despite the loss of revenue from Direct Air beginning in March 2012, which was offset by growth in processing business within several large merchants.

The cost of processing revenues decreased from $13.1 million, or 71.9% of revenues, in 2012 to $11.5 million, or 65.5% of revenues, in 2013, a decrease of $1.6 million, or 12.4%. The decrease in cost of processing revenues in 2013 was largely a result of an approximate $1.3 million reduction in ISO agent commissions related to the previously noted decrease in ISO revenues and an approximate $2.0 million decrease in chargebacks and related chargeback processing costs with the majority of the Direct Air chargeback losses occurring in 2012. As previously noted, JetPay Payment Services recorded chargeback losses in 2012 for all chargebacks in excess of the insurance policy that was in place to cover these losses. See Item 3. Legal Proceedings. These decreases were partially offset by an increase in certain association and sponsoring bank fees of approximately $1.9 million that were due to a gross reporting of these fees beginning in June 2013 as a result of the switch of certain of our processing and clearing to a new sponsoring bank.

Overall gross profit increased from $5.1 million in 2012 to $6.1 million in 2013 as a result of the significant decrease in ISO commissions and chargebacks and related chargeback processing costs. SG&A increased from approximately $4.0 million in 2012 to approximately $4.7 million in 2013, an increase of approximately $689,000, or 17.1%, largely due to an approximate $146,000 increase in legal fees, the majority related to the Direct Air matter, the $400,000 settlement of the M&A Ventures lawsuit, and $480,000 of management fees to our corporate operations, partially offset by an approximate $409,000 decrease in bad debt expense. JetPay Payment Services also added additional professionals in its technology and sales area in 2013 to enhance sales and customer service through advances in technology platforms and to attract new merchant and ISO customers. JetPay Payment Services net income of $397,000 in 2012 changed to a net loss of $(185,000) in 2013, despite the increase in gross profit, due to the increase in SG&A expenses, the $320,000 change in fair value of a derivative liability, and $1.4 million of non-cash expense related to the amortization of intangible assets, depreciation expense, deferred financing costs, and debt discounts.

Analysis of Impairment

In conjunction with our 2013 audit, we performed our annual impairment testing of goodwill as of December 31, 2013. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process for our two identified reporting units that contained goodwill, JetPay Payment Services and JetPay Payroll Services.

In our income approach, we utilized a discounted cash flow analysis for each of our previously identified reporting units using a discount rate of 18% which represents the estimated weighted average cost of capital. This discount rate reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. In our discounted cash flow (“DCF”) analysis, we prepared a five year forecast of our expected earnings to derive an expected stream of free cash flow through December 31,2018. To estimate cash flows beyond the final year of our forecast, we used a terminal value approach. Under this approach, we estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value. In developing our forecasts of revenues and direct variable operating expenses, we utilized a variety of factors including our current and anticipated sales pipelines of prospects currently known to us, as well as those which we believe will be generated through current and future relationships with merchants, agent banks and ISOs. We also applied our knowledge of the industries, general economic conditions, and the forecast of industry experts regarding consumers’ continued trending towards expanded use of electronic payment methods. Our operating expenses are either variable with revenues, or fixed and predictable; however, we increased our future costs based on expected inflation and the need to expand personnel costs as we achieve projected future revenue levels. In performing our DCF analysis, we multiplied our estimated cash flows by a marginal federal and state tax rate of 40% to derive our after-tax cash flows, and we utilized a weighted average cost of capital of 18% for both our JetPay Payment Services and JetPay Payroll Services analysis. In addition to the income approach, we also used several market-based approaches to corroborate the results of the income approach described above; including comparing our company’s various earnings and performance indicators to those of similar publically traded companies, comparisons to prior purchase and sales transactions of similar reporting units by companies, and a comparison to recent mergers and acquisitions of guideline companies.

With respect to our assessment of goodwill impairment for our JetPay Payment Services reporting unit or segment, as of December 31, 2013, we determined that there was no impairment in that the fair value for this reporting unit was $32.9 million which exceeded the carrying value of net assets by $3.8 million, or 12.9%. With respect to our assessment of goodwill impairment for our JetPay Payroll Services reporting unit or segment, as of December 31, 2013, we determined that there was no impairment in that the fair value for this reporting unit was $25.8 million which exceeded the carrying value of net assets by $1.9 million, or 8.1%. Events or circumstances that could have a negative effect on estimated fair value of our reporting units in the future include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Liquidity and Capital Resources

We believe that the investments made by JetPay Payments Services and JetPay Payroll Services in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover our working capital needs and other ongoing needs for capital. Our cash requirements include paying operating expenses including taxes, investing in our technology infrastructure, servicing our debt, and making acquisitions of businesses or assets.

Cash and cash equivalents were $4.8 million at December 31, 2013, excluding $121,000 of our cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $5.04 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payments Services’ former sponsor bank which is specifically related to the Direct Air matter described below . The Merrick Cash Reserve of $5.04 million and $3.7 million at December 31, 2013 and 2012, respectively, are recorded as non-current assets under the caption “Other Assets”. Also See Item 3. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 39% at December 31, 2013 and 43% at December 31, 2012. As of December 31, 2013, we had negative working capital, excluding funds held for clients and client funds obligations of approximately $17.1 million, which includes the previously mentioned $2.8 million accrual for the EarlyBirdCapital fees, the fair value of deferred consideration payable to the ADC stockholders of $1.72 million, and the $10 million Notes which mature December 31, 2014.

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought damages plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay damages of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. As previously reported in the Company’s December 31, 2012 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed in 2013, the Company accrued $2,136,000 relating to this matter as of December 31, 2012. During the fourth quarter of 2013, the Company recorded an additional accrual to SG&A expenses of $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC.

We expect to fund a portion of the $2.8 million liability to EarlyBirdCapital with our current cash and cash equivalents. We are currently evaluating our options to satisfy the balance of the liability; including, but not limited to, issuing our common stock at a price of $3.00 per share to Bipin C. Shah, our Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of our payroll services operation, in a private placement, which Mr. Shah and Mr. Antich would be obligated to purchase up to an aggregate of $1.0 million of our common stock at such price upon our demand and the sale of up to $1.4 million of our Series A Preferred to Flexpoint under the Securities Purchase Agreement.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, and we have an agreement to potentially sell an additional $30 million of Series A Preferred to Flexpoint. This additional $30 million, if sold, will be used to repay the $10 million secured convertible notes maturing in December 2014 if such notes are not converted into common stock, and as partial consideration for future acquisitions. The $5.85 million Ten Lords, Ltd. promissory note, due December 28, 2013, was repaid on October 11, 2013 with a portion of the proceeds from the initial purchase of Series A Preferred Stock by Flexpoint. Additionally, we will require approximately $3.4 million to cover our interest and principal payments for the twelve months ending December 31, 2014, excluding the $10 million Notes mentioned above maturing on December 31, 2014 and the $2.0 million deferred consideration payable on December 28, 2014 to the ADC stockholders pursuant to the ADC Agreement.

Capital expenditures were $258,000 for the year ended December 31, 2013 (Successor) and $427,000 for the period January 1, 2012 to December 28, 2012 (Predecessor). We estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $250,000 to $300,000 for 2014, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements. In 2013, a portion of our 2013 cash flow was retained by Merrick and is currently being held in a reserve account controlled by Merrick, JetPay Payments Services’ former sponsor bank as a result of the Direct Air chargeback matter, described above. At December 31, 2013, total cash reserves held by Merrick related to the Direct Air matter were approximately $5.04 million. While we continue to defend the chargeback claims there can be no assurance as to the timing of this cash reserve release. In May 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, which allowed JetPay Payments Services to utilize its full monthly cash flow. As partial protection against any potential losses, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay Payments Services purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties, If JetPay Payments Services suffers any liability to Merrick as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay Payments Services is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. See Item 3. Legal Proceedings.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint. To fund and integrate future acquisitions or new business initiatives and to satisfy our 2014 debt service requirements and the EarlyBirdCapital matter, we will need to raise additional capital through loans or additional equity investments, including the $1.0 million private placement and the sale of up to $1.4 million of our Series A Preferred to Flexpoint described above. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Debt Capitalization and Other Financing Arrangements

At December 31, 2013, we had borrowings of approximately $18.7 million, net of an unamortized discount of $1.12 million at December 31, 2013 related to a conversion option classified as a derivative liability with respect to the $10.0 million note described below. Borrowings are also net of unamortized valuation discounts of $706,000 at December 31, 2013 relating to the WLES note described below. We had a letter of credit outstanding of $100,000 at December 31, 2013 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remains outstanding at December 31, 2013 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc., or collectively, the Note Investors pursuant to which, we issued $10 million in promissory notes secured by 50% of our ownership interest in JetPay, LLC. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrue interest at a rate of 12% per annum. As noted above, the Notes mature on December 31, 2014. The Notes are not pre-payable. Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $3.00 per share, adjusted from $5.15 per share as a result of the initial closing of the Series A Preferred with Flexpoint on October 11, 2013. The conversion price and/or the number of shares issuable upon conversion of such convertible notes may be further adjusted in certain circumstances, including upon the issuance of common stock below the Note’s current conversion price, certain subdivisions or combinations of the common stock, and the issuance of certain stock dividends.

On December 28, 2012, we entered into an Assumption Agreement with JetPay, LLC and Ten Lords Ltd. Pursuant to the Assumption Agreement assuming an $8.3 million note which was paid down to $6 million at the closing of the JetPay, LLC acquisition. Additionally, we agreed to guarantee JetPay, LLC’s obligations with respect to an existing loan agreement between JetPay, LLC, Ten Lords, Ltd. and Providence Interactive Capital, LLC. Amounts outstanding under the loan were repaid on October 11, 2013, as noted above, from the proceeds of the initial purchase of Series A Preferred by Flexpoint.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank, (or “Metro”), as the lender for a term loan with a principal amount of $9 million. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The balance outstanding on the loan was $7,714,286 on December 31, 2013. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of the ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We are in compliance with the covenant requirements as of December 31, 2013.

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

At December 28, 2012, in connection with securing certain debt financing to consummate the completed transactions, we incurred a total of $4.4 million in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4.4 million relates to certain of our founding stockholders agreeing to sell 832,698 shares of Common Stock at $.005 per share that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4.4 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, we incurred and recorded $23,000 of deferred financing costs. Unamortized deferred financing costs were $2.3 million at December 31, 2013. Amortization of deferred financing costs was $2.06 million for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2013, excluding fair value and conversion option debt discounts as described in Note 12-Long-Term Debt and Notes Payable (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt (1)	$20,568	$11,791	$2,588	$4,903	$1,286
Minimum operating lease payments	2,289	801	1,195	293	-
Total	$22,857	$12,592	$3,783	$5,196	$1,286

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$2,000	$2,000	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.6 million.
(2)	Outstanding letters of credit of $2.0 million represents a $1.9 million Letter of Credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows – Successor

Operating Activities. Net cash provided by operating activities totaled $1.1 million for the year ended December 31, 2013. The increase in cash provided by operating activities in this period was primarily due to an increase in accounts payable and accrued expenses of $3.3 million, and non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $5.8 million. This increase in cash was partially offset by a net loss of $5.0 million, an increase in other assets of $1.4 million, and a non-cash change in the fair value of a derivative liability of $2.1 million.

Net cash used in operating activities totaled $941,000 for the three months ended December 31, 2012. Cash used in operating activities in this period was primarily due to a net loss of $6.7 million, partially offset by an increase in accounts payable and accrued expenses of $3.5 million and a $2.0 million non-cash expense resulting from certain stockholders granting options to purchase shares they own of our common stock to an investor as an accommodation to such investor.

Net cash used in operating activities was $371,000 for the twelve months ended September 30, 2012. Cash used in operating activities in the fiscal year ended September 30, 2012 was primarily due to a net loss of $615,000, partially offset by an increases in accounts payable and accrual expenses of $244,000.

Investing Activities. Cash provided by investing activities totaled $13.4 million for the year ended December 31, 2013, including an increase of $11.7 million in restricted cash and equivalents held to satisfy client obligations, offset by $2.0 million of cash and cash equivalents released from trust to pay redeeming stockholders.

Cash provided by investing activities totaled approximately $44.8 million for the three months ended December 31, 2012, including $66.9 million of investments released from the stock offering trust fund, partially offset by the use of $22.1 million of cash for the closings of the Completed Transactions.

Cash provided by investing activities totaled approximately $120,000 for the twelve months ended September 30, 2012, consisting of $129,000 of cash released from the stock offering trust fund to repurchase shares of common stock of the Company.

Financing Activities. Cash used in financing activities totaled $11.1 million for the year ended December 31, 2013, which includes $9.4 million of net proceeds from the sale of Series A Preferred stock and proceeds from long-term debt of $592,000, offset by a $11.7 million decrease in client fund obligations, $1.9 million of trust funds used to pay redeeming stockholders, $1.5 million of cash used for routine payments on long-term debt and $5.9 million for the pay-off of the Ten Lords note.

Cash used in financing activities totaled approximately $42.5 million for the three months ended December 31, 2012, which includes approximately $58.8 million of trust funds to pay redeeming stockholders and $2.3 million of cash used for routine payment on long-term debt, partially offset by $19.0 million of proceeds received from new long-term debt instruments.

Cash provided by financing activities totaled approximately $206,000 for the twelve months ended September 30, 2012, which included proceeds from notes payable to affiliates of $335,000, partially offset by the use of $129,000 for the repurchase of common stock of the Company.

Cash Flows - (Predecessor)

Operating activities. Net cash used in operating activities by JetPay Payments Services totaled $464,000 for the period of January 1, 2012 to December 28, 2012 principally related to an increase in prepaid expenses and other current assets of $2.5 million, partially offset by a provision for losses on receivables of $348,000, an increase in accounts payable and accrued expenses of $799,000, and net income $397,000.

Investing activities. Net cash used in investing activities by JetPay Payments Services totaled $427,000 for the period of January 1, 2012 to December 28, 2012 related to the purchase of property and equipment.

Financing activities. Net cash used in financing activities by JetPay Payments Services totaled $351,000 for the period of January 1, 2012 to December 28, 2012 related to routine payments of $411,000 on long-term debt and $357,000 for distributions to its sole member, partially offset by $417,000 of proceeds from notes payable to affiliates.

Seasonality

JetPay Payment Services’ revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, JetPay Payment Services experiences increased point of sale activity during the first and second quarters due to season volumes of some merchants in JetPay Payment Services’ portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay Payment Services’ fiscal year on a same store basis.

JetPay Payroll Services’ revenues are recognized in the period services are rendered and earned. JetPay Payroll Services experiences increased revenues during the fourth and first quarters due to the processing of additional year-end taxes filing requirements. Accordingly, revenues and earnings are greater in the fourth and first quarter in comparison to the remaining two quarter of JetPay Payroll Services’ fiscal year.

Effects of Inflation

JetPay Payroll Services’ and JetPay Payment Services’ monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenue. While these can be positive or negative, since a portion of JetPay Payments’ revenues are derived as a percentage of dollar volume processed, JetPay Payments’ revenues will generally rise when inflation rises.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from our credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our Independent Sales Organization (“ISO”) clients. The majority of our revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where we are only the processor of transactions, we charge transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom we process credit and debit card transactions for our ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. Our contracts in most instances involve three parties: us, the merchant, and the sponsoring bank. Under certain of these sales arrangements, our sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays us a net residual payment representing our fee for the services provided. Accordingly, under these arrangements, we record the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of our merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby we are billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to us and for which we assume credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $1.9 million in the year ended December 31, 2013. In all instances, we recognize processing revenues net of interchange fees, which are assessed to our merchant and ISO merchant customers on all processed transactions. Interchange rates and fees are not controlled by us. We effectively function as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We, in certain instances, require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and also utilize a number of systems and procedures to manage merchant risk. We have historically experienced losses due to chargebacks resulting from merchant defaults.

Revenues from our payroll processing operation is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. Our service revenue is largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenue, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Interest on funds held for our clients is earned primarily on funds that are collected from our clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted from 1 to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, we must bear the credit risk for the full amount of the transaction. JetPay Payment Services evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. We believe our reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $262,000 and $200,000 were recorded as of December 31, 2013 and December 31, 2012, respectively.

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

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuer to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. Additionally, certain of our sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay us a net residual payment representing our fees for the services. In these instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet.

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

Impairment of Long–Lived Assets

We periodically review the carrying value of our long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we determine whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. Our annual testing indicated there was no impairment as of December 31, 2013.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of our reporting unit to our respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Our annual goodwill impairment testing indicated there was no impairment as of December 31, 2013. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Convertible Preferred Stock

We account for the redemption premium, beneficial conversion feature and issuance costs on our Convertible Preferred Stock using the effective interest method, accreting such amounts to our Convertible Preferred Stock from the date of issuance to the earliest date of redemption.

Share-Based Compensation

We expense employee share-based payments under ASC Topic 718, Compensation – Stock Compensation, which requires compensation cost for the grant-date fair value of share–based payments to be recognized over the requisite service period. We estimate the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of the convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Fair value measurements

We account for fair value measurements in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, (“Topic No. 820”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Income taxes

We account for income taxes under ASC Topic 740, Income Taxes, (“ASC Topic 740”). ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, we make judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC Topic 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We believe that our income tax positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in material changes to its financial position.

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and nine months ended December 31, 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management had concluded at December 31, 2012 that it did not design and maintain effective controls in that it did not employ an individual with the necessary qualifications to prepare a complete set of financial statements and related footnotes in accordance with US GAAP including all applicable SEC pronouncements. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting. On February 7, 2013 the Board of Directors appointed a Chief Financial Officer with the necessary qualifications to prepare a complete set of financial statements in accordance with US GAAP as well as the qualifications to implement a proper internal control structure. Due to this material weakness prior to the appointment of the new Chief Financial Officer, in preparing our financial statements for the three month transition period ended December 31, 2012, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with US GAAP.

Management and the Board of Directors initiated its corrective measures to address the material weakness described above by appointing the new Chief Financial Officer on February 7, 2013 and hiring a corporate controller on April 2, 2013. To remediate the previously identified material weakness and other deficiencies and enhance our internal controls, we increased our personnel resources and technical accounting expertise and implemented an effective financial reporting control structure which we completed during the fourth quarter ended December 31, 2013. Our implementation of an effective control structure included the documentation of the key controls within our significant operating cycles, including our revenue, purchase-to-pay and payroll cycles, as well as our Information Technology controls, our overall entity level controls and our financial reporting controls, including our controls over cash and investments, debt and equity transactions. These key controls as identified were tested for effectiveness as of December 31, 2013. We believe the remediation measures described above remediated the material weakness we previously identified in our internal controls over financial reporting.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). As of December 31, 2013, management concluded that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There has been a change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as noted above.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bipin C. Shah	75	Chairman of the Board of Directors and Chief Executive Officer
Richard S. Braddock	72	Director
Frederick S. Hammer	77	Director
Jonathan M. Lubert	34	Director
Robert B. Palmer	74	Director
Donald J. Edwards	48	Director
Steven M. Michienzi	30	Director
Gregory M. Krzemien	54	Chief Financial Officer
Peter B. Davidson	60	Vice-Chairman and Corporate Secretary

Below is a summary of the business experience of each of our executive officers and directors.

Directors

Bipin C. Shah has been the Chairman of our board of directors and Chief Executive Officer since inception and is 75 years of age. Since the sale of Genpass, Inc. to U.S. Bancorp in 2005, Mr. Shah has been a private investor, focusing on opportunities in the payments business. From 2000 to 2005, Mr. Shah was the Chief Executive Officer of Genpass, Inc. where he led the development of the MoneyPass, a surcharge-free ATM network, as well as a payroll debit card used by several large payroll companies. From 1992 until its sale to Paymentech in 1996, he was the Chief Executive Officer of Gensar, Inc., a company that specialized in the processing of restaurant debit and credit card transaction. During his tenure at Gensar, Inc., he led development of the “Tip Management System” along with other technology enhancements. From 1980 to 1991, Mr. Shah was employed by CoreStates Financial Corp and its predecessor, Philadelphia National Bank, ultimately serving as Vice Chairman and Chief Operating Officer. While at CoreStates, Mr. Shah oversaw the acquisitions of seven ATM and point of sale businesses and was active in the development of several products for the financial services industry’s payments infrastructure, including the Money Access Center network, the introduction of debit to the point-of-sale, cash-back, and pay-at-the-pump. From 1985 to 1992, Mr. Shah served as a director of VISA USA and VISA INTERNATIONAL. He has served on the Board of Trustees for Baldwin-Wallace College and the Franklin Institute. Earlier in his career, he was a Senior Vice President at the Federal Reserve Bank of Philadelphia and a Senior Vice President at American Express, as well as the President of Vertex Division of MAI. Mr. Shah holds a Bachelor of Arts in Philosophy from Baldwin-Wallace College and a Masters in Philosophy from the University of Pennsylvania. We believe that Mr. Shah’s career as an executive in the payment processing industry and as an investor generally provides him with the necessary skills to chair our board of directors and lead our management team with respect to operational, strategic and management issues as well as general industry trends.

Richard S. Braddock has been on the board of directors since February 2, 2011 and is 72 years of age. Mr. Braddock is currently the Executive Chairman of Join’em, an internet startup company. He previously served as Chairman and Chief Executive Officer of Mozido, a mobile payments company and Chairman and Chief Executive Officer of Fresh Direct, an internet-based service for the purchase of grocery and household products from 2005 until he stepped down in March 2011. Mr. Braddock began his business career in 1965 spending a number of years in product management at General Foods. He joined Citicorp in 1973, was elected to the board of directors in 1985 and was elected President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A. in January 1990. Mr. Braddock resigned from Citicorp in November 1992, and subsequently served as Chief Executive Officer of Medco Containment Services, Inc., a prescription drug services company, until its acquisition by Merck & Co., Inc., and then spent a year as a principal at Clayton, Dubilier & Rice, Inc., a private equity firm. He served as Chairman (non-executive) of True North Communications Inc. from December 1997 to January 1999. He served as Chairman and Chief Executive Officer of priceline.com from August 1998 to April 2004. Mr. Braddock served as Chairman of MidOcean Partners, a private investment firm, from April 2003 until December 2007. Mr. Braddock serves on the Board of Directors of several private companies. We believe that Mr. Braddock’s experience as an executive in the financial services industry and his knowledge of the payment processing industry generally provide him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues as well as general industry trends.

Frederick S. Hammer has been on the board of directors since February 2, 2011 and is 77 years of age. Mr. Hammer has been Co-Chairman of Inter-Atlantic Group since 1994. Prior thereto Mr. Hammer served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation. Mr. Hammer is a Director of Inter-Atlantic Group Homeowners of America Holding Corporation. In addition, he currently serves as a Director on the Board of CBRE Clarion Realty Funds and is a former director of several public and private companies, including VISA USA and VISA International. He received his A.B. from Colgate University, magna cum laude, and his M.S. and Ph.D. degrees from Carnegie Mellon University. We believe that Mr. Hammer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Jonathan M. Lubert has been on the board of directors since February 2, 2011 and is 34 years of age. Since its founding in 2003, Mr. Lubert has been the Chief Executive Officer of I.L. Hedge Investments, a mid-sized alternative investment company, where his primary responsibility is to manage the portfolio of underlying funds and other assets owned by I.L. Hedge Investments. Mr. Lubert is the founder of Next Generation Lending, a small real estate investment and lending company, Ex Capital Partners LLC and IL Hedge Investments LLC. Mr. Lubert was a director of Global Affiliates, Inc. from 2004 until 2010. Mr. Lubert’s previous experience includes a leveraged finance investment banking analyst position at Bear Stearns and a minority ownership in Spencer Capital Management, a value based, event driven fund that focused on long term risk adjusted returns. Mr. Lubert is currently an advisory board member of the American Infrastructure MLP Fund and serves on the Board of the Valley Forge Casino and Resort. In addition, Mr. Lubert serves on the Dragon Fund Advisory Council, an advisory board for the Drexel student run investment fund. Mr. Lubert is currently involved with the Young Friends of Children’s Hospital, the Make-A-Wish Foundation and The Lubert Family Foundation. Mr. Lubert’s educational background includes a B.S. in Business Administration which was earned with highest distinction from the University of North Carolina at Chapel Hill. We believe that Mr. Lubert’s experience as the Chief Executive Officer of I.L. Hedge Investments provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding general investor trends.

Robert B. Palmer has been on the board of directors since February 2, 2011 and is 74 years of age. Mr. Palmer worked for CoreStates Financial Corp for 32 years, with titles including Executive Vice President for Retail Banking, Operations and Data Processing, and President and Chief Executive Officer of the Philadelphia National Bank. He also served as Vice Chairman of CoreStates and Chairman of its First Pennsylvania Bank. He retired from CoreStates in 1995 and later served as Vice Chairman of the newly-formed Asian Bank in Philadelphia. Mr. Palmer has been a board member of VISA, USA and Schramm, Inc., West Chester, Pennsylvania. He has been Chairman of The World Affairs Council and International Visitors Council and Vice Chair of the Police Athletic League, all of Philadelphia, and has served on numerous civic boards. Mr. Palmer holds a B.A degree from Yale University. We believe that Mr. Palmer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Donald J. Edwards has been on the board of directors since October 11, 2013 and is 48 years of age. Mr. Edwards is the Managing Principal of Flexpoint Ford, LLC, a private equity investment firm focused on healthcare and financial services, which currently has $980 million under management. Mr. Edwards has been with Flexpoint Ford, LLC since 2004. Previously, from 2002 to 2004, Mr. Edwards was President and CEO of Liberte Investors (now First Acceptance Corporation), which he guided through the acquisition of a leading provider of non-standard consumer automobile insurance. Mr. Edwards was a Principal of GTCR, a private equity firm with more than $6 billion under management from 1994 to 2002, where he was the head of the firm’s healthcare investment effort. From 1988 to 1992, Mr. Edwards was an associate at Lazard Freres and Co., specializing in mergers and acquisitions. Mr. Edwards holds a B.S. degree in finance with highest honors from the University of Illinois and an M.B.A. from Harvard Business School where he was a Baker Scholar

Steven M. Michienzi has been on the board of directors since October 11, 2013 and is 30 years of age. Mr. Michienzi is a Vice President of Flexpoint Ford, LLC, where his primary responsibilities include the evaluation and management of investments across the financial services industry. Mr. Michienzi has been with Flexpoint Ford, LLC since 2009. From June 2006 to June 2009, Mr. Michienzi worked in the investment banking division of Wachovia Securities specializing in mergers and acquisitions and capital raising advisory assignments. Mr. Michienzi serves as a Director of GeoVera Investment Group, Ltd., a homeowners insurance company, and previously served as a Director of Financial Pacific Holdings, LLC., an equipment leasing company. Mr. Michienzi received a B.S. in economics, Phi Beta Kappa and magna cum laude, from Duke University.

Former Directors Who Served During 2013

Arthur F. Ryan served as a director from February 2, 2011 to October 11, 2013. In 2008, Mr. Ryan retired as the Chairman of the Board of Prudential Financial, Inc., one of the largest diversified financial institutions in the world. He served as Chief Executive Officer of Prudential until December 2007. Prior to joining Prudential in December 1994, Mr. Ryan served as President and Chief Operating Officer of Chase Manhattan Bank since 1990. Mr. Ryan ran Chase’s worldwide retail bank between 1984 and 1990. Mr. Ryan is a non-executive director of the Royal Bank of Scotland Group plc and Regeneron Pharmaceuticals, Inc. We believe that Mr. Ryan’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Executive Officers

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

Peter B. Davidson has served as our Chief Administrative Officer and Corporate Secretary since inception and is now our Vice-Chairman and Chief Marketing Officer, while still retaining his duties as Corporate Secretary. Mr. Davidson was formerly Chief Executive Officer of Brooks FI Solutions, LLC, an entity that provides retail banking and payment solutions that he founded in 2006. Immediately prior to founding Brooks FI Solutions, Mr. Davidson was Executive Vice President of Genpass, Inc. where, from 2002 until its acquisition and subsequent integration by U.S. Bancorp in 2005, he led its efforts to bring stored value products to market. While at Genpass, Inc., he was also involved in the development and implementation of MoneyPass, a surcharge-free ATM network. Earlier in his career, Mr. Davidson served as President of Speer & Associates, leading domestic and international consulting engagements in the retail banking and electronic funds transfer industry; Executive Vice President at HSBC USA and President of HSBC Mortgage, where he was responsible for managing its consumer businesses; and Senior Vice President at CoreStates Financial, where he managed the credit card and consumer lending businesses and developed remote banking strategies. Mr. Davidson holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in Finance and Accounting, and an MBA from Widener University in Finance. We believe that Mr. Davidson’s experience as an executive in and knowledge of the payment processing industry provides him with the necessary skills to serve as an officer of the Company and will enable him to provide valuable insight regarding operational issues and general industry trends.

Pursuant to our Restated Certificate of Incorporation, the number of directors shall be set from time to time by our board. The current number of directors is set at eight. Our board of directors is divided into four classes with only one class of directors being elected in each year and the first three classes serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Braddock and Hammer, were elected for a three year term after expirations of their initial terms at our first annual meeting of stockholders on July 31, 2013. The term of office of the second class of directors, consisting of Mr. Palmer and a vacancy left by Mr. Ryan’s resignation from the board of directors, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. Lubert and Shah, will expire at the third annual meeting. Pursuant to our Certificate of Designation for the Series A Preferred, the term of office for Messrs. Edwards and Michienzi is indefinite.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers and directors, with the exception of Messrs. Edwards and Michienzi, each filed one late report during the year ended December 31, 2013.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. Our code of ethics has been posted on our website and can be found at www.jetpaycorp.com.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. We have determined that each of Messrs. Braddock, Hammer, Lubert, Palmer, Edwards, and Michienzi qualifies as an independent director as defined under the rules and regulations of The NASDAQ Stock Market. Our independent directors hold regularly scheduled meetings, which include sessions where only independent directors are present.

Board Leadership Structure and Role in Risk Oversight.

Mr. Shah serves as our principal executive officer and chairman of our board. We do not currently have a lead independent director. Our Board of Directors has determined that this leadership structure was appropriate since until we completed a business combination, we had minimal day to day operations, lessening the possibility of a conflict between the board and our officers. Further, the Board of Directors believes that its other structural features, including six independent directors, non-employee directors on a board consisting of seven directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.

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

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Braddock (Chair), Edwards and Hammer, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The nominating committee operates pursuant to a charter that complies with current federal and NASDAQ Capital Market rules relating to corporate governance matters. Our nominating committee charter has been posted on our website and can be found at www.jetpaycorp.com. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

The nominating committee will consider a number of qualifications and factors relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not have a policy with regard to consideration of candidates for directors recommended by stockholders and does not distinguish among nominees recommended by stockholders and other persons. The nominating committee held two meetings since its inception. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company, Peter B. Davidson, at the Company’s corporate offices at 1175 Lancaster Avenue, Suite 100, Berwyn, Pennsylvania 19312.

Audit Committee

We have established an audit committee of the board of directors. As required by the rules of The NASDAQ Stock Market, each of the members of our audit committee are able to read and understand fundamental financial statements. In addition, we consider Mr. Palmer to qualify as an “audit committee financial expert” and as “financially sophisticated,” as defined under the rules of the SEC and The NASDAQ Stock Market, respectively. Our audit committee charter has been posted on our website and can be found at www.jetpaycorp.com. The audit committee’s duties, which are specified in our audit committee charter, which complies with current federal and NASDAQ Capital Market rules relating to corporate governance matters, include:

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

The audit committee consists of Messrs. Palmer (Chair), Lubert and Michienzi, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market.

Compensation Committee

We formed a compensation committee (the “Compensation Committee”) concurrent with the recent completion of the acquisition of JetPay, LLC and AD Computer Corporation. Our Compensation Committee is composed of three members of our board of directors and is currently comprised of Messrs. Hammer (Chair), Edwards, and Palmer.

All of the members of our Compensation Committee are independent under the rules of the NASDAQ Stock Market, are “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to its charter, the Compensation Committee is charged with performing an annual review of our executive officers’ salary, incentive opportunities and equity holdings to determine whether they provide adequate incentives and motivation to the executive officers and whether they adequately compensate the executive officers relative to officers in other comparable companies.

•	Our Compensation Committee annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives, and determines the CEO’s compensation levels based on this evaluation.
•	Our Compensation Committee annually makes recommendations to our board of directors with respect to the compensation of the Corporation’s Chief Financial Officer and Vice-Chairman. In addition, our Compensation Committee has the authority to review the compensation of all of our executive officers. The CEO advises our Compensation Committee on the annual performance and appropriate levels of compensation of our executive officers (other than the CEO).
49

•	Our Compensation Committee has the authority to retain and terminate any compensation consultant to assist in the evaluation of director, CEO and other executive officer compensation. No compensation study was commissioned for 2013 or 2012.
•	Our Compensation Committee has the authority to form and delegate authority to subcommittees.

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Frederick S. Hammer, Chair
Donald J. Edwards
Robert B. Palmer

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of the three independent directors listed above. During 2013, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2013, none of our executive officers served on the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Shareholder Communications

Shareholders may communicate appropriately with any and all of our directors by sending written correspondence addressed as follows:

JetPay Corporation

Attention: Board of Directors

c/o Peter B. Davidson, Secretary

1175 Lancaster Avenue, Suite 100

Berwyn, Pennsylvania 19312

Our Secretary will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our board of directors held four meetings in the past fiscal year. Meetings include both in-person and telephonic meetings. For information regarding committee meetings and composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company held its first annual meeting on July 31, 2013.

Item 11. Executive Compensation

This discussion provides an overview of the compensation paid to our Chief Executive Officer, Vice-Chairman and Chief Financial Officer (our “Named Executive Officers”) for 2013 and 2012. The names and titles of the Company’s 2013 Named Executive Officers are:

•	Bipin C. Shah – Chairman of the Board and Chief Executive Officer
•	Peter B. Davidson – Vice-Chairman and Corporate Secretary (1)
•	Gregory M. Krzemien – Chief Financial Officer

(1)	Mr. Davidson acted as our principal financial officer for the fiscal year 2012.

Overview; Risk Management

Our Compensation Committee has developed a comprehensive executive compensation program and philosophy during 2013.

We seek to provide total compensation packages that are competitive, tailored to the needs of the Company, and that reward our executives for their roles in creating value for our stockholders. Our goal is to be competitive in our executive compensation with other similarly situated companies in our industry. The compensation decisions regarding our executives is based on our need to attract individuals with the skills necessary to achieve our business plan, to reward our executives fairly over time, to motivate our executives to create value for our shareholders and to retain our executives who continue to perform in accordance with our expectations.

Our executive compensation consists of three primary components: salary, incentive bonus and stock-based awards issued under an incentive plan. We determine the appropriate level for each compensation component based in part, but not exclusively, on market competitiveness, our view of internal equity, individual performance, the Company’s performance and other information deemed relevant and timely.

Our Compensation Committee is evaluating the philosophy and standards on which our compensation plans will be implemented. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on us. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives.

Neither Mr. Shah nor Mr. Davidson received any compensation for their services as Chief Executive Officer and Chief Administrative Officer, respectively, during 2012. We generally believe, however, that the payment of base salaries is necessary to compensate our executive officers for their day-to-day work for the Company.

During 2012, none of our Named Executive Officers was entitled to receive any incentive awards or bonuses, equity awards, employee benefits, perquisites or any deferred compensation.

Summary Compensation Table

The following table sets forth the compensation earned by our Named Executive Officers for the fiscal year ended December 31, 2013 and for the preceding fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Total ($)
Bipin C. Shah, Chairman of the Board	2013	300,000	2,780	302,780
and Chief Executive Officer	2012	-	-	-
Peter B. Davidson,	2013	243,666	1,390	245,056
Vice-Chairman	2012	-	-	-
Gregory M. Krzemien,	2013	226,483	114,861	341,344
Chief Financial Officer	2012	-	-	-

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, including the impact of estimated forfeitures, for the years ended December 31, 2013, for all existing stock option awards and thus include amounts relating to awards granted in 2013. Assumptions used in the calculation of this amount are included in Note 14 to the Company’s Audited Financial Statements for the years ended December 31, 2013 and 2012. The Company (i) granted no restricted stock awards and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the fiscal years ended December 31, 2013 and 2012. Additionally, the Company has never issued any stock appreciation rights (SARs).

On December 12, 2013, the Compensation Committee awarded Mr. Shah and Mr. Davidson an option grant to purchase 250,000 and 125,000 shares, respectively, under the Company’s 2013 Stock Incentive Plan at an exercise price of $3.00. These options vest equally over four years on the annual anniversary date of the grant.

On August 30, 2013, as part of the Krzemien Offer of Employment, the Compensation Committee awarded Mr. Krzemien an option grant to purchase 200,000 shares of common stock under the Company’s 2013 Stock Incentive Plan at an exercise price of $3.10, the closing price of the Company’s common stock on the date of the option grant. The option grant will vest over a two year period in 24 equal monthly installments.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our Named Executive Officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Bipin C. Shah	-	(1)	250,000	$3.00	12/12/23
Peter B. Davidson	-	(1)	125,000	$3.00	12/12/23
Gregory M. Krzemien	83,333	(2)	116,667	$3.10	8/30/23

(1)	Options granted on December 12, 2013 to Mr. Shah and Mr. Davidson vest equally over four years on the annual anniversary date of the grant.
(2)	Options granted on August 30, 2013 to M. Krzemien vest over a two year period in 24 equal monthly installments.

Potential Payments upon Termination or Change-in-Control

Currently, we do not have employment agreements with any of our Named Executive Officers, nor any other contract, agreement, plan or arrangement that provides for payments to such Named Executive Officer in connection with any termination of employment, a change in control of the Company or a change in the Named Executive Officer’s responsibilities.

Director Compensation

The following table provides summary information concerning cash and certain other compensation paid or accrued by JetPay to or on behalf of JetPay’s Directors for the year ended December 31, 2013.

DIRECTOR COMPENSATION

	Option Awards ($)	Total ($)

Richard S. Braddock	5,535	5,535
Frederick S. Hammer	5,535	5,535
Jonathan M. Lubert	5,535	5,535
Robert B. Palmer	5,535	5,535
Arthur F. Ryan	5,535	5,535
Donald J. Edwards	-	-
Steven M. Michienzi	-	-

Currently, our directors are not paid cash compensation for their services other than reimbursement for out-of-pocket expenses.

Our Compensation Committee awarded Messrs. Braddock, Hammer, Lubert, Palmer, and Ryan each an option grant to purchase 10,000 shares of common stock under the Company’s 2013 Stock Incentive Plan at an exercise price of $3.00 as compensation for services provided in 2013. Additionally, our directors purchased shares of our common stock in a private placement prior to the Offering. In addition, we issued warrants to our directors, in a private placement occurring concurrently with the Offering. We believe that, because our directors own such shares and warrants, no compensation (other than reimbursement of out-of-pocket expenses) was necessary in 2013 or 2012, and our directors agreed to serve in their respective role without compensation prior to our consummation of the Completed Transactions.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid in a taxable year to our Chief Executive Officer and our two other highest paid executive officers. We consider the impact of this deductibility limit on the compensation that we intend to award, and attempt to structure compensation such that it is deductible when appropriate. However, we may exercise discretion to award compensation that is not fully deductible under Code Section 162(m) when it is in the best interests of the Company, such as in order to recruit and retain key executives. For 2013, the Company was entitled to a deduction for all compensation paid to our Named Executive Officers.

When establishing executive compensation, we consider the effect of various forms of compensation on the Company’s financial reports. In particular, we will consider the potential impact on current and future financial reports of all equity compensation that we may grant in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Incentive Plan that has been approved by the stockholders. Stock options are issued at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the 2013 Stock Incentive Plan is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees.

The following table sets forth certain information regarding the Company’s 2013 Stock Incentive Plan as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2013 Stock Incentive Plan	1,000,000	$3.03	1,000,000
Equity compensation plans not approved by stockholders	-	$-	-
Total	1,000,000	$3.03	1,000,000

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 28, 2014 regarding ownership of shares of JetPay common stock by the following persons:

•	each person who is known to JetPay to own beneficially more than 5% of the outstanding shares of JetPay common stock, based upon JetPay’s records or the records of the SEC;
•	each director of JetPay;
•	each Named Executive Officer; and
•	all directors and executive officers of JetPay, as a group.

Unless otherwise indicated, to JetPay’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of JetPay common stock. There were no shares of JetPay common stock subject to options or warrants exercisable within 60 days of February 28, 2014. Unless otherwise indicated, the address of the holder is c/o the Company, 1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned (11)
5% or Greater Stockholders:
WLES, L.P. (1)	3,666,667	31.8%
Flexpoint Fund II, L.P. (2)	3,333,333	22.4%
Ira Lubert (3)	1,675,765	13.7%
R8 Capital Partners, LLC (6)	1,274,819	10.2%
Wellington Management Company, LLP (4)	1,150,428	10.0%
Mendota Insurance Company (6)	921,110	7.6%
C. Nicholas Antich (5)	838,840	7.3%
Carol A. Antich (5)	838,840	7.3%
Bipin C. Shah Trust U/A dated July 31, 2001(8)	733,171	6.4%

Directors and Named Executive Officers:
Bipin C. Shah (7)(8)	158,696	1.4%
Peter B. Davidson (7)(8)	167,495	1.5%
Jonathan M. Lubert (7)(8)(9)	146,576	1.3%
Gregory M. Krzemien (8)(10)	116,665	1.0%
Frederick S. Hammer (7)(8)(9)	43,180	*
Robert B. Palmer (7)(8)(9)	43,180	*
Richard S. Braddock (7)(8)(9)	43,180	*
Donald J. Edwards (8)(2)	3,333,333	22.4%
Steven M. Michienzi (8)	-	*
All current directors and executive officers as a group (9 persons)	4,052,305	27.0%

* Represents less than 1%

(1)	The business address of WLES, L.P. is 3361 Boyington Drive, Carrollton, TX 75006. The general partner of WLES, L.P. is Transaction Guy & The Triumphant Ones, LLC a Texas limited liability company. The controlling members of the general partnership are Trent R. Voigt and Sue Lynn Voigt, husband and wife and individual residents of the State of Texas.

(2)	The business address of Flexpoint is 676 N. Michigan Avenue, Suite 3300, Chicago, IL 60611. The general partner of Flexpoint Fund II, L.P. is Flexpoint Management II, L.P., of which the general partner is Flexpoint Ultimate Management II, LLC. The sole managing member of Flexpoint Ultimate Management II, LLC is Donald J. Edwards.

(3)	The business address of the individual is 2929 Arch Street, 29th Floor, and Philadelphia, PA 19104. Excludes 107,314 shares of common stock eligible to be purchased by Wellington at their option under Note 4 and includes 666,667 shares subject to conversion of secured convertible notes at the individual’s option. Ira Lubert is the father of Jonathan M. Lubert.

(4)	Based solely on the information contained in Schedule 13D filed by Wellington Management Company, LLP on January 10, 2013. The business address of the entity is 80 Congress Street, Boston, Massachusetts 02210. Assumes that the exclusion of 386,811 shares of common stock issuable upon exercise of options held by certain investment advisory clients because each of the options provides that the holder thereof does not have the right to exercise the option to the extent (but only to the extent) that such exercise would result in it or any of its affiliates beneficially owning more than 9.9% of the common stock.

(5)	The business address of each of the individuals is 3939 West Drive, Center Valley PA 18034. Includes 204,420 shares beneficially owned by Mrs. Carol A. Antich, the wife of Mr. C. Nicholas Antich, 404,480 shares owned by Mr. C. Nicholas Antich and Carol A. Antich, as Tenants by the Entireties and 25,520 shares owned by Brittany N. McCausland Trust u/a 2/17/99, of which Mr. and Mrs. Antich are the trustees and on whose behalf Mr. and Mrs. Antich have the right to act.

(6)	Includes shares subject to conversion of secured convertible notes in the amounts of 666,667 for Mendota Insurance Company and 1,000,000 by R8 Capital Partners, LLC, each at such individual’s option. The business address of each of the individuals is 2805 Dodd Road, Suite 300, Eagan, MN 55121 and 180 North Stetson, Suite 3500, Chicago, IL 60601, respectively.

(7)	Excludes share of common stock eligible to be purchased by Wellington at their option under Note 4 above, as follows: Bipin C. Shah 189,035 shares, Peter B. Davidson 35,502 shares, Jonathan M. Lubert 26,828 shares, and Messrs Frederick S. Hammer, Robert B. Palmer, and Richard S. Braddock 7,033 share each.

(8)	The business address of each of the individuals is c/o JetPay Corporation, 1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312.

(9)	Includes options to purchase 10,000 shares of common stock.

(10)	Represents option to purchase 116,665 shares of common stock.

(11)	Percentage calculations based on 11,530,490 shares outstanding on February 28, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From December 2010 through December 2012, we issued a series of principal amount unsecured promissory notes to UBPS Services, LLC (“UBPS Services”), an entity controlled by Mr. Shah, our CEO and Chairman, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions on December 28, 2012. Additionally, in February 2013 and June 2013, we issued unsecured promissory notes to UBPS Services for $72,000 and $60,000, respectively. Total outstanding notes to UBPS Services of $147,000 were repaid on October 15, 2013. The June 7, 2013 promissory note earned interest at an annual rate of 4% with interest expense of $855 recorded in 2013. The February 2013 promissory note was non-interest bearing. All such transactions were approved upon resolution and review by our Audit Committee of the terms of the notes to ensure that such terms were no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

On June 7, 2013, we issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay Payment Services, in the amount of $491,693. The note matures on July 31, 2014 and bears interest at an annual rate of 4% with interest expense of $11,318 recorded in 2013. The transaction was approved upon resolution and review by our Audit Committee of the terms of the note to ensure that such terms were no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is approximately $41,700 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $516,500 and $474,000 for the fiscal years ended December 31, 2013 and 2012, respectively.

JetPay Payroll Services shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $107,400 and $99,500 for the fiscal years ended December 31, 2013 and 2012, respectively. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay Payment Processing retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay Payment Services. The terms of the lease are commercial. Rent expense was $36,000 for both the fiscal years ended December 31, 2013 and 2012, respectively.

The above transactions with respect to JetPay Payroll Services and JetPay Payment Processing were approved prior to the acquisition of JetPay Payroll Services, PTFS and JetPay Payment Services. Going forward, all related party transactions with respect to such entities will be reviewed and approved by our Audit Committee to ensure that the terms of such transactions are no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

At the closing of the acquisition of ADC, funds were paid to the ADC stockholders as a result of a preliminary working capital calculation. Prepaid expenses at December 31, 2012 included a receivable from the stockholders of ADC of $450,776 for an overpayment related to this preliminary calculation. The funds were repaid to us in February 2013.

In connection with the closing of the JetPay Payment Services acquisition, we entered into the Note and Indemnity Side Agreement. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense of $117,864 was recorded in 2013. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

Conflicts of Interest

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

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

The Company was billed $307,000 by Marcum, LLP for the audit of JetPay’s annual financial statements for the year ended December 31, 2013 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each calendar quarter of 2013. The 2013 fees noted above included $57,300 for service rendered in connection with JetPay’s S-3 Registration Statement (S-3) and related S-3 amendments.

During the period from November 12, 2010 (Inception) through September 30, 2011, fees for our independent registered public accounting firm were $70,872, $50,000 for the fiscal year ended September 30, 2012, and $306,000 for the three months ended December 31, 2012, for a total of $426,872. Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by Marcum LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

During the period from November 12, 2010 (Inception) through December 31, 2013, we did not incur any audit-related fees.

Tax Fees

During the period from November 12, 2010 (Inception) through December 31, 2013, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the fiscal year ended September 30, 2012, fees from our independent registered public accounting firm for other services were $120,000 for target due diligence.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee approved all of the Company’s Audit Related Fees, Tax Fees and All Other Fees incurred by the Company in 2013 and 2012.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefor have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 89 of this report.

JetPay Corporation
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of JetPay Corporation

We have audited the accompanying consolidated balance sheets of JetPay Corporation and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2013 and 2012 (Successor) and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2013, the transitional period from October 1, 2012 through December 31, 2012 and the year ended September 30, 2012 (Successor) and for the period from January 1, 2012 through December 28, 2012 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetPay Corporation and its Subsidiaries, as of December 31, 2013 and 2012 (Successor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, the transitional period from October 1, 2012 through December 31, 2012 and the year ended September 30, 2012 (Successor), and for the period from January 1, 2012 through December 28, 2012 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY
March 31, 2014

JetPay Corporation
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value information)

	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,799	$1,391
Restricted cash	121	125
Accounts receivable, less allowance for doubtful accounts	2,089	3,069
Settlement processing assets	18,876	-
Prepaid expenses and other current assets	614	747
Current assets before funds held for clients	26,499	5,332
Funds held for clients	32,521	44,213
Total current assets	59,020	49,545
Property and equipment, net	1,252	1,382
Goodwill	31,166	30,944
Identifiable intangible assets, net of accumulated amortization of $2,241 and $0 at December 31, 2013 and 2012, respectively	22,811	25,052
Deferred financing costs, net of accumulated amortization of $2,058 and $0 at December 31, 2013 and 2012, respectively	2,335	4,393
Other assets	5,151	3,783
Cash and cash equivalents held in trust	-	1,948
Total assets	$121,735	$117,047

LIABILITIES
Current liabilities:
Current portion of long-term debt and derivative liability	$10,674	$7,479
Accounts payable and accrued expenses	12,154	8,284
Settlement processing liabilities	18,140	-
Deferred revenue	501	470
Derivative liability	380	-
Other current liabilities	1,724	-
Notes payable to affiliate	-	15
Current liabilities before client fund obligations	43,573	16,248
Client fund obligations	32,521	44,213
Total current liabilities	76,094	60,461
Long-term debt, net of current portion	8,071	17,090
Derivative liability	-	2,110
Deferred income taxes	239	524
Other liabilities	109	2,326
Total liabilities	84,513	82,511
Common stock, pending redemption 320,486 shares at December 31, 2012	-	1,948

Commitments and Contingencies

Redeemable Convertible Preferred Stock:
Redeemable convertible Series A preferred stock, $300.00 par value per share, 33,333 shares issued and outstanding (liquidation preference of $10,314 at December 31, 2013)	8,221	-

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 33,333 shares of Series A redeemable convertible preferred stock)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 11,529,094 and 11,519,094 issued and outstanding at December 31, 2013 and 2012, respectively (which excludes 320,486 shares pending redemption at December 31, 2012)	12	12
Additional paid-in capital	41,305	39,934
Accumulated deficit	(12,316)	(7,358)
Total Stockholders’ Equity	29,001	32,588
Total Liabilities and Stockholders’ Equity	$121,735	$117,047

The accompanying notes are an integral part of these financial statements.

JetPay Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)

	For the Year Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	January 1, 2012 to December 28, 2012
	Successor	Successor	Successor	Predecessor

Processing revenues	$30,905	$-	$-	$18,287
Cost of processing revenues	18,417	-	-	13,140

Gross profit	12,488	-	-	5,147

Selling, general and administrative expenses	11,745	4,576	547	4,028
Non-cash transaction expense	-	2,030	-	-
Change in fair value of contingent consideration liability	(690)	-	-	-
Amortization of intangibles	2,241	-	-	-
Depreciation	388	22	90	140

Operating (loss) income	(1,196)	(6,628)	(637)	979

Other expenses (income)
Interest expense	2,215	14	-	562
Amortization of deferred financing costs	2,058	-	-	-
Amortization of debt discounts and conversion options	1,510	-	-	-
Change in fair value of derivative liability	(2,050)	-	-	-
Other (income) expense	(10)	11	(22)	(88)

(Loss) income before income taxes	(4,919)	(6,653)	(615)	505

Income tax expense	39	-	-	108

Net (loss) income	(4,958)	(6,653)	(615)	397
Accretion of convertible preferred stock	(360)	-	-	-

Net (loss) income applicable to common stockholders	$(5,318)	$(6,653)	$(615)	$397

Loss per share applicable to common stockholders (basic and diluted)	$(0.46)	$(1.60)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	11,525,943	4,160,124	3,825,660

The accompanying notes are an integral part of these financial statements.

JetPay Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share information)

		Common Stock
	Member’s Deficiency	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity

Predecessor
Deficiency as of January 1, 2012	$(5,068)	-	-	-	-	-
Distribution to member	(357)	-	-	-	-	-
Net Income	397	-	-	-	-	-
Deficiency as of December 28, 2012	$(5,028)	-	$-	$-	$-	$-

Successor
Balance at September 30, 2011		3,825,709	$4	$5,166	$(90)	$5,080

Repurchase of 22,307 units in accordance with Company’s Share Repurchase Plan		(22,307)	-	(129)	-	(129)

Reduction of net proceeds subject to possible redemption		22,224	-	129	-	129

Net Loss		-	-	-	(615)	(615)

Balance at September 30, 2012		3,825,626	4	5,166	(705)	4,465

Common stock issued for warrant conversion		2,527,359	3	(3)	-	-

Reduction of net proceeds subject to possible redemption		499,442	-	3,036	-	3,036

Contingent stock consideration - JetPay		-	-	840	-	840

Non-cash stock transaction cost		-	-	2,030	-	2,030

Deferred financing costs		-	-	4,370	-	4,370

Common stock issued for acquisitions		4,666,667	5	24,495		24,500

Net Loss		-	-	-	(6,653)	(6,653)
Balance at December 31, 2012		11,519,094	12	39,934	(7,358)	32,588

Common shares issued as compensation		10,000	-	37	-	37
Stock-based compensation expense		-	-	194	-	194
Beneficial conversion feature on redeemable convertible preferred stock		-	-	1,500	-	1,500
Accretion of preferred stock to redemption value		-	-	(360)	-	(360)
		-	-		-
Net Loss		-	-	-	(4,958)	(4,958)
Balance at December 31, 2013		11,529,094	$12	$41,305	$(12,316)	$29,001

The accompanying notes are an integral part of these financial statements.

JetPay Corporation CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (In thousands)

	For the Year Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	January 1, 2012 to December 28, 2012
	Successor	Successor	Successor	Predecessor
Operating Activities
Net (loss) income	$(4,958)	$(6,653)	$(615)	$397
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	388	-	-	140
Stock-based compensation	194	-	-	-
Common shares issued as compensation	37	-	-	-
Amortization of intangibles	2,241	-	-	-
Provision for losses on receivables	27	-	-	348
Amortization of deferred financing costs	2,058	-	-	-
Amortization of debt discounts and conversion options	1,510	-	-	-
Change in fair value of contingent consideration liability	(690)	-	-	-
Change in fair value of derivative liability	(2,050)	-	-	-
Non-cash expense related to Officer/Director grant of personal shares	-	2,030	-	-
Change in operating assets and liabilities
Restricted cash	4	-	-	-
Accounts receivable	953	-	-	401
Settlement processing assets and obligations, net	(736)	-	-	-
Prepaid expenses and other current assets	133	223	-	(2,549)
Other assets	(1,368)	-	-	-
Deferred revenue	31	-	-	-
Accounts payable and accrued expenses	3,323	3,459	244	799
Net cash provided by (used in) operating activities	1,097	(941)	(371)	(464)

Investing Activities
Investment in restricted cash and cash equivalents	-	-	(9)	-
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	11,692
Acquisition of businesses, net of cash acquired of $1,026	-	(22,097)	-	-
Purchase of property and equipment	(258)	-	-	(427)
Proceeds on sale of property and equipment	1	-	-	-
Cash and cash equivalents released from trust	1,948	66,863	-	-
Amounts released from restricted cash and cash equivalents to repurchase shares of common stock	-	-	129	-
Net cash provided by (used in) investing activities	13,383	44,766	120	(427)

Financing Activities
Payments on long-term debt	(7,370)	(2,331)	-	(411)
Trust funds paid to redeeming stockholders	(1,948)	(58,807)	-	-
Proceeds from long-term debt	592	19,000	-	-
Net decrease in client funds obligations	(11,692)
Distributions to member	-	-	-	(357)
Proceeds from the sale of Series A preferred stock, net of issuance costs	9,361	-	-	-
Proceeds from note payable to affiliate	72	91	335	417
Repayment of note payable to affiliate	(87)	(411)	-	-
Repurchase of common stock		-	(129)	-
Net cash (used in) provided by financing activities	(11,072)	(42,458)	206	(351)

Net increase (decrease) in cash and cash equivalents	3,408	1,367	(45)	(1,242)
Cash and cash equivalents, beginning	1,391	24	69	2,217
Cash and cash equivalents, ending	$4,799	$1,391	$24	$975

Supplement Disclosure of cash flow information:
Cash paid for interest	$1,783	$-	$-	$523
Cash paid for taxes	$149	$-	$-	$109
Summary of non-cash investing and financing activities:
Debt assumed in business acquisition	$-	$8,331	$-	$-
Conversion features of convertible notes payable	$-	$2,110	$-	$-
Common stock issued for acquisitions	$-	$24,500	$-	$-
Beneficial conversion feature – convertible preferred stock	$1,500	$-	$-	$-
Measurement period adjustment	$222	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JetPay Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (continued)
(In thousands)

	For the Year Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	January 1, 2012 to December 28, 2012
	Successor	Successor	Successor	Predecessor
Deferred financing costs	$-	$4,370	$-	$-
Deferred consideration	$	$1,486	$	$
Contingent consideration	$-	$1,540	$-	$-
ADC additional tax adjustment consideration	$-	$70	$-	$-
Note issued in JetPay acquisition	$-	$2,331	$-	$-

Fair value of assets acquired	$-	$110,574	$-	$-
Cash paid	$-	$(23,123)	$-	$-
Fair value of company stock issued	$-	$(24,500)	$-	$-
Fair value of deferred consideration	$-	$(4,582)	$-	$-
Liabilities assumed	$-	$58,369	$-	$-

The accompanying notes are an integral part of these financial statements.

JetPay Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Business Operations

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

The Company currently operates in two business segment, the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and the Payroll Processing Segment, which is a full-service payroll and related payroll tax payment processor. The Company also initiated operations of JetPay Card Services in the fourth quarter of 2013, a division which is focused on providing low-cost money management and payment services to un-banked and under-banked employees of our business customers. The activity within the JetPay Card Services division was not material for the year ended December 31, 2013. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (or “JetPay Payment Services”) and A D Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). See Note 2. Business Acquisitions.

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

On May 13, 2011, the Company received net proceeds of $69,366,994 from the Offering and $3,480,000 from the private placement of warrants to the initial stockholders of the Company and the underwriters of the Offering. An amount of $72,720,000 (including the $3,480,000 of proceeds from the sale of warrants to the Company’s initial stockholders and the underwriters of the Offering) was being held in a trust account for the benefit of the Company and invested in United States Treasuries having a maturity of 180 days or less until the earlier of (i) the consummation of the Company’s first business combination, (ii) the Company’s failure to consummate a business combination within the prescribed time, and (iii) such time as the Company’s common stock trades at or below $5.75 per share, subject to certain criteria discussed below. In the event that the Company’s common stock traded at or below $5.75 per share, there would be released to the Company from the trust account amounts necessary for the Company to purchase up to an average of $1,900,000 worth of shares each month up to an aggregate amount of 50% of the shares sold in the Offering (or 6,000,000 shares). Such purchases were eligible to commence on July 10, 2011. Through December 31, 2012, a total of 680,307 shares had been repurchased at a cost of $3,925,393.

On May 10, 2011, the Company’s units commenced trading on the NASDAQ Capital Market under the symbol “UBPSU”. Holders of the Company’s units were able to separately trade the common stock and warrants included in such units under the symbols “UBPS” and “UBPSW”, respectively, commencing on August 8, 2011 and the trading in the units continued under the symbol UPBSU until December 28, 2012. The common stock is currently quoted on the NASDAQ Capital Market under the symbol “JTPY”.

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

The Company was considered to be a development stage company and as such, its financial statements were prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities. The Company was subject to all of the risks associated with development stage companies. With the Company’s completion of its Business Combinations on December 28, 2012, the Company exited the development stage.

Effective December 28, 2012, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements as of December 31, 2012 and the year ended December 31, 2013 include the accounts of JetPay and its wholly owned subsidiaries, JetPay, LLC and ADC. All significant inter-company transactions and balances have been eliminated in consolidation. JetPay, LLC is considered the predecessor company and accordingly, its results of operations are included within the Statement of Operations for the period January 1, 2012 to December 28, 2012, which are included within this Annual Report on Form 10-K. ADC’s results of operations are included in the Company’s consolidated financial statements post-acquisition. The results of operations for the three and nine months ended September 30, 2012, prior to consummation of the ADC and JetPay, LLC acquisitions, consisted largely of transaction costs.

In order to fund its working capital requirements, the Company expects that the historic cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that the investments made by JetPay and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover its working capital needs. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ending December 31, 2014 include, but are not limited to: principal and interest payments on long-term debt of approximately $3.4 million; the payoff of $10 million of secured convertible notes maturing on December 31, 2014, should the notes not be converted into common stock by the note holders; $2.0 million of deferred consideration due to the stockholders of ADC on December 28, 2014; a $492,000 promissory note to a related party maturing on July 31, 2014; and satisfaction of the $2.8 million arbitration award to EarlyBirdCapital, as described in Note 16-Commitments and Contingencies; planned capital expenditures of approximately $250,000 to $300,000 and the possible funding of future acquisitions or new business initiatives. The Company expects fund its cash needs, including capital required for acquisitions, with cash flow from its operating activities, equity investments and borrowings. As disclosed in Note 13-Redeemable Convertible Preferred Stock, on October 11, 2013, the Company was successful in selling an initial 33,333 shares of Series A Convertible Preferred Stock to Flexpoint for an aggregate of $10 million, less certain costs, and it has an agreement to potentially sell an additional $30 million of Series A Preferred to Flexpoint. This additional $30 million will be used to repay the $10 million secured convertible notes maturing in December 2014 if such notes are not converted into common stock, and as partial consideration for future acquisitions. Additionally, the Company expects to fund a portion of the $2.8 million liability to EBC by issuing its common stock at a price of $3.00 per share to Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of its payroll services operation, in a private placement, which Mr. Shah and Mr. Antich would be obligated to purchase up to an aggregate of $1.0 million of the Company’s common stock at such price upon its demand; and the sale of up to $1.4 million of Series A Preferred to Flexpoint under the Securities Purchase Agreement noted above. The Company cannot provide any assurance that it will be successful in securing new financing or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to limit its future growth plans.

Note 2.   Business Acquisitions

On July 6, 2012, the Company entered into three definitive agreements (the “Acquisition Agreements”) to acquire the following three companies: (i) JetPay, LLC, a Texas limited liability company and certain affiliated entities; (ii) Francis David Corporation (d/b/a/ Electronic Merchant Systems), an Ohio corporation (“EMS”) and certain affiliated entities; and (iii) ADC, and certain affiliated entities. The Company’s board of directors approved each of the agreements and the transactions contemplated thereby (collectively, the “Completed Transactions”). On August 10, 2012, the Company entered into amendments with respect to each of the definitive agreements for the Completed Transactions. On December 11, 2012, the Company and EMS mutually agreed to terminate the Acquisition Agreement. The transactions with JetPay, LLC and ADC were consummated on December 28, 2012.

On December 28, 2012, JP Merger Sub, LLC merged with and into JetPay, LLC, with JetPay, LLC surviving such merger. In connection with the closing, the Company paid approximately $6.9 million in cash to WLES, LP (“WLES”), JetPay, LLC’s sole member, and issued a $2.3 million unsecured promissory note to WLES. This promissory note was recorded at its fair value of $1.49 million. Additionally, the Company issued 3,666,667 shares of its common stock, par value $0.001 (“Common Stock”), to WLES, 3,333,333 of which were deposited in an escrow account to secure certain obligations of WLES. See Note 16. Commitments and Contingencies. The stock consideration was valued at $19.25 million at the date of acquisition. The cash consideration payable to JetPay, LLC was also subject to certain adjustments relating to the net working capital, cash and indebtedness of JetPay, LLC and its subsidiaries. In addition to the consideration paid at closing, WLES, through December 28, 2017, is entitled to receive 833,333 shares of the Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This cash and stock contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012, respectively. The fair value of the cash contingent consideration was $10,000 at December 31, 2013. See Note 3. Summary of Significant Accounting Policies. The acquisition of JetPay, LLC provides the Company a base operation for providing merchant card processing services and the ability to cross-market to its merchant card processing services to its ADC payroll client base.

The fair value of the identifiable assets acquired and liabilities assumed in the JetPay, LLC acquisition as of the acquisition date include: (i) $1.1 million cash and restricted cash, (ii) $1.54 million for accounts receivable; (iii) $3.8 million for prepaid expenses and other assets; (iv) $647,000 for fixed assets and capital leased assets; (v) the assumption of $12.9 million of liabilities; and (vi) the remainder, or approximately $34.9 million, allocated to goodwill and other identifiable intangible assets. Within the $34.9 million of acquired intangible assets, $22.7 million was assigned to goodwill, which is not subject to amortization expense and includes $524,000 of goodwill recorded in connection with a deferred tax liability related to the current non-deductibility of certain intangible assets acquired. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of JetPay’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll processing services to JetPay’s customer base as well as offering merchant credit card processing services to the Company’s ADC payroll customer base. The remaining intangible assets were assigned to customer relationships for $8.6 million, software costs of $2.1 million and tradename for $1.5 million. The Company determined that the fair value of non-compete agreements were immaterial. Customer relationships and software costs were assigned a life of ten and eight years, respectively. The tradename was determined to have an indefinite life.

On December 28, 2012, ADC Merger Sub, Inc. merged with and into ADC, with ADC surviving such merger. In connection with the closing, the Company paid $16.0 million in cash and issued 1.0 million shares of its Common Stock to the stockholders of ADC valued at $5.25 million at the date of acquisition. Additionally, the Company paid consideration of $324,000 related to working capital and tax adjustments. On the 24 month anniversary of the closing of the transaction, the ADC stockholders are entitled to receive an additional $2.0 million in cash consideration. The $2.0 million of deferred consideration was recorded as a non-current liability as of the date of acquisition of $1.49 million representing the estimated fair value of this future payment utilizing a 16% discount rate. The fair value of the deferred consideration was $1.72 million at December 31, 2013 and is recorded as a current liability. The acquisition of ADC provides a base operation to the Company for providing payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services to its JetPay, LLC customer base.

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

Unaudited pro forma results of operations information for the year ended December 31, 2012 as if the Company and the entities described above had been combined on January 1, 2012 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
Year Ended December 31, 2012
(in thousands)
Revenues	$31,093
Operating income	$624
Net Loss	$(2,381)
Net Loss per share (Basic and Diluted)	$(0.21)

Note 3.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates

The accompanying financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Independent Sales Organization (“ISO”) clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom it processes credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of the Company’s merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $1.9 million in the year ended December 31, 2013. In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and ISO merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk. The Company has historically experienced losses due to chargebacks resulting from merchant defaults.

Revenues from the Company’s payroll processing operation are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenue is largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenue, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $262,000 and $200,000 were recorded as of December 31, 2013 and 2012, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

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

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuing bank to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks creating a net settlement obligation on the Company’s balance sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on the Company’s balance sheet. Additionally, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pays the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its consolidated balance sheet.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2013. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2013.

Convertible Preferred Stock

The Company accounts for the redemption premium, beneficial conversion feature and issuance costs on its Convertible Preferred Stock using the effective interest method, accreting such amounts to its Convertible Preferred Stock from the date of issuance to the earliest date of redemption.

Share-Based Compensation

The Company expenses employee share-based payments under ASC Topic 718, Compensation-Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the $10 million Secured Convertible Promissory Notes Payable (the “Notes”) of 3,333,333 shares, the effect of the conversion option in the Flexpoint Preferred Stock of 3,333,333 at December 31, 2013, and the effect of 104,167 exercisable stock options granted under the Company’s Stock Incentive Plan have been excluded from the loss per share calculation for the year ended December 31, 2013 in that the assumed conversion of the options would be anti-dilutive. At December 31, 2012 and September 30, 2012, 320,486 shares of common stock pending redemption and 10,494,067 shares of common stock subject to possible redemption, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the Trust Account. Loss per share assuming dilution would give effective to dilutive options, warrants and other potential common shares outstanding during the period. The Company did not considered the effect of warrants to purchase 18,960,000 shares of common stock or the effect of the unit purchase option in the calculation of diluted loss per share at September 30, 2012, since the exercise of the warrants and the unit purchase would be anti-dilutive. Additionally, at December 31, 2012, the potential dilutive effect of the conversion option related to the Notes of 1,941,748 shares and potential issuable shares related to the conversion option within the Ten Lords, Ltd. note of 1,000,000 shares, a total of 2,941,748 shares, have been excluded from the per share calculation loss as they would also be anti-dilutive.

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

Fair value measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$380	$-	$-	$380
Contingent consideration	$850	$-	$-	$850
Totals	$1,230	$-	$-	$1,230

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$2,110	$-	$-	$2,110
Contingent consideration	$1,540	$-	$-	$1,540
Totals	$3,650	$-	$-	$3,650

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

Year Ended December 31, 2013
Beginning balance	$3,650
Change in fair value of derivative liability	$(1,730)
Change in fair value of contingent cash consideration	$(690)
Totals	$1,230

The Level 3 financial liabilities of $3.65 million at January 1, 2013 are the result of recording the Completed Transactions and related debt instruments as more fully described below.

In connection with the debt proceeds received under the $10 million secured convertible notes (the “Notes”), the Company recorded a derivative liability of $2.11 million on its consolidated balance sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at December 31, 2013 of $380,000 was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.13%; dividend yield: 0%; expected life of the option to convert of 1.00 years; and volatility: 23.4%. The change in fair value of this derivative liability of $1.7 million for the year ended December 31, 2013, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

Additionally, in connection with a promissory note payable to Ten Lords, Ltd., assumed in the acquisition of JetPay, LLC, the Company recorded a short-term derivative liability of $320,000 which was included in the current portion of long-term debt and derivative liability in the accompanying balance sheets. The fair value of this derivative liability at December 31, 2013 was $0, which reflects the early payment of this debt on October 11, 2013. The change in fair value of this derivative liability of $320,000 for the year ended December 31, 2013, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, through December 28, 2017, is entitled to receive 833,333 shares of Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and is recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 as recorded at December 28, 2012, the JetPay, LLC acquisition date, remains unchanged at December 31, 2013 as a result of this component being recorded as equity. The fair value at December 31, 2013 of the cash-based contingent consideration, valued at $10,000, was determined using a binomial option pricing model. The following assumptions were utilized in the December 2013 calculations: risk free interest rate: 1.27%; dividend yield: 0%; term of contingency of 4.0 years; and volatility: 28.1%.

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

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging Activities, the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s statement of operations for the applicable reporting periods.

Income taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, (“ASC Topic 740”). ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC Topic 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2013 and 2012. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 19 –Subsequent Events, which would have required an adjustment or disclosure in the financial statements. See Note 19 –Subsequent Events below.

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

Note 4.   Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents in the trust account established upon consummation of the Company’s initial public offering consisted of $1.95 million in a “held as cash” account at December 31, 2012 and were disbursed to the redeeming stockholders on January 2, 2013.

Note 5.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows (in thousands):

	For the Year Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	January 1, 2012 to December 28, 2012
	Successor	Successor	Successor	Predecessor
Balance at beginning of period	$-	$-	$-	$-
Additions (charged to expense)	27	-	-	348
Deductions	-	-	-	(245)
Balance at end of period	$27	$-	$-	$103

Note 6.   Property and Equipment, net of Accumulated Depreciation

	As of December 31,
	2013	2012
	(in thousands)

Leasehold improvements	$327	$275
Equipment	507	442
Furniture and Fixtures	195	176
Computer Software	414	334
Vehicles	197	155
Total property and equipment	1,640	1,382
Less: Accumulated depreciation	(388)	-
Property and equipment, net	$1,252	$1,382

Depreciation expense was $388,000, $22,000 and $90,000 for the year ending December 31, 2013, the three months ended December 31, 2012, and the twelve months ended September 30, 2012, respectively (Successor) and $140,000 for the period January 1, 2012 to December 28, 2012, (Predecessor).

Note 7.  Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2013, is as follows (in thousands):

Balance at January 1, 2012	$-
Acquisition of JetPay	22,679
Acquisition of ADC	8,265
Balance at December 31, 2012	30,944
Measurement period adjustment	222
Balance at December 31, 2013	$31,166

The measurement period adjustment of $222,000 in 2013 relates to the recording of an obligation to compensate a note holder for the estimated negative tax consequences resulting from the Company assuming a note, as part of the JetPay, LLC acquisition, which was not repaid until 2013.

Note 8.   Identifiable Intangible Assets

	As of December 31,
	2013	2012
	(in thousands)
Amortized intangible assets:
Software	$4,650	$4,650
Customer relationships	18,612	18,612
Tradename	250	250
Total amortized intangible assets	23,512	23,512
Less: Accumulated amortization	2,241	-
Total amortized intangibles, net	21,271	23,512
Non-Amortized intangible assets:
Tradenames	1,540	1,540
Total identifiable intangible assets	$22,811	$25,052

Amortization expense was $2.24 million for the year ended December 31, 2013 (Successor). The following sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in thousands):

2014	$2,241
2015	$2,241
2016	$2,157
2017	$2,157
2018	$2,157
Thereafter	$10,318

The weighted average useful life of amortizing intangible assets was 9.9 years at December 31, 2013.

Note 9.   Deferred Financing Costs

At December 28, 2012 in connection with securing certain debt financing to consummate the completed transactions, the Company incurred a total of $4.4 million in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4.4 million relates to certain of our founding stockholders agreeing to transfer 832,698 shares of Common Stock that they personally acquired prior to the Initial Public Offering (the “Offering”) to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company recorded a $4.4 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, the Company incurred and recorded $23,000 of deferred financing costs. Amortization and accumulated amortization of deferred financing costs was $2.06 million as of and for the year ended December 31, 2013. Unamortized deferred financing costs were $2.3 million at December 31, 2013.

Note 10.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Trade accounts payable	$2,105	$2,852
Contingency accrual	2,811	2,136
ACH clearing liability	1,554	529
Accrued compensation	1,157	956
Accrued agent commissions	728	344
Related party payables	115	285
Other	3,684	1,182
Total	$12,154	$8,284

Note 11.   Notes Payable to Stockholders

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC, an entity controlled by Mr. Shah, Chief Executive Officer and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions. The remaining note balance of $15,000 was paid on October 15, 2013

Note 12.   Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following:

	December 31,
	2013	2012
	Successor	Successor
	(in thousands)
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in the equity interests of JetPay, LLC. Note amount excludes unamortized discount for conversion option and derivative liability of $1.12 million and $2.11 million at December 31, 2013 and 2012, respectively.	$8,883	$7,890

Promissory note payable to Ten Lords, Ltd., interest rate of 6.25% through December 28, 2012 (predecessor), 9.5% from December 29, 2012 through June 26, 2013 and 13.5% from June 26, 2013 to October 11, 2013 payable in monthly payments of principal and interest of $63,809 with a final principal payment of $5.87 million on October 11, 2013. Note amount included a fair value premium of $180,000 December 31, 2012, as well as an unamortized discount for conversion option and derivative liability of $320,000 at December 31, 2012.	-	6,180

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	7,714	9,000

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $705,770 and $845,900 at December 31, 2013 and 2012, respectively.	1,626	1,486

Unsecured promissory notes payable to stockholders, interest rate of 4% payable at maturity, note principal due July 31, 2014. See Note 17. Related Party Transactions.	492	-

Various other debt instruments related to equipment at JetPay, LLC and vehicles at ADC.	30	13
	18,745	24,569
Less current portion	(10,674)	(7,479)
	$8,071	$17,090

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc., or collectively, the Note Investors pursuant to which, we issued $10 million in promissory notes secured by 50% of our ownership interest in JetPay, LLC. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrue interest at a rate of 12% per annum. The Notes mature on December 31, 2014. The Notes are not pre-payable. Pursuant to the Notes, the Note Investors will be entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $3.00 per share, adjusted from $5.15 per share as a result of the initial closing of the Series A Preferred to Flexpoint on October 11, 2013. The conversion price and/or the number of shares issuable upon conversion of such convertible notes may be further adjusted in certain circumstances, including upon the issuance of common stock below the Note’s current conversion price, certain subdivisions or combinations of the common stock, and the issuance of certain stock dividends.

On December 28, 2012, we entered into an Assumption Agreement with JetPay, LLC and Ten Lords Ltd. Pursuant to the Assumption Agreement assuming an $8.3 million note which was paid down to $6 million at the closing of the JetPay, LLC acquisition. Additionally, we agreed to guarantee JetPay, LLC’s obligations with respect to an existing loan agreement between JetPay, LLC, Ten Lords, Ltd. and Providence Interactive Capital, LLC. Amounts outstanding under the loan were repaid on October 11, 2013, as noted above, from the proceeds of the initial purchase of Series A Preferred purchased by Flexpoint Ford, LLC (“Flexpoint”).

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank, (or “Metro”), as the lender for a term loan with a principal amount of $9 million. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We are in compliance with the covenant requirements as of December 31, 2013.

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

Maturities of long-term debt, excluding fair value and conversion option debt discounts, are as follows: 2014 – $11.8 million; 2015 – $1.3 million; 2016 – $1.3 million; 2017 – $3.6 million; 2018 – $1.3 million and $1.3 million thereafter.

Note 13.   Redeemable Convertible Preferred Stock

On October 11, 2013 the Company issued 33,333 shares of Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred”) to Flexpoint for an aggregate of $10 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 134,000 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of this initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder to be used for general corporate purposes.

The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.001.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of Common Stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A Preferred is subject to downward adjustment upon the occurrence of certain events

The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Preferred Stock is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consists of $10 million worth of shares of Preferred Stock that was issued on October 11, 2013.  Tranche B consists of up to $10 million worth of shares of Preferred Stock, which Flexpoint will be obligated to purchase, subject to satisfaction of certain conditions, from the Company if the Company is able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the secured convertible notes that were issued pursuant to a Secured Convertible Note Agreement, dated December 28, 2012, that the Company entered into with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc.  Tranche C consists of up to $20 million worth of shares of Preferred Stock, plus any amounts not purchased under Tranche B, which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Preferred Stock issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

The Company considered the guidance of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives, in determining the accounting treatment for the convertible preferred stock instrument. The Company considered the economic characteristics and the risks of the host contract based on the stated and implied substantive terms and features of the instrument; including, but not limited to, its redemption features, voting rights, and conversions rights; and determined that the terms of the preferred stock were more akin to an equity instrument than a debt instrument. The Series A Preferred shares are subject to redemption, at the option of the holder, on or after the fifth anniversary of their original purchase. Accordingly, the convertible preferred shares have been classified as temporary equity in the Company’s consolidated balance sheets. Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Redeemable Convertible Preferred Stock and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Company’s Redeemable Convertible Series A Preferred Stock at the committed date. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Convertible Preferred Stock using the effective interest method by accreting such amounts to its Convertible Preferred Stock from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s consolidated statement of changes in stockholders’ equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s consolidated statements of operations when presenting basic and dilutive per share information. Total accretion from October 11, 2013, the date of issuance, to December 31, 2013 was $360,000.

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

Note 14.    Shareholders’ Equity

Common Stock

On April 26, 2013, the Company issued 10,000 shares of common stock, with a fair value of approximately $37,400, as compensation to a consultant for services rendered.

On December 28, 2012, certain of the Company’s initial stockholders personally granted options to purchase up to 386,811 shares of the Company’s common stock that they own at an option price of $.005 per share to affiliates of Wellington Capital Management Company, LLP. Such options were issued pursuant to an Option Issuance Agreement with the Company and Wolf Creek Investors (Bermuda) L.P. and an Option Issuance Agreement with the Company and Wolf Creek Partners, L.P, each dated as of December 17, 2012 as an accommodation to the investors so that the Company could retain the necessary funding for the Completed Transactions. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, the Company recorded a $2,030,000 stock based compensation charge as a transaction cost in the accompanying consolidated statement of operations for the three months ended December 31, 2012. The transaction expense is recorded at the fair value of the options to purchase 386,811 shares of our common stock granted under these arrangements ($5.25 per share on December 28, 2012).

In connection with the consummation of the Company’s initial business combination and the Warrant Termination Agreement dated as of December 28, 2012 with Continental Stock Transfer & Trust Company, the Company converted all of its issued and outstanding warrants into shares of its common stock. As a result of such conversion, 18,960,000 warrants were converted into 2,527,359 shares of its common stock on December 28, 2012.

As partial consideration to the selling stockholders of JetPay, LLC and ADC, in connection with the consummation of the Company’s initial business combination, the Company issued 4,666,667 shares of its common stock in a private placement on December 28, 2012.

Also in connection with our initial business combination, we issued Secured Convertible Promissory Notes pursuant to a Secured Convertible Note Agreement, dated as of December 28, 2012 with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. Pursuant to the Secured Convertible Promissory Notes, such investors can convert amounts outstanding under the notes into an aggregate of 1,941,748 shares, subject to certain adjustments. In addition, on December 28, 2012, the Company assumed a $6 million convertible note in favor of Ten Lords Ltd., the terms of which allow the holder to convert the amounts outstanding under the note into an aggregate of 1,000,000 shares of our common stock based upon a conversion price of $6.00 per share.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2013 and December 31, 2012, respectively, there were no shares of preferred stock issued or outstanding other than the Series A convertible preferred stock issued to Flexpoint described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted 325,000 stock options under the Plan during the three months ended September 30, 2013 all at an exercise price of $3.10 per share and 675,000 stock options on December 12, 2013 all at an exercise price of $3.00 per share. The grant date fair value of the options was determined to be approximately $979,000 using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 5.75 to 6.25 years, expected volatility of 38.23% to 45.17%, risk free interest rate of 1.75% to 2.10%, and expected dividend yield of 0%. Aggregated stock-based compensation expense for the year ended December 31, 2013 was $194,000. Unrecognized compensation expense as of December 31, 2013, relating to non-vested common stock options is approximately $785,000 and is expected to be recognized through 2017. At December 31, 2013, no options have been exercised or forfeited.

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

A summary of stock option activity for the year ended December 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	-	$-
Granted	1,000,000	3.03
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2013	1,000,000	$3.03
Exercisable at December 31, 2013	104,167
Shares available for granting of options	1,000,000

The weighted average remaining life of options outstanding at December 31, 2013 was 9.8 years. The aggregate intrinsic value of the exercisable options at December 31, 2013 was $0.

Stock options outstanding at December 31, 2013 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$3.00	675,000	9.9	$3.00	-	-	-
$3.10	325,000	9.7	$3.10	104,167	9.7	$3.10

Note 15.    Income Taxes

The components of income tax expense (benefit) consists of the following (in thousands):

	For the Year Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	January 1, 2012 to December 28, 2012
	Successor	Successor	Successor	Predecessor
Current:
Federal	$-	$-	$-	$-
State	323	-	-	108

Deferred:
Federal	(2,058)	(2,146)	(181)	-
State	66	(92)	(32)
Change in valuation allowance	1,708	2,238	213	-
Total income tax expense	$39	$-	$-	$108

No provision for federal income taxes has been made for Predecessor since these taxes are the responsibility of the individual members of the Predecessor. However, Predecessor is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax, and therefore, Predecessor has not recognized deferred taxes in the period January 1, 2012 to December 28, 2012.

A reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is summarized as follows (in thousands):

	For the Year Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Twelve Months Ended September 30, 2012	January 1, 2012 to December 28, 2012
	Successor	Successor	Successor	Predecessor
Tax at U.S. Federal statutory rate	$(1,673)	$(2,262)	$(209)	$148
Federal non-taxable entity	-	-	-	(148)
State taxes, net of federal benefit	295	(92)	(37)	108
Nondeductible costs and other acquisition **accounting adjustments	(291)	116	33	-
Valuation allowance for deferred tax assets	1,708	2,238	213	-
Total income tax expense	$39	$-	$-	$108

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accounts Receivable	$133	$-
Prepaid Expenses	-	218
Accrued Expenses	571	-
Intangibles	4,327	1,932
Stock Options	771	-
Debt	806	10
Net operating and capital loss carryforwards	1,860	800
Transaction Costs and Other	764	-
Total deferred tax assets	9,232	2,960
Valuation allowance for deferred tax assets	(4,196)	(2,487)
Deferred tax assets after valuation allowance	5,036	473
Deferred tax liabilities:
Accounts Receivable	-	(416)
Prepaid Expenses	(135)	-
Property, equipment	(43)	(57)
Intangibles	(4,602)	(524)
Contingent Consideration	(239)	-
Debt	(256)	-
Net deferred tax liabilities	$(239)	$(524)

As of December 31, 2013 and 2012, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $5.33 million and $734,000, available to offset future taxable income, respectively. These NOLs, if not utilized, expire at various times through 2033. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $1.71 million in the year ended December 31, 2013, with a total valuation allowance of $4.20 million at December 31, 2013, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Pennsylvania to be a significant state tax jurisdiction. The Company’s federal, state and local income tax for the years beginning in 2010 remain subject to examination.

Note 16.   Commitments and Contingencies

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleges that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought damages plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay damages of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. As previously reported in the Company’s December 31, 2012 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed in 2013, the Company accrued $2,136,000 relating to this matter as of December 31, 2012. During the fourth quarter of 2013, the Company recorded an additional accrual to SG&A expenses of $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC.

On August 23, 2013, the Company received notice that JetPay Merchant Services, LLC (“JPMS”) was a party in a lawsuit brought by MSC Cruises, a former customer. Merrick Bank Corporation (“Merrick”) is a co-defendant in the lawsuit. MSC Cruises is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. The Company believes that the basis of the suit regarding JetPay Merchant Services, LLC is groundless and intends to defend it vigorously. Accordingly, we have not recorded an accrual for any potential loss related to this matter as of December 31, 2013.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, abruptly ceased operations. As a result, Merrick, JetPay, LLC’s sponsor with respect to this particular merchant, has incurred chargebacks in excess $25 million. Chargebacks related to Direct Air were minimal during the year ended December 31, 2013. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. JetPay, LLC has recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy and legal fees charged to JetPay, LLC by Merrick all totaling $1,947,000 in 2012. Additionally, legal fees totaling approximately $597,000 were charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. The loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. Merrick has sued Chartis Insurance for payment under the claim. The insurance costs described above were to cover Merrick’s legal costs in their lawsuit. Merrick has sued Chartis Insurance for payment under the claim. The insurance costs described above were to cover Merrick’s legal costs in the lawsuit. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Currently all chargebacks up to $25 million are being absorbed by Merrick and therefore are not charged to JetPay, LLC balance sheet; however, JetPay, LLC may be liable to Merrick under the terms of the agreement between the parties for these chargebacks. Also pursuant to the terms of such agreement, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for its obligations arising from the Direct Air situation. Merrick continues to hold approximately $5.04 million of total reserves related to the Direct Air matter as of December 31, 2013. These reserves are recorded in Other Assets. On August 7, 2013, JPMS, a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company (“Chartis”) to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during the transitioning to a new sponsoring bank in June 2013. Additionally, subsequent to transitioning of JetPay, LLC’s processing in June 2013 to a new sponsoring bank as an alternative to Merrick, Merrick invoiced the Company for legal fees incurred totaling approximately $1.3 million. The Company does not believe it has responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of December 31, 2013.

In December, 2013 we settled a lawsuit with M&A Ventures in which we agreed to pay $400,000, with $100,000 to be paid in 2013 and the reminder in installments throughout 2014. We recorded the $400,000 settlement within SG&A expense in the three months ended December 31, 2013.

In January 2014, Chartis Insurance (“Chartis”) settled a lawsuit in favor of JetPay, LLC and WLES on a prior claim for $1.9 million. In that lawsuit, JetPay Merchant Services, a division of JetPay, LLC, had filed a suit against Chartis related to Chartis’ refusal to pay out a claim on chargeback insurance related to a $1.9 million loss that occurred in 2011, prior to the Company’s acquisition of JetPay, LLC. The Company and WLES agreed that the cost of the lawsuit and any proceeds resulting from the lawsuit were to accrue to the benefit of WLES, as the loss related to the suit had occurred prior to the acquisition. Under the terms of the settlement, JetPay, LLC agreed to remove Gregory Richmond from the Texas Direct Air lawsuit referred above.

As partial protection against any potential losses, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties, If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability. On February 3, 2014, we received notice that Merrick had requested Chase to release the 3,333,333 shares in the Escrow Account. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$801
2015	$793
2016	$402
2017	$146
2018	$147
Total	$2,289

Rent expense under these operating leases was $842,500 and $196,700 for the year ended December 31, 2013 (Successor) and the period January 1, 2012 to December 28, 2012 (Predecessor), respectively. The future minimum lease payments above include a related party lease with respect to the ADC operations with the previous shareholders of ADC. This lease provides for current monthly lease payments of $41,756.

Additionally, at December 31, 2013, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013, a letter of credit for $1.9 million was issued and remains outstanding at December 31, 2013 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

Note 17.    Related Party Transactions

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC (“UBPS Services”), an entity controlled by Mr. Shah, CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions on December 28, 2012. Additionally, in February 2013 and June 2013, the Company issued unsecured promissory notes to UBPS Services for $72,000 and $60,000, respectively. Total outstanding notes to UBPS Services of $147,000 were repaid on October 15, 2013. The June 7, 2013 promissory note earned interest at an annual rate of 4% with interest expense of $855 recorded in 2013. The February 2013 promissory note is non-interest bearing. All such transactions were approved upon resolution and review by the Company’s Audit Committee of the terms of the notes to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on July 31, 2014 and bears interest at an annual rate of 4% with interest expense of $11,318 recorded in 2013. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is approximately $41,750 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $516,500 and $474,000 for the years ended December 31, 2013 and 2012, respectively.

JetPay Payroll Services shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $107,400 and $99,530 for the years ended December 31, 2013 and 2012, respectively. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay Payment Processing retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $36,000 for both the years ended December 31, 2013 and 2012, respectively.

The above transactions with respect to JetPay Payroll Services and JetPay Payment Processing were approved prior to the acquisition of ADC, PTFS and JetPay, LLC. Going forward, all related party transactions with respect to such entities will be reviewed and approved by the Company’s Audit Committee to ensure that the terms of such transactions are no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

At the closing of the acquisition of ADC, funds were paid to the ADC stockholders as a result of a preliminary working capital calculation. Prepaid expenses at December 31, 2012 included a receivable from the stockholders of ADC of $450,776 for an overpayment related to this preliminary calculation. The funds were repaid to the Company in February 2013.

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense of $117,864 was recorded in 2013. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

Note 18.    Segment

The Company currently operates in two business segment, the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and Payroll Processing Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

	Year Ended December 31, 2013
	Payment Service	Payroll Service	General Corporate/Other	Total

Processing revenue	$17,587	$13,318	$-	$30,905
Cost of processing revenue	11,513	6,904	-	18,417
Selling, general and administrative expense	4,717	3,830	2,508	11,055
Segment profit (loss)	$1,357	$2,584	$(2,508)	$1,433

Total property and equipment	$584	$665	$3	$1,252
Property and equipment additions	$114	$141	$3	$258
Intangible assets and goodwill	$34,002	$19,975	$-	$53,977
Intangible assets and goodwill additions	$222	$-	$-	$222
Total segment assets	$61,511	$55,792	$4,432	$121,735

Note 19.    Subsequent Events

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought damages plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay damages of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. As previously reported in the Company’s December 31, 2012 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed in 2013, the Company accrued $2,136,000 relating to this matter as of December 31, 2012. The Company recorded an additional accrual to SG&A expenses of $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC. The Company is evaluating its options with respect to payment of the judgment.

The Company is currently evaluating its options to satisfy the liability to EBC; including, but not limited to, using a portion of its current cash and cash equivalents; issuing its common stock at a price of $3.00 per share to Bipin C. Shah, the Company’s Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of its payroll services operation, in a private placement, which Mr. Shah and Mr. Antich would be obligated to purchase up to an aggregate of $1.0 million of the Company’s common stock at such price upon its demand; and the sale of up to $1.4 million of Series A Preferred to Flexpoint under the Securities Purchase Agreement.

Exhibit Index

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, LLC, WLES, L.P. and Trent Voigt (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 9, 2012.)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012.)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012.)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.7	Amendment to Agreement and Plan of Merger, dated as of December 4, 2012, by and among Company and JetPay, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2012)

2.8	Amendment to Agreement and Plan of Merger, dated as of December 24, 2012, by and among the Company, ADC and PTFS. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2012)

3.1.1	Amended and Restated Certificate of Incorporation of JetPay (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2013)

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013).

3.2	Amended and Restated Bylaws of JetPay Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013).

10.1	Note Agreement, dated as of December 28, 2012, by and between JetPay and the Note Investors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.2	Form of Transfer Registration Rights Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.3	Loan and Security Agreement, dated as of December 28, 2012, by and between ADC, PTFS and Metro Bank. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.4	Advisory Agreement, dated as of December 28, 2012, by and between JetPay and ADC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.5	Note and Indemnity Side Agreement, dated as of December 28, 2012, by and between JetPay, JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.6	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Bermuda and the Grantors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.7	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Partners and the Grantors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.8	Employment Agreement, dated as of July 6, 2012, by and among ADC and C. Nicholas Antich. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.9	Employment Agreement, dated as of July 6, 2012, by and among ADC and Eric Antich. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.10	Employment Agreement, dated as of July 6, 2012, by and among PTFS and Joel Serfass. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.11	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Shiv Enjeti. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.12	Employment Agreement, dated as of July 6, 2012, by and among JetPay and David Chester. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.13	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Todd Fuller. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.14	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Michael Gage. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.15	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Trent Voigt. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.16	Unsecured Promissory Note, Dated June 7, 2013, in favor of Trent Voigt. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013).

10.17	Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company. (Incorporated by Exhibit 3.2 reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013).

10.18	JetPay 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 1, 2013.

10.19	Form of Indemnification Agreement. (Incorporated by Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013).

21.1	Subsidiaries of the Company

23.1	Consent of Marcum LLP

31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JetPay CORPORATION

Date: March 31, 2014	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	March 31, 2014
	Bipin C. Shah	(principal executive officer)

By:	/s/Gregory M. Krzemien	Chief Financial Officer	March 31, 2014
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	/s/Peter B. Davidson	Chief Marketing Officer and Secretary	March 31, 2014
Peter B. Davidson

By:	/s/Richard S. Braddock	Director	March 31, 2014
Richard S. Braddock

By:	/s/Frederick S. Hammer	Director	March 31, 2014
Frederick S. Hammer

By:	/s/Jonathan M. Lubert	Director	March 31, 2014
Jonathan M. Lubert

By:	/s/Robert B. Palmer	Director	March 31, 2014
Robert B. Palmer

By:	/s/Donald J. Edwards	Director	March 31, 2014
Donald J. Edwards

By:	/s/Steven M. Michienzi	Director	March 31, 2014
Steven M. Michienzi

