Form 10-Q
period 2014-03-31
JetPay Corp
filed 2014-05-13
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Yes __ No X

As of May 12, 2014, there were 11,863,823 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,490	$4,799
Restricted cash	146	121
Accounts receivable, less allowance for doubtful accounts	1,265	2,089
Settlement processing assets	11,133	18,876
Prepaid expenses and other current assets	648	614
Current assets before funds held for clients	17,682	26,499
Funds held for clients	71,624	32,521
Total current assets	89,306	59,020
Property and equipment, net	1,232	1,252
Goodwill	31,166	31,166
Identifiable intangible assets, net of accumulated amortization of $2,801 at March 31, 2014 and $2,241 at December 31, 2013	22,251	22,811
Deferred financing costs, net of accumulated amortization of $2,612 at March 31, 2014 and $2,058 at December 31, 2013	1,781	2,335
Other assets	5,073	5,151
Total assets	$150,809	$121,735

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,941	$10,674
Accounts payable and accrued expenses	11,430	12,154
Settlement processing liabilities	10,314	18,140
Deferred revenue	273	501
Derivative liability	430	380
Other current liabilities	1,789	1,724
Current liabilities before client fund obligations	35,177	43,573
Client fund obligations	71,624	32,521
Total current liabilities	106,801	76,094
Long-term debt, net of current portion	7,783	8,071
Deferred income taxes	239	239
Other liabilities	64	109
Total liabilities	114,887	84,513

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A preferred stock, $300.00 par value per share, 33,333 shares issued and outstanding (liquidation preference of $20,000 at March 31, 2014)	8,730	8,221

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 11,530,490 and 11,529,094 issued and outstanding at March 31, 2014 and December 31, 2013	12	12
Additional paid-in capital	40,882	41,305
Accumulated deficit	(13,702)	(12,316)
Total Stockholders’ Equity	27,192	29,001
Total Liabilities and Stockholders’ Equity	$150,809	$121,735

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2014	2013

Processing revenues	$8,169	$7,688
Cost of processing revenues	4,688	4,184

Gross profit	3,481	3,504

Selling, general and administrative expenses	2,775	2,453
Change in fair value of contingent consideration liability	-	(450)
Amortization of intangibles	560	560
Depreciation	103	96

Operating income	43	845

Other expenses (income)
Interest expense	406	565
Amortization of deferred financing costs	554	492
Amortization of debt discounts and conversion options	369	283
Change in fair value of derivative liability	50	(1,405)
Other income	(2)	(2)

(Loss) income before income taxes	(1,334)	912

Income tax expense	52	27

Net (loss) income	(1,386)	885
Accretion of convertible preferred stock	(509)	-

Net (loss) income applicable to common stockholders	$(1,895)	$885

Basic (loss) income per share applicable to common stockholders	$(0.16)	$0.08
Diluted (loss) income per share applicable to common stockholders	$(0.16)	$0.01

Weighted average shares outstanding:
Basic	11,530,040	11,519,094
Diluted	11,530,040	14,460,842

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount

Balance at December 31, 2013	11,529,094	$12	$41,305	$(12,316)	$29,001

Common shares issued as compensation	1,396	-	6	-	6
Stock-based compensation expense	-	-	80	-	80
Accretion of redeemable preferred stock to redemption value	-	-	(509)	-	(509)

Net loss	-	-	-	(1,386)	(1,386)
Balance at March 31, 2014	11,530,490	$12	$40,882	$(13,702)	$27,192

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
Operating Activities
Net (loss) income	$(1,386)	$885
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	103	96
Stock-based compensation	80	-
Common stock issued as compensation	6	-
Amortization of intangibles	560	560
Provision for losses on receivables	-	34
Amortization of deferred financing costs	554	492
Amortization of debt discounts and conversion options	369	283
Change in fair value of contingent consideration liability	-	(450)
Change in fair value of derivative liability	50	(1,405)
Change in operating assets and liabilities
Restricted cash	(25)	(64)
Accounts receivable	824	1,422
Settlement processing assets and obligations, net	(83)	-
Prepaid expenses and other current assets	(34)	204
Other assets	78	(477)
Deferred revenue	(228)	(214)
Accounts payable and accrued expenses	(770)	280
Net cash provided by operating activities	98	1,646

Investing Activities
Net increase in restricted cash and cash equivalents held to satisfy client fund obligations	(39,103)	(26,849)
Purchase of property and equipment	(83)	(116)
Proceeds on sale of property and equipment	1	-
Cash and cash equivalents released from trust	-	1,948
Net cash used in investing activities	(39,185)	(25,017)

Financing Activities
Payments on long-term debt	(325)	(356)
Trust funds paid to redeeming stockholders	-	(1,948)
Proceeds from notes payable	-	41
Net increase in client funds obligations	39,103	26,849
Proceeds from note payable to affiliate	-	72
Net cash provided by financing activities	38,778	24,658

Net (decrease) increase in cash and cash equivalents	(309)	1,287

Cash and cash equivalents, beginning	4,799	1,391
Cash and cash equivalents, ending	$4,490	$2,678

Supplement Disclosure of cash flow information:
Cash paid for interest	$379	$192
Cash paid for taxes	$-	$2

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles general accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively the “Company” or “JetPay”) as of March 31, 2014. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

Note 2.   Organization and Business Operations

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

Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to JetPay Corporation with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013. The name JetPay Corporation describes the Company as being in the payment processing business, providing fast, safe, and secure payment services.

The Company currently operates in two business segments, the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions for businesses with a focus on those processing internet transactions and recurring billings and the Payroll Processing Segment, which is a full-service payroll and related payroll tax payment processor. The Company also initiated operations for JetPay Card Services in the fourth quarter of 2013, a division that is focused on providing low-cost money management and payment services to un-banked and under-banked employees of its business customers. The activity within the JetPay Card Services division was not material for the three months ended March 31, 2014. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (or “JetPay Payment Services”) and A D Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). Assets acquired and liabilities assumed in the Completed Transactions were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such date. The results of operations of businesses acquired by the Company have been included in the statements of operations since their date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed was allocated to goodwill.

The consolidated financial statements as of December 31, 2013 and the three months ended March 31, 2014 include the accounts of JetPay and its wholly owned subsidiaries, JetPay, LLC (or “JetPay Payment Service”) and ADC (“ADC” or “JetPay Payroll Services”). All significant inter-company transactions and balances have been eliminated in consolidation.

In order to fund its working capital requirements, the Company expects that the historic cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that the investments made by JetPay, LLC and ADC in their technology, infrastructure, and sales staff will generate cash flows sufficient to cover its working capital needs. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ending March 31, 2015 include, but are not limited to: principal and interest payments on long-term debt of approximately $3.4 million; the payoff of $10 million of secured convertible notes maturing on December 31, 2014 to the extent such notes are not converted into common stock by the note holders; $2.0 million of deferred consideration due to the stockholders of ADC on December 28, 2014; a $492,000 promissory note to a related party maturing on July 31, 2014; and planned capital expenditures of approximately $250,000 to $300,000 and the possible funding of future acquisitions or new business initiatives. The Company expects to fund its cash needs, including capital required for acquisitions, with cash flow from its operating activities, equity investments and borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, on October 11, 2013, the Company was successful in selling an initial 33,333 shares of Series A Convertible Preferred Stock (“Series A Preferred”) to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $10 million, less certain costs, and an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million. The Company has an agreement to potentially sell an additional $28.6 million of Series A Preferred to Flexpoint. This additional $28.6 million will be used to repay the $10 million secured convertible notes maturing in December 2014, if such notes are not converted into common stock, and as partial consideration for future acquisitions. The Company cannot provide any assurance that it will be successful in securing new financing or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to limit its future growth plans.

Note 3.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates

The accompanying financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; assumptions used in the calculation of stock-based compensation; and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Independent Sales Organization (“ISO”) clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom it processes credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of the Company’s merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $968,000 for the three months ended March 31, 2014. In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and ISO merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk. The Company has historically experienced losses due to chargebacks resulting from merchant defaults.

Revenues from the Company’s payroll processing operation are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenue is largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenue, and the costs for delivery are included in selling, general, and administrative expenses in the Consolidated Statements of Operations.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC may in certain circumstances bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $276,000 and $262,000 were recorded as of March 31, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, accounts receivables, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses, other current liabilities and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuing bank to complete the link between merchants and card issuers. In certain of the Company’s processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks creating a net settlement obligation on the Company’s balance sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on the Company’s balance sheet. Additionally, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its consolidated balance sheet.

Timing differences in processing credit and debit card and ACH transactions, as described above, interchange expense collection, merchant reserves, sponsoring bank reserves, and exception items result in settlement processing assets and obligations. Settlement processing assets consist primarily of the Company’s receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense, its receivable from the processing bank for transactions the Company has funded merchants in advance of receipt of card association funding, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, the Company’s liability to the processing bank for transactions for which it has received funding from the members but have not funded merchants and exception items.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2013. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames. Certain tradenames are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using the undiscounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Customer relationships, trade names, and software costs are amortized on a straight-line basis over their respective assigned estimated useful lives.

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

Series A Preferred

The Company accounts for the redemption premium, beneficial conversion feature and issuance costs on its Series A Preferred using the effective interest method, accreting such amounts to its Series A Preferred from the date of issuance to the earliest date of redemption.

Share-Based Compensation

The Company expenses employee share-based payments under Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant-date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model.

(Loss) income per share

Basic (loss) income per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the $10 million of Secured Convertible Promissory Notes (the “Notes”) of 3,333,333 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), the effect of the conversion option in the Flexpoint Preferred Stock of 3,333,333 shares of Common Stock at March 31, 2014, and the effect of exercisable stock options to purchase 197,916 shares of Common Stock granted under the Company’s Stock Incentive Plan have been excluded from the loss per share calculation for the three months ended March 31, 2014 in that the assumed conversion or exercise of these options would be anti-dilutive.

For the three months ended March 31, 2013, the diluted income per share was computed using the weighted-average number of shares and, if diluted, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of the Company’s convertible notes payable using the if-converted method. The dilutive effect of the conversion option in the Notes of 1,941,748 shares of Common Stock and potential issuable shares related to the conversion option in the Ten Lords, Ltd. Promissory Note Payable of 1,000,000 shares of Common Stock, a total of 2,941,748 shares of Common Stock, have been included in the dilutive income per share calculation in that the assumed conversion of the options would be dilutive to earnings.

For the three months ended March 31, 2013, the company calculated diluted income per share in accordance with ASC Topic 260, Earnings per Share, as follows; (in thousands, except share and per share data):

Numerator:
Net Income	$885
Effect of Dilutive Securities
Convertible Debt:
Interest Expense, net of Tax effect	439
Change in fair value of derivative liabilities	(1,405)
Amortization of note discounts	193
Numerator for diluted income per share	$112

Denominator
Weighted-average shares outstanding	11,519,094
Effect of dilutive securities
Assumed conversion of secured convertible notes payable	1,941,748
Assumed conversion of Ten Lords, Ltd promissory note payable	1,000,000
Denominator of diluted income per share – weighted average shares and assumed conversions.	14,460,842

Diluted income per share	$0.01

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

Fair value measurements

The Company accounts for fair value measurements in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$430	$-	$-	$430
Contingent consideration	$850	$-	$-	$850
Totals	$1,280	$-	$-	$1,280

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$380	$-	$-	$380
Contingent consideration	$850	$-	$-	$850
Totals	$1,230	$-	$-	$1,230

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three months Ended March 31,
	2014	2013
Beginning balance	$1,230	$3,650
Change in fair value of derivative liability	$50	$(1,090)
Change in fair value of contingent cash consideration	$-	$(450)
Totals	$1,280	$2,110

The Level 3 financial liabilities are the result of recording the Completed Transactions and related debt instruments as more fully described below.

In connection with the debt proceeds received under the Notes, the Company recorded a derivative liability of $2.11 million on its consolidated balance sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at March 31, 2014 of $430,000 was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.10%; dividend yield: 0%; expected life of the option to convert of 0.75 years; and volatility: 22.5%. The change in fair value of this derivative liability of $50,000 for the three months ended March 31, 2014, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, through December 28, 2017, is entitled to receive 833,333 shares of Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 as recorded at December 28, 2012, the JetPay, LLC acquisition date, remains unchanged at March 31, 2014 as a result of this component being recorded as equity. The fair value at March 31, 2014 of the cash-based contingent consideration, valued at $10,000 was determined using a binomial option pricing model. The following assumptions were utilized in the March, 2014 calculations: risk free interest rate: 1.21%; dividend yield: 0%; term of contingency of 3.75 years; and volatility: 26.8%.

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants which are approved by the Chief Financial Officer. Level 3 financial liabilities consists of a derivative liability and contingent consideration related to the JetPay, LLC acquisition for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

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

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging Activities, the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s consolidated statement of operations for the applicable reporting periods.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC Topic 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2014 and 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events, other than those discussed in Note 14–Subsequent Events, which would have required an adjustment or disclosure in the financial statements. See Note 14. –Subsequent Events below.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 4.   Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents in the trust account established upon consummation of the Company’s initial public offering consisted of $1.95 million in a “held as cash” account at December 31, 2012 and were disbursed to the redeeming stockholders on January 2, 2013.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	March 31, 2014	December 31, 2013
	(in thousands)

Leasehold improvements	$344	$327
Equipment	547	507
Furniture and fixtures	202	195
Computer software	433	414
Vehicles	196	197
Total property and equipment	1,722	1,640
Less: accumulated depreciation	(490)	(388)
Property and equipment, net	$1,232	$1,252

Depreciation expense was $103,000 and $96,000 for the three months ending March 31, 2014 and 2013, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts payable	$2,091	$2,105
Contingency accrual	2,288	2,811
ACH clearing liability	1,733	1,554
Accrued compensation	1,268	1,157
Accrued agent commissions	688	728
Related party payables	127	115
Other	3,235	3,684
Total	$11,430	$12,154

Note 7.   Long-Term Debt and Notes Payable

Long-term debt and notes payable consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in 50% of the equity interests of JetPay, LLC. Note amount excludes unamortized discount for conversion option and derivative liability of $850,362 and $1.12 million at March 31, 2014 and December 31, 2013, respectively.	$9,150	$8,883

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	7,393	7,714

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $668,719 and $705,770 at March 31, 2014 and December 31, 2013, respectively.	1,663	1,626

Unsecured promissory notes payable to stockholders, interest rate of 4% payable at maturity, note principal due July 31, 2014. See Note 12. Related Party Transactions.	492	492

Various other debt instruments related to equipment at JetPay, LLC and vehicles at ADC.	26	30
	18,724	18,745
Less current portion	(10,941)	(10,674)
	$7,783	$8,071

The Metro Bank term loan agreement requires the Company to provide Metro Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statement within 60 days after the end of each quarter. The Metro agreement also contains certain annual financial covenants with which the Company was in compliance as of March 31, 2014.

Maturities of long-term debt, excluding fair value and conversion option debt discounts, are as follows for the twelve months ending March 31: 2015 – $11.8 million; 2016 – $1.3 million; 2017 – $1.3 million; 2018 – $3.6 million; 2019 – $1.3 million and $964,000 thereafter.

Note 8.    Redeemable Convertible Preferred Stock

On October 11, 2013 the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million. Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 134,000 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of the initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the $1.4 million investment were used to satisfy a portion of the EarlyBirdCapital, Inc. Award. See Note 11– Commitments and Contingencies. As a result of the Award (as defined in Note 11), the Company was not able to satisfy one of the conditions to closing of the $1.4 million Series A Preferred purchase. Although Flexpoint agreed to waive this condition at the closing, for any subsequent closing of the Series A Preferred, the Company will need to seek a waiver of the failure of this condition from Flexpoint.

The Series A Preferred is convertible into shares of Common Stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of Common Stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A Preferred is subject to downward adjustment upon the occurrence of certain events.

The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consists of $10 million worth of shares of Series A Preferred that was issued on October 11, 2013.  Tranche B consists of up to $10 million worth of shares of Series A Preferred, which Flexpoint will be obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company is able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the secured convertible notes that were issued pursuant to a Secured Convertible Note Agreement, dated December 28, 2012, that the Company entered into with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc.  Tranche C consists of up to $20 million worth of shares of Series A Preferred, plus any amounts not purchased under Tranche B, which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

The Series A Preferred has an initial liquidation preference of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of Common Stock) and will rank senior to the Company’s Common Stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred will have the right to request redemption of any shares of Series A Preferred issued at least five years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred.

The Company considered the guidance of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives, in determining the accounting treatment for the convertible preferred stock instrument. The Company considered the economic characteristics and the risks of the host contract based on the stated and implied substantive terms and features of the instrument; including, but not limited to, its redemption features, voting rights, and conversions rights; and determined that the terms of the preferred stock were more akin to an equity instrument than a debt instrument. The Series A Preferred shares are subject to redemption, at the option of the holder, on or after the fifth anniversary of their original purchase. Accordingly, the convertible preferred shares have been classified as temporary equity in the Company’s consolidated balance sheets. Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred using the effective interest method by accreting such amounts to its Series A Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s consolidated statement of changes in stockholders’ equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s consolidated statements of operations when presenting basic and dilutive per share information. Total accretion for the three months ended March 31, 2014 was $509,000.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Series A Preferred; ii) the Company breaches the Securities Purchase Agreement after the Initial Closing, and such breach has not been cured with thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5,000,000 is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under either the Secured Convertible Note Agreement or the Loan and Security Agreement, dated as of December 28, 2012 by and among ADC, PTFS and Metro Bank, and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 9.    Stockholders’ Equity

Common Stock

On April 26, 2013, the Company issued 10,000 shares of Common Stock, with a fair value of approximately $37,400, as compensation to a consultant for services rendered. Additionally, on January 30, 2014, the Company issued 1,396 shares of Common Stock with a fair market value of approximately $6,000, as additional compensation to a consultant for services rendered.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 325,000 shares of Common Stock under the Plan during the three months ended September 30, 2013 all at an exercise price of $3.10 per share, options to purchase 675,000 shares of Common Stock during the three months ended December 31, 2013 all at an exercise price of $3.00 per share, and options to purchase 40,000 shares of Common Stock during the three months ended March 31, 2014 all at an exercise price of $3.00 per share. The grant date fair value of the options was determined to be approximately $975,300 using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 5.75 to 6.25 years, expected volatility of 38.23% to 45.17%, risk free interest rate of 1.75% to 2.10%, and expected dividend yield of 0%. Aggregated stock-based compensation expense for the three months March 31, 2014 was $80,300. Unrecognized compensation expense as of March 31, 2014, relating to non-vested common stock options is approximately $700,900 and is expected to be recognized through 2018. At March 31, 2014, no options had been exercised and 33,750 options had been forfeited.

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

A summary of stock option activity for the three months ended March 31, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,000,000	$3.03
Granted	40,000	3.00
Forfeited	(33,750)	(3.06)
Exercised	-	-
Outstanding at March 31, 2014	1,006,250	$3.03
Exercisable at March 31, 2014	197,916	$3.07

The weighted average remaining life of options outstanding at March 31, 2014 was 9.63 years. The aggregate intrinsic value of the exercisable options at March 31, 2014 was $0.

Note 10.    Income Taxes

The Company recorded income tax expense of $52,000 in and $27,000 for the three months ended March 31, 2014 and 2013, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately (3.9)% and 3.0% for the three months ended March 31, 2014 and 2013, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance. It is management’s belief that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $550,000 and $730,000 in the three months ended March 31, 2014 and 2013, respectively.

JetPay, LLC is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax.

As of December 31, 2013, the Company had cumulative U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $6.2 million. These NOLs, if not utilized, expire at various times through 2033. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $550,000 in the three months ended March 31, 2014, with a total valuation allowance of $4.8 million at March 31, 2014, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On January 16, 2013, the Company received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “Award”). As previously reported, the Company accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the Award. In order to satisfy a portion of the Award, the Company entered into a Securities Purchase Agreement on March 28, 2014 (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of AD Computer Corporation (d/b/a JetPay Payroll Services). Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. See Note 8. Redeemable Convertible Preferred Stock. The Company used the proceeds from the sale of common stock, the proceeds from the Closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy its obligations to EBC.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations. Under U.S. Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an Escrow Account in a bank under a U.S. Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such U.S. Department of Transportation Escrow Account held at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s Bankruptcy Trustee, there should have been in excess of $31 million in the Escrow Account, and instead there was approximately $1 million at the time of Direct Air’s bankruptcy filing. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess $25 million. The chargeback loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC in 2012 paid Merrick and recorded a loss for all chargebacks in excess of the $25 million, plus a $250,000 deductible on a related insurance policy. JetPay, LLC also paid to Merrick and charged as an expense legal fees of $1,947,000 in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December, 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as Escrow Agent. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Also pursuant to the terms of such agreement, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.9 million of total reserves related to the Direct Air matter as of March 31, 2014. These reserves are recorded in Other Assets. On August 7, 2013, JPMS, a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during the transitioning to a new sponsoring bank in June 2013. In early 2014, the venue of JetPay’s Texas lawsuit against Merrick was transferred to the United States District Court for the District of Utah. Additionally, subsequent to transitioning of JetPay, LLC’s processing in June 2013 to a new sponsoring bank as an alternative to Merrick; Merrick invoiced the Company for legal fees incurred totaling approximately $1.7 million. The Company does not believe it has responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of March 31, 2014.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter; these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability. On February 3, 2014, the Company received notice that Merrick had requested Chase to release the 3,333,333 shares in the Escrow Account. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On August 23, 2013, the Company received notice that JetPay Merchant Services, LLC (“JPMS”) was a party in a lawsuit brought by MSC Cruises, a former customer. Merrick Bank Corporation (“Merrick”) is a co-defendant in the lawsuit. MSC Cruises is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. The Company believes that the basis of the suit regarding JetPay Merchant Services, LLC is groundless and intends to defend it vigorously. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter as of March 31, 2014.

In December, 2013 the Company settled a lawsuit with M&A Ventures in which it agreed to pay $400,000, with $100,000 to be paid in 2013 and the reminder in installments throughout 2014. The Company recorded the $400,000 settlement within SG&A expense in the three months ended December 31, 2013 with a remaining liability of $225,000 at March 31, 2014.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that JetPay, LLC by its actions had cost BCC significant expense and lost customer revenue, The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously. Accordingly, we have not recorded an accrual for any potential loss related to this matter as of March 31, 2014.

In January 2014, Chartis settled a lawsuit in favor of JetPay, LLC and WLES on a prior claim for $1.9 million. In that lawsuit, JetPay Merchant Services, a division of JetPay, LLC, had filed a suit against Chartis related to Chartis’ refusal to pay out a claim on chargeback insurance related to a $1.9 million loss that occurred in 2011, prior to the Company’s acquisition of JetPay, LLC. The Company and WLES agreed that the cost of the lawsuit and any proceeds resulting from the lawsuit were to accrue to the benefit of WLES, as the loss related to the suit had occurred prior to the acquisition. Under the terms of the settlement, JetPay, LLC agreed to remove Gregory Richmond from the Direct Air lawsuit referred above.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC (“UBPS Services”), an entity controlled by Mr. Shah, CEO and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions on December 28, 2012. Additionally, in February 2013 and June 2013, the Company issued unsecured promissory notes to UBPS Services for $72,000 and $60,000, respectively. Total outstanding notes to UBPS Services of $147,000 were repaid on October 15, 2013. The June 7, 2013 promissory note earned interest at an annual rate of 4% with interest expense of $855 recorded in 2013. The February 2013 promissory note were non-interest bearing. All such transactions were approved upon resolution and review by the Company’s Audit Committee of the terms of the notes to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on July 31, 2014 and bears interest at an annual rate of 4% with interest expense of $29,000 was recorded in each of the three months ended March 31, 2014 and 2013, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is currently approximately $41,750 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $129,140 and $120,450 for the three month ended March 31, 2014 and 2013, respectively.

JetPay Payroll Services shares office space and related facilities with Serfass & Cremia, LLC, and the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $8,216 for both the three months ended March 31, 2014 and 2013, respectively. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay Payment Processing retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $9,000 for both the three months ended March 31, 2014 and 2013, respectively.

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

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $29,142 and $28,818 for the three months ended March 31, 2014 and 2013, respectively. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. No business had been transacted under this agreement as of March 31, 2014, although revenue is anticipated beginning in April 2014.

On March 28, 2014, the Company entered into a Securities Purchase Agreement (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of AD Computer Corporation (d/b/a JetPay Payroll Services). Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC award.

Note 13.    Segments

The Company currently operates in two business segments, the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the Payroll Processing Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within the JetPay Card Services division was not material through March 31, 2014, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the three months ended March 31, 2014
	Payment Service	Payroll Service	General/ Corporate	Total

Processing revenue	$4,603	$3,566	$-	$8,169
Cost of processing revenue	2,946	1,742	-	4,688
Selling, general and administrative expense	995	1,001	779	2,775
Segment profit (loss)	$662	$823	$(779)	$706

Total property and equipment	$584	$646	$2	$1,232
Property and equipment additions	$40	$43	$-	$83
Intangible assets and goodwill	$33,722	$19,695	$-	$53,417
Intangible assets and goodwill additions	$-	$-	$-	$-
Total segment assets	$53,650	$94,704	$2,455	$150,809

	For the three months ended March 31, 2013
	Payment Service	Payroll Service	General/ Corporate	Total

Processing revenue	$4,250	$3,438	$-	$7,688
Cost of processing revenue	2,477	1,707	-	4,184
Selling, general and administrative expense	988	889	576	2,453
Segment profit (loss)	$785	$842	$(576)	$1,051

Total property and equipment	$627	$772	$3	$1,402
Property and equipment additions	$29	$84	$3	$116
Intangible assets and goodwill	$34,619	$20,817	$-	$55,436
Intangible assets and goodwill additions	$-	$-	$-	$-
Total segment assets	$42,131	$95,004	$3,948	$141,083

Note 14.    Subsequent Events

As previously disclosed, on March 3, 2014, the ICDR, pursuant to an arbitration claim filed against the Company by EBC, rendered the Award and ordered the Company to pay a cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision.  The Company accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional accrual of $675,000 in the fourth quarter of 2013 for awarded legal fees and interest costs for a total obligation of $2,811,000. At March 31, 2014, an obligation of $2,288,000 remained outstanding to EBC. In order to satisfy this remaining obligation, on March 28, 2014, the Company entered into the Common Stock SPA with each of Bipin C. Shah, the Company’s Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of AD Computer Corporation (d/b/a JetPay Payroll Services). Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. See Note 8. Redeemable Convertible Preferred Stock. With the proceeds from such sale of Common Stock and the proceeds from the closing of the Series A Preferred to Flexpoint, the Company satisfied its remaining obligations to EBC on April 15, 2014.

Effective April 1, 2014, the Board of Directors of the Company appointed Diane (Vogt) Faro to fill an existing board vacancy. With the appointment of Ms. Faro, the Company has eight directors. The Company’s Board of Directors has also appointed Ms. Faro to serve on the Company’s Compensation Committee.

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”), par value $0.001, to Ithan Creek Master Investors (Cayman) L.P. (“Wellington”) for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014. Under the Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred for an aggregate purchase price of up to $2,700,000. The proceeds of the initial $769,500 investment will be used for general corporate purposes. The Series A-1 Preferred will be convertible into shares of the Company’s common stock, par value $0.001 (the “Common Stock”) or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred”). The Preferred Stock can be converted into that number of shares of Common Stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially will be $3.00. The conversion price of the series A-1 Preferred is subject to downward adjustment upon the occurrence of certain events as defined in the Securities Purchase Agreement. Additionally, Wellington will have the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint. The Series A-1Preferred will have an initial liquidation preference of $600 per share and will rank senior to the Company’s Common Stock and pari passu with the Series A Preferred owned by Flexpoint with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Upon the occurrence of an Event of Noncompliance, as defined in the Securities Purchase Agreement, the holders of a majority of the Preferred Stock may demand immediate redemption of all or a portion of the Preferred Stock at the then-applicable liquidation value.

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

Our overall business strategy is to provide payment processing services to small to medium-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at both JetPay Payment Services and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, Independent Sales Organizations or ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provides services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, such as our recently launched Card Services division in the fourth quarter of 2013, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services and JetPay Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

JetPay Payment Services

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

Expenses

The most significant components of operating expenses are credit card association fees and assessments, ISO agent residuals, and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay Payment Services’ merchants, but can vary from period to period depending upon specific events in that period. Interest expense in 2013 was related to a loan to buy out the interest of a former JetPay Payment Services partner. This expense was fixed based upon a schedule of increasing interest rates over the life of the loan which was paid in full on October 11, 2013. JetPay Payment Services has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy matter and several other suits described in Part II, Item 1. Legal Proceedings.

JetPay Payroll Services

Revenues

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table represents a comparison of the results of our operations for the three month period ended March 31, 2014 as compared to March 31, 2013 (in thousands):

	For the Three Months Ended March 31, 2014
	Consolidated	Corporate	Payroll Services	Payment Services
Processing revenues	$8,169	$-	$3,566	$4,603
Cost of processing revenues	4,688	2	1,740	2,946
Gross profit	3,481	(2)	1,826	1,657
Selling, general, and administrative expenses	2,775	779	1,001	995
Change in fair value of contingent consideration liability	-	-	-	-
Amortization of intangibles	560	-	280	280
Depreciation	103	1	62	40
Operating income (loss)	43	(782)	483	342
Interest expense	406	330	76	-
Amortization of deferred financing, debt discounts, and conversion options	923	923	-	-
Change in fair value of derivative Liability	50	50	-	-
Other (income) expense	(2)	-	-	(2)
(Loss) income before taxes	(1,334)	(2,085)	407	344
Income tax expense	52	-	20	32
Net (loss) income	(1,386)	(2,085)	387	312
Accretion of convertible preferred stock	(509)	(509)	-	-
Net (loss) income applicable to common stockholders	$(1,895)	$(2,594)	$387	$312

	For the Three Months Ended March 31, 2013
	Consolidated	Corporate	Payroll Services	Payment Service
Processing revenue	$7,688	$-	$3,438	$4,250
Cost of processing revenues	4,184	-	1,707	2,477
Gross profit	3,504	-	1,731	1,773
Selling, general, and administrative expenses	2,453	576	889	988
Change in fair value of contingent consideration liability	(450)	(450)	-	-
Amortization of intangibles	560	-	280	280
Depreciation	96	-	47	49
Operating income (loss)	845	(126)	515	456
Interest expense	565	326	91	148
Amortization of deferred financing, debt discounts, and conversion options	775	819	-	(44)
Change in fair value of derivative Liability	(1,405)	(1,090)	-	(315)
Other (income) expense	(2)	-	-	(2)
Income (loss) before taxes	912	(181)	424	669
Income tax expense	27	-	-	27
Net income (loss)	$885	$(181)	$424	$642

Revenues

Revenues were $8.17 million and $7.69 million for the three months ended March 31, 2014 and 2013, respectively. Of the $8.17 million of revenues for the three months ended March 31, 2014, $3.6 million, or 44%, was generated from our Payroll Services operations and $4.6 million, or 56%, from our Payment Services operation. Of the $7.69 million of revenues for the three months ended March 31, 2013, $3.4 million, or 45%, was generated from our Payroll Services operations and $4.3 million, or 55%, from our Payment Services operation. Overall revenues increased $481,000, or 6%, in 2014 as compared to 2013. JetPay Payroll Services revenues increased $128,000, or 3.7%, in the three months ended March 31, 2014 as compared to the same period in 2013. This increase is directly related to a 3% rate increase implemented in mid-2013 combined with net growth in volume of payroll and related payroll taxes processed. JetPay’s Payment Services reported revenues increased $353,000, or 8.3%, in the three months ended March 31, 2014 and compared to the same period in 2013. As previously noted, JetPay Payment Services transferred the majority of its processing and clearing to a new sponsoring bank in June 2013 resulting in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which effectively grossed up revenue and cost of processing revenues by approximately $968,000 in the three months ended March 31, 2014. Excluding this gross up of revenues in 2014, payment services revenues decreased approximately $615,000, or 14.5%, in the three months ended March 31, 2014 as compared to the same period in 2013. The most significant decrease noted is within our JetPay, LLC processing and clearing business, which decreased by $414,000, or 41.8%, resulting from the loss of a large processing only customer, partially offset by an increase in revenues from one of our larger internet customers. We also experienced a decrease in our JetPay ISO business, which decreased by $381,000, or 21.2%, as a result of the loss of several large ISO relationships due largely to actions of JetPay’s previous sponsor bank. JetPay, LLC’s direct merchant services revenue increased by $180,000, or 12.3%, due to growth in revenue within larger merchants.

Cost of Revenues

Cost of revenues were $4.69 million, or 57.4% of revenues, and $4.18 million, or 54.4% of revenues, for the three months ended March 31, 2014 and 2013, respectively. Of the $4.69 million cost of revenues for the three months ended March 31, 2014, $1.74 million related to our Payroll Services operations and $2.95 million related to our Payment Services operation. Of the $4.18 million of cost of revenues for the three months ended March 31, 2013, $1.7 million related to our Payroll Services operations and $2.5 million related to our Payment Services operation. The cost of revenues within our Payroll Services operations increased $33,000, however decreased from 49.7% of revenues in 2013 to 48.8% of revenues in 2014 as a result of the previously noted increase in revenues while controlling operating costs. The effect was an increase in gross profit margin within the Payroll Services division from 50.3% in 2013 to 51.2% in 2014. The cost of revenues within the Payment Services division, excluding the $968,000 gross up in cost of revenues in 2014 relating to the change in reporting revenues discuss above, decreased from $2.5 million, or 58.3% of revenues, in the first quarter of 2013 to $1.98 million, or 54.4% of revenues in the first quarter of 2014, an decrease of $499,000 or 20.1%. The decrease in cost of processing revenues in 2014 was largely a result of an approximate $367,000 decrease in processing cost directly related to a large processing only customer lost in 2013; $99,000 reduction in ISO agent commissions related to the previously noted decrease in ISO revenues and an approximate $26,000 reduction in chargeback losses in 2014 as compared to 2013. Overall gross profit margin as reported within the Payment Services division decreased from 41.7% in the first quarter of 2013 to 36.0% in the same period in 2014 largely as a result of the reduction in revenues and the reporting of revenues and certain direct costs on a gross basis in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $2.78 million, or 34.0% of revenues, for the three months ended March 31, 2014 as compared to $2.45 million, or 31.9% of revenues, for the same period in 2013. SG&A expense within the Payroll Services division increased from $889,000 in the first quarter of 2013 to $1.0 million in the same period of 2014, an increase of approximately $111,000 or 12.5%, largely due an increase in payroll costs as we added additional professionals in our technology, customer service, and sales areas as we develop new products and services and execute our revenue growth strategies. SG&A expense within the Payment Services division increased slightly from $988,000, or 23.2% of revenues, in the first quarter of 2013 to $995,000, or 21.6% of revenues, in the same period of 2014, an increase of $7,000. This slight increase was the result of an increase in sales staff to attract new business and the addition of professionals in its technology area, to enhance customer service through advances in technology platforms, and in its sales area to gain new customers, partially offset by a $210,000 decrease in legal fees. Additionally, we incurred corporate SG&A expenses of $779,000, including $155,000 of start-up expenses relating to our new Card Services division, for the three months ended March 31, 2014, and $576,000 for the same period in 2013. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relation and other public company costs, and general corporate operating expenses. The professional fees include accounting, tax and valuation service fees related to our quarterly financial statement reviews as well as legal and other service fees related to filing of various SEC filings, including our recently filed amendments to our registration statement, our annual proxy filing and annual meeting costs, and defending our position regarding the previously mentioned EarlyBirdCapital dispute. Excluding the Card Services division’s SG&A expenses in 2014, SG&A expenses remain consistent between years with an increase in salaries with the addition of several corporate staff in the second quarter of 2013, offset by a reduction in legal and accounting fees which were higher in our first year post initial acquisitions. The SG&A expenses of the Payroll Services operation and the Payment Services operation includes $90,000 and $120,000 of corporate allocated costs, respectively, with an offsetting reduction in corporate SG&A expenses of $210,000 in both the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $4.49 million at March 31, 2014, excluding $146,000 of our cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $4.9 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payments Services’ former sponsor bank which is specifically related to the Direct Air matter described below . The Merrick Cash Reserve of $4.9 million and $5.04 million at March 31, 2014 and December 31, 2013, respectively, are recorded as non-current assets under the caption “Other Assets”. Also See Item 1. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt plus stockholders’ equity, was 41% at March 31, 2014 and 39% at December 31, 2013. As of March 31, 2014, we had negative working capital, excluding funds held for clients and client funds obligations of approximately $17.5 million, which includes the previously mentioned $2.3 million accrual for the EarlyBirdCapital Award, the fair value of deferred consideration payable to the ADC stockholders of $1.79 million, and the $10 million Notes which mature December 31, 2014.

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. As previously reported, the Company accrued $2,136,000 relating to this matter as of December 31, 2012. During the fourth quarter of 2013, the Company recorded an additional accrual to SG&A expenses of $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC. We funded a portion of the $2.8 million liability to EarlyBirdCapital with our current cash and cash equivalents and from the sale of common stock at a price of $3.00 per share to Bipin C. Shah, our Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of our payroll services operation, in a private placement for an aggregate of $1.0 million and the sale of $1.4 Million of our Series A Preferred to Flexpoint under the Securities Purchase Agreement. See Note 14. Subsequent Events.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, and an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million. We have an agreement to potentially sell an additional $28.6 million of Series A Preferred to Flexpoint. This additional $28.6 million, if sold, will be used to repay the $10 million secured convertible notes maturing in December 2014 if such notes are not converted into common stock, and as partial consideration for future acquisitions. The $5.85 million Ten Lords, Ltd. promissory note, due December 28, 2013, was repaid on October 11, 2013 with a portion of the proceeds from the initial purchase of Series A Preferred Stock by Flexpoint. Additionally, we will require approximately $3.4 million to cover our interest and principal payments for the twelve months ending December 31, 2014, excluding the $10 million Notes mentioned above maturing on December 31, 2014 and the $2.0 million deferred consideration payable on December 28, 2014 to the ADC stockholders pursuant to the ADC Agreement.

In addition to the Flexpoint purchase of Series A Preferred, on May 5, 2014, the Company issued 2,565 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”), par value $0.001, to Ithan Creek Master Investors (Cayman) L.P. (“Wellington”) for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014. Under the Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred for an aggregate purchase price of up to $2.7 million. The proceeds of the initial $769,500 investment will be used for general corporate purposes. Additionally, Wellington will have the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint in the future.

Capital expenditures were $83,000 and $116,000 for the three months ended March 31, 2014 and 2013, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $170,000 to $220,000 for the remainder of 2014, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements. In 2013, a portion of our 2013 cash flow was retained by Merrick and is currently being held in a reserve account controlled by Merrick, JetPay Payments Services’ former sponsor bank as a result of the Direct Air chargeback matter, described above. At March 31, 2014, total cash reserves held by Merrick related to the Direct Air matter were approximately $4.9 million. While we continue to defend the potential obligation related to the chargeback claims there can be no assurance as to the timing of this cash reserve release. In May 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, which allowed JetPay Payments Services to utilize its full monthly cash flow. As partial protection against any potential liability regarding the Direct Air matter, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay Payments Services purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties, If JetPay Payments Services suffers any liability to Merrick as a result of the Direct Air matter; these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay Payments Services is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. See Item 1. Legal Proceedings.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint. To fund and integrate future acquisitions or new business initiatives and to satisfy our 2014 debt service requirements, we will need to raise additional capital through loans or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans.

We are a party to various other legal proceedings related to its ordinary business activities. In the opinion of our management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Debt Capitalization and Other Financing Arrangements

At March 31, 2014, we had borrowings of approximately $18.72 million, net of an unamortized discount of $850,362 related to a conversion option classified as a derivative liability with respect to the $10.0 million note described below. Borrowings are also net of unamortized valuation discounts totaling $668,719 at March 31, 2014 relating to the WLES note described below. We had a letter of credit outstanding at March 31, 2014, of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remains outstanding at March 31, 2014 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

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

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank, or Metro, as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We are in compliance with the covenant requirements as of March 31, 2014.

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

At December 28, 2012, in connection with securing certain debt financing to consummate the completed transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 relates to certain of our founding stockholders agreeing to transfer 832,698 shares of Common Stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB)79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4,370,000 stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, we incurred and recorded $23,000 of deferred financing costs. Unamortized deferred financing costs were $1.78 million at March 31, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2014, excluding fair value and conversion option debt discounts as described in Note 7. Long-Term Debt and Notes Payable (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt (1)	$20,243	$11,791	$2,588	$4,903	$961
Minimum operating lease payments	2,101	799	1,046	256	-
Total	$22,344	$12,590	$3,634	$5,159	$961

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$2,000	$2,000	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.6 million.
(2)	Outstanding letters of credit of $2.0 million represents a $1.9 million Letter of Credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $98,000 for the three months ended March 31, 2014. Cash provided by operating activities in this period was primarily due to a decrease in accounts receivable of $824,000 combined with non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $1.5 million. This increase in cash was partially offset by a net loss of $1.4 million, a decrease in accounts payable and accrued expenses of $770,000 and a decrease in deferred revenue of $228,000.

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

Investing Activities. Cash used in investing activities totaled $39.2 million for the three months ended March 31, 2014, including an increase of $39.1 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $83,000.

Cash used in investing activities totaled $25 million for the three months ended March 31, 2013, including an increase of $26.8 million in restricted cash and equivalents held to satisfy client obligations, partially offset by $1.95 of cash and cash equivalents released from trust to pay redeeming stockholders.

Financing Activities. Cash provided by financing activities totaled $38.8 million for the three months ended March 31, 2014, which includes a $39.1 million increase in client fund obligations, partially offset by $325,000 of cash used for routine payments on long-term debt.

Cash provided by financing activities totaled $24.7 million for the three months ended March 31, 2013, which includes a $26.8 million increase in client fund obligations, partially offset by $1.95 million of trust funds used to pay redeeming stockholders, and $356,000 of cash used for routine payments on long-term debt.

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

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described in Note 3 to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ending March 31, 2014 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against us with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that we breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the our initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered us to pay the cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “Award”). As previously reported, we accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the Award. In order to satisfy a portion of the Award, we entered into a Securities Purchase Agreement on March 28, 2014 (the “Common Stock SPA”) with each of Bipin C. Shah, our Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of AD Computer Corporation (d/b/a JetPay Payroll Services). Pursuant to the Common Stock SPA, on April 4, 2014, we received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, we issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. See Note 8. Redeemable Convertible Preferred Stock. We used the proceeds from the sale of common stock, the proceeds from the Closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy our obligations to EBC.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations. Under U.S. Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an Escrow Account in a bank under a U.S. Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such U.S. Department of Transportation Escrow Account held at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s Bankruptcy Trustee, there should have been in excess of $31 million in the Escrow Account, and instead there was approximately $1 million at the time of Direct Air’s bankruptcy filing. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess $25 million. The chargeback loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC in 2012 paid Merrick and recorded a loss for all chargebacks in excess of the $25 million, plus a $250,000 deductible on a related insurance policy. JetPay, LLC also paid to Merrick and charged as an expense legal fees of $1,947,000 in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December, 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as Escrow Agent. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Also pursuant to the terms of such agreement, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.9 million of total reserves related to the Direct Air matter as of March 31, 2014. These reserves are recorded in Other Assets. On August 7, 2013, JPMS, a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges that JPMS paid commission/premiums to Merrick relating to the Chartis insurance policy as well as several causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during the transitioning to a new sponsoring bank in June 2013. In early 2014, the venue of JetPay’s Texas lawsuit against Merrick was transferred to the United States District Court for the District of Utah. Additionally, subsequent to transitioning of JetPay, LLC’s processing in June 2013 to a new sponsoring bank as an alternative to Merrick; Merrick invoiced the Company for legal fees incurred totaling approximately $1.7 million. The Company does not believe it has responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of March 31, 2014.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of Common Stock that was to be paid to WLES as part of the JetPay, LLC purchase price be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties, If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter; these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability. On February 3, 2014, we received notice that Merrick had requested Chase to release the 3,333,333 shares in the Escrow Account. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On August 23, 2013, we received notice that JetPay Merchant Services, LLC (“JPMS”) was a party in a lawsuit brought by MSC Cruises, a former customer. Merrick Bank Corporation (“Merrick”) is a co-defendant in the lawsuit. MSC Cruises is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. We believe that the basis of the suit regarding JetPay Merchant Services, LLC is groundless and intends to defend it vigorously. Accordingly, we have not recorded an accrual for any potential loss related to this matter as of March 31, 2014.

In December, 2013 we settled a lawsuit with M&A Ventures in which we agreed to pay $400,000, with $100,000 to be paid in 2013 and the reminder in installments throughout 2014. We recorded the $400,000 settlement within SG&A expense in the three months ended December 31, 2013 with a remaining liability of $225,000 at March 31, 2014.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that JetPay, LLC by its actions had cost BCC significant expense and lost customer revenue. We believe that the basis of the suit regarding JetPay, LLC is groundless and we intend to defend it vigorously. Accordingly, we have not recorded an accrual for any potential loss related to this matter as of March 31, 2014.

In January 2014, Chartis settled a lawsuit in favor of JetPay, LLC and WLES on a prior claim for $1.9 million. In that lawsuit, JetPay Merchant Services, a division of JetPay, LLC, had filed a suit against Chartis related to Chartis’ refusal to pay out a claim on chargeback insurance related to a $1.9 million loss that occurred in 2011, prior to the Company’s acquisition of JetPay, LLC. The Company and WLES agreed that the cost of the lawsuit and any proceeds resulting from the lawsuit were to accrue to the benefit of WLES, as the loss related to the suit had occurred prior to the acquisition. Under the terms of the settlement, JetPay, LLC agreed to remove Gregory Richmond from the Direct Air lawsuit referred above.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

10.1	Securities Purchase Agreement, dated as of March 28, 2014, by and among the Company, Bipin C. Shah and C. Nicholas Antich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014).
10.2	Letter Agreement, dated as of March 28, 2014, by and between the Company and Flexpoint (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

Bipin C. Shah, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Gregory M. Krzemien

Gregory M. Krzemien, Chief Financial Officer

and Chief Accounting Officer

(Principal Financial Officer)

DATE:	May 13, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated as of March 28, 2014, by and among the Company, Bipin C. Shah and C. Nicholas Antich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014).
10.2	Letter Agreement, dated as of March 28, 2014, by and between the Company and Flexpoint (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

