Form 10-Q
period 2014-06-30
JetPay Corp
filed 2014-08-13
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NUMBER: 001-35170

JetPay Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)

1175 Lancaster Avenue, Suite 200, Berwyn, PA 19312

(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, including area code: (484) 324-7980

1175 Lancaster Avenue, Suite 100, Berwyn, PA 19312

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

Yes ☐ No ☒

As of August 12, 2014, there were 11,863,823 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value information)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,117	$4,799
Restricted cash	169	121
Accounts receivable, less allowance for doubtful accounts	1,320	2,089
Settlement processing assets	13,171	18,876
Prepaid expenses and other current assets	697	614
Current assets before funds held for clients	19,474	26,499
Funds held for clients	48,112	32,521
Total current assets	67,586	59,020
Property and equipment, net	1,086	1,252
Goodwill	31,166	31,166
Identifiable intangible assets, net of accumulated amortization of $3,361 at June 30, 2014 and $2,241 at December 31, 2013	21,691	22,811
Deferred financing costs, net of accumulated amortization of $3,183 at June 30, 2014 and $2,058 at December 31, 2013	1,210	2,335
Other assets	4,906	5,151
Total assets	$127,645	$121,735

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligation	$11,259	$10,674
Accounts payable and accrued expenses	8,898	12,154
Settlement processing liabilities	12,301	18,140
Deferred revenue	290	501
Derivative liability	320	380
Other current liabilities	1,857	1,724
Current liabilities before client fund obligations	34,925	43,573
Client fund obligations	48,112	32,521
Total current liabilities	83,037	76,094
Long-term debt and capital lease obligation, net of current portion	7,582	8,071
Deferred income taxes	239	239
Other liabilities	22	109
Total liabilities	90,880	84,513

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $300.00 par value per share, 40,565 and 33,333 shares issued and outstanding at June 30, 2014 and December 31, 2013 (liquidation preference of $24,340 at June 30, 2014)	11,394	8,221

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 11,863,823 and 11,529,094 issued and outstanding at June 30, 2014 and December 31, 2013	12	12
Additional paid-in capital	41,432	41,305
Accumulated deficit	(16,073)	(12,316)
Total Stockholders’ Equity	25,371	29,001
Total Liabilities and Stockholders’ Equity	$127,645	$121,735

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended June 30,
	2014	2013

Processing revenues	$7,726	$7,292
Cost of processing revenues	4,733	4,581

Gross profit	2,993	2,711

Selling, general and administrative expenses	3,408	2,542
Change in fair value of contingent consideration liability	(8)	(130)
Amortization of intangibles	560	560
Depreciation	103	103

Operating loss	(1,070)	(364)

Other expenses (income)
Interest expense	409	556
Amortization of deferred financing costs	571	506
Amortization of debt discounts and conversion options	381	450
Change in fair value of derivative liability	(110)	(255)
Other income	(2)	-

Loss before income taxes	(2,319)	(1,621)

Income tax expense	52	31

Net loss	(2,371)	(1,652)
Accretion of convertible preferred stock	(538)	-

Net loss applicable to common stockholders	$(2,909)	$(1,652)

Basic loss per share applicable to common stockholders	$(0.25)	$(0.14)
Diluted loss per share applicable to common stockholders	$(0.25)	$(0.14)

Weighted average shares outstanding:
Basic	11,852,834	11,526,346
Diluted	11,852,834	11,526,346

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share information)

	For the Six Months Ended June 30,
	2014	2013

Processing revenues	$15,895	$14,981
Cost of processing revenues	9,421	8,765

Gross profit	6,474	6,216

Selling, general and administrative expenses	6,183	4,995
Change in fair value of contingent consideration liability	(8)	(580)
Amortization of intangibles	1,120	1,120
Depreciation	206	199

Operating (loss) income	(1,027)	482

Other expenses (income)
Interest expense	815	1,121
Amortization of deferred financing costs	1,125	998
Amortization of debt discounts and conversion options	750	733
Change in fair value of derivative liability	(60)	(1,660)
Other income	(4)	(1)

Loss before income taxes	(3,653)	(709)

Income tax expense	104	58

Net loss	(3,757)	(767)
Accretion of convertible preferred stock	(1,047)	-

Net loss applicable to common stockholders	$(4,804)	$(767)

Basic loss per share applicable to common stockholders	$(0.41)	$(0.07)
Diluted loss per share applicable to common stockholders	$(0.41)	$(0.07)

Weighted average shares outstanding:
Basic	11,692,329	11,522,740
Diluted	11,692,329	11,522,740

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount

Balance at December 31, 2013	11,529,094	$12	$41,305	$(12,316)	$29,001

Common shares issued for cash	333,333	-	1,000	-	1,000
Common shares issued as compensation	1,396	-	6	-	6
Stock-based compensation expense	-	-	168	-	168
Accretion of convertible preferred stock to redemption value	-	-	(1,047)	-	(1,047)

Net loss	-	-	-	(3,757)	(3,757)
Balance at June 30, 2014	11,863,823	$12	$41,432	$(16,073)	$25,371

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2014	2013
Operating Activities
Net loss	$(3,757)	$(767)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	206	199
Stock-based compensation	168	-
Common stock issued as compensation	6	-
Amortization of intangibles	1,120	1,120
Provision for losses on receivables	-	55
Amortization of deferred financing costs	1,125	998
Amortization of debt discounts and conversion options	750	733
Change in fair value of contingent consideration liability	(8)	(580)
Change in fair value of derivative liability	(60)	(1,660)
Loss on disposal of fixed assets	237	-
Change in operating assets and liabilities
Restricted cash	(48)	(46)
Accounts receivable	769	531
Settlement processing assets and obligations, net	(134)	19
Prepaid expenses and other current assets	(83)	167
Other assets	245	(1,364)
Deferred revenue	(211)	(188)
Accounts payable, accrued expenses and other liabilities	(3,334)	1,682
Net cash (used in) provided by operating activities	(3,009)	899

Investing Activities
Net increase in restricted cash and cash equivalents held to satisfy client fund obligations	(15,591)	(1,413)
Purchase of property and equipment	(142)	(174)
Proceeds on sale of property and equipment	-	1
Cash and cash equivalents released from trust	-	1,948
Net cash (used in) provided by investing activities	(15,733)	362

Financing Activities
Payments on long-term debt	(657)	(734)
Trust funds paid to redeeming stockholders	-	(1,948)
Proceeds from notes payable	-	41
Net increase in client funds obligations	15,591	1,413
Proceeds from issuance of common stock	1,000	-
Proceeds from sale of preferred stock, net of issuance costs	2,126	-
Proceeds from note payable to shareholders	-	552
Proceeds from note payable to affiliate	-	72
Net cash provided by (used in) financing activities	18,060	(604)

Net (decrease) increase in cash and cash equivalents	(682)	657

Cash and cash equivalents, beginning	4,799	1,391
Cash and cash equivalents, ending	$4,117	$2,048

Supplement Disclosure of cash flow information:
Cash paid for interest	$750	$724
Cash paid for taxes	$229	$12

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of June 30, 2014. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

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

The Company currently operates in two business segments, the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions for businesses with a focus on those processing internet transactions and recurring billings and the Payroll Processing Segment, which is a full-service payroll and related payroll tax payment processor. The Company also initiated operations for JetPay Card Services in the fourth quarter of 2013, a division that is focused on providing low-cost money management and payment services to un-banked and under-banked employees of its business customers and other consumers. The activity within the JetPay Card Services division was not material for the three and six months ended June 30, 2014. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (“JetPay Payment Services”) and AD Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). Assets acquired and liabilities assumed in the Completed Transactions were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such date. The results of operations of businesses acquired by the Company have been included in the statements of operations since their date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed was allocated to goodwill.

The consolidated financial statements as of December 31, 2013 and the three and six months ended June 30, 2014 include the accounts of JetPay and its wholly owned subsidiaries, JetPay Payment Services and JetPay Payroll Services. All significant inter-company transactions and balances have been eliminated in consolidation.

In order to fund its working capital requirements, the Company expects that the historic cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that JetPay, LLC and ADC will generate cash flows sufficient to cover its working capital needs. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ending June 30, 2015 include, but are not limited to: principal and interest payments on long-term debt of approximately $2.3 million; the payoff of $10 million of secured convertible notes maturing on December 31, 2014 to the extent such notes are not converted into common stock by the note holders; $2.0 million of deferred consideration due to the stockholders of ADC on December 28, 2014; a $492,000 promissory note to a related party maturing on September 30, 2014, as extended; planned capital expenditures of approximately $250,000 to $300,000; and the possible funding of future acquisitions or new business initiatives. The Company expects to fund its cash needs, including capital required for acquisitions, with cash flow from its operating activities, equity investments and borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, on October 11, 2013, the Company was successful in selling an initial 33,333 shares of Series A Convertible Preferred Stock (“Series A Preferred”) to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $10 million, less certain costs, and an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million. The Company also sold an initial 2,565 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Ithan Creek Master Investors (Cayman) L.P. (“Wellington”) for an aggregate of $769,500, less certain issuance costs. The Company has an agreement to potentially sell an additional $28.6 million of Series A Preferred to Flexpoint and an additional $1.93 million of Series A-1 Preferred to Wellington. Such additional funds, if any, will be used to repay the $10 million secured convertible notes maturing in December 2014, if such notes are not converted into common stock, and as partial consideration for future acquisitions. The Company cannot provide any assurance that it will be successful in securing new financing or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to limit its future growth plans.

Note 3.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; assumptions used in the calculation of stock-based compensation; and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Independent Sales Organization (“ISO”) clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom it processes credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of the Company’s merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $572,000 and $1.54 million for the three and six months ended June 30, 2014, respectively. In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and ISO merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk. The Company has historically experienced losses due to chargebacks resulting from merchant defaults.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC may in certain circumstances bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $291,000 and $262,000 were recorded as of June 30, 2014 and December 31, 2013, respectively, and are included in accounts payable and accrued expenses.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses, other current liabilities and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

Accounts Receivable

The Company’s accounts receivable are due from its merchant processing and its payroll customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivables when they are deemed uncollectible.

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

Series A and Series A-1 Preferred

The Company accounts for the redemption premium, beneficial conversion feature and issuance costs on its Series A Preferred and its Series A-1 Preferred using the effective interest method, accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption.

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

Loss per share

Basic (loss) income per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the $10 million of Secured Convertible Promissory Notes (the “Notes”) of 3,333,333 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), the effect of the conversion option in the Flexpoint Series A Preferred Stock of 3,800,000 shares and the Wellington Series A-1 Preferred Stock of 256,500 shares of Common Stock at June 30, 2014, and the effect of exercisable stock options to purchase 231,249 shares of Common Stock granted under the Company’s Stock Incentive Plan have been excluded from the loss per share calculation for the three and six months ended June 30, 2014 in that the assumed conversion or exercise of these options would be anti-dilutive.

For the three and six months ended June 30, 2013, basic loss per share was computed using the weighted-average number of shares of common shares outstanding during the periods. The dilutive effect of the conversion option in the Notes of 2,000,000 shares of Common Stock and potential issuable shares related to the conversion option in the Ten Lords, Ltd. Promissory Note Payable of 1,000,000 shares of Common Stock, a total of 3,000,000 shares of Common Stock, have been excluded from the loss per share calculation in that the assumed conversion of the options would be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does review the terms of the convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$320	$-	$-	$320
Contingent consideration	$842	$-	$-	$842
Totals	$1,162	$-	$-	$1,162

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$380	$-	$-	$380
Contingent consideration	$850	$-	$-	$850
Totals	$1,230	$-	$-	$1,230

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$1,280	$2,110	$1,230	$3,650
Change in fair value of derivative liability	(110)	$(250)	(60)	$(1,340)
Change in fair value of contingent cash consideration	(8)	$(130)	(8)	$(580)
Totals	$1,162	$1,730	$1,162	$1,730

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

In connection with the debt proceeds received under the Notes, the Company recorded a derivative liability of $2.11 million on its consolidated balance sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy because it is valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at June 30, 2014 of $320,000 was determined using a binomial option pricing valuation model with the following assumptions: risk free interest rate: 0.06%; dividend yield: 0%; expected life of the option to convert of 0.50 years; and volatility: 22.6%. The change in fair value of this derivative liability of $(110,000) and $(60,000) for the three and six months ended June 30, 2014, respectively, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, through December 28, 2017, is entitled to receive 833,333 shares of Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 on the JetPay, LLC acquisition date, remains unchanged at June 30, 2014 as a result of this component being recorded as equity. The fair value at June 30, 2014 of the cash-based contingent consideration, valued at $2,000 was determined using a binomial option pricing model. The following assumptions were utilized in the June, 2014 calculations: risk free interest rate: 1.19%; dividend yield: 0%; term of contingency of 3.50 years; and volatility: 26.2%.

The fair value of the Common Stock was derived from the per share price of recent sales of the Common Stock at the valuation date. Management determined that the results of its valuation are reasonable. The expected life represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available US Treasury yield curve rates. The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

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

As of June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging Activities, the Company presented its derivative liability at fair value on its balance sheet, with the corresponding change in fair value recorded in the Company’s consolidated statement of operations for the applicable reporting periods.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC Topic 740 additionally requires a valuation allowance to be established when, based on available evidence; it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2014 and 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4.   Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents in the trust account established upon consummation of the Company’s initial public offering consisted of $1.95 million in a “held as cash” account at December 31, 2012 and were disbursed to the redeeming stockholders on January 2, 2013.

Note 5.   Property and Equipment, net of Accumulated Depreciation and Amortization

	June 30, 2014	December 31, 2013
	(in thousands)

Leasehold improvements	$354	$327
Equipment	703	507
Furniture and fixtures	223	195
Computer software	110	414
Vehicles	196	197
Total property and equipment	1,586	1,640
Less: accumulated depreciation and amortization	(500)	(388)
Property and equipment, net	$1,086	$1,252

Property and equipment at June 30, 2014 included $136,000 of computer equipment, net of accumulated amortization that is subject to a capital lease obligation.

Depreciation expense was $103,100 and $102,800 for the three months ended June 30, 2014 and 2013, respectively, and $206,000 and $199,100 for the six months ended June 30, 2014 and 2013, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts payable	$1,893	$2,105
Contingency accrual	-	2,811
ACH clearing liability	1,286	1,554
Accrued compensation	1,185	1,157
Accrued agent commissions	758	728
Related party payables	87	115
Other	3,689	3,684
Total	$8,898	$12,154

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligation

Long-term debt and notes payable consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Secured convertible notes payable to various note holders, interest rate of 12.0% payable quarterly, notes maturing December 31, 2014, collateralized by a first lien security interest in 50% of the equity interests of JetPay, LLC. Note amount excludes unamortized discount for conversion option and derivative liability of $575,262 and $1.12 million at June 30, 2014 and December 31, 2013, respectively.	$9,425	$8,883

Term loan payable to Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	7,068	7,714

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $630,826 and $705,770 at June 30, 2014 and December 31, 2013, respectively.	1,701	1,626

Unsecured promissory notes payable to stockholders, interest rate of 4% payable at maturity, note principal due July 31, 2014. See Note 12. Related Party Transactions.	492	492

Capital lease obligation related to computer equipment at JetPay, LLC, interest rate of 5.55%, due in monthly lease payments of $4,114, maturing in May 2017, collateralized by equipment.	136	-

Notes payable related to vehicles at ADC.	19	30
	18,841	18,745
Less current portion	(11,259)	(10,674)
	$7,582	$8,071

The Metro Bank term loan agreement requires the Company to provide Metro Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statement within 60 days after the end of each quarter. The Metro agreement also contains certain annual financial covenants with which the Company was in compliance as of June 30, 2014.

Maturities of long-term debt and capital lease obligation, excluding fair value and conversion option debt discounts, are as follows for the twelve months ending June 30: 2015 – $11.8 million; 2016 – $1.3 million; 2017 – $1.3 million; 2018 – $3.6 million; 2019 – $1.3 million and $640,000 thereafter.

Note 8.    Redeemable Convertible Preferred Stock

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million. The proceeds of the initial $10 million investment were used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the $1.4 million investment were used to satisfy a portion of the EarlyBirdCapital, Inc. Award. See Note 11– Commitments and Contingencies. As a result of the Award (as defined in Note 11), the Company was not able to satisfy one of the conditions to closing of the $1.4 million Series A Preferred purchase. Although Flexpoint agreed to waive this condition at the closing, for any subsequent closing of the Series A Preferred, the Company will need to seek a waiver of the failure of this condition from Flexpoint.

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

Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 134,000 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consists of $10 million worth of shares of Series A Preferred that was issued on October 11, 2013. Tranche B consists of up to $10 million worth of shares of Series A Preferred, which Flexpoint will be obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company is able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  Tranche C consists of up to $20 million worth of shares of Series A Preferred ($18.6 million remaining available at June 30, 2014), plus any amounts not purchased under Tranche B, which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Preferred Wellington for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014. Under the Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2,700,000. The proceeds of the initial $769,500 investment will be used for general corporate purposes. The Series A-1 Preferred will be convertible into shares of the Company’s common stock, par value $0.001 (the “Common Stock”) or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred”). The Preferred Stock can be converted into that number of shares of Common Stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially will be $3.00. The conversion price of the series A-1 Preferred is subject to downward adjustment upon the occurrence of certain events as defined in the Securities Purchase Agreement. Additionally, Wellington will have the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint.

The Series A-1 Preferred will have an initial liquidation preference of $600 per share and will rank senior to the Company’s Common Stock and pari passu with the Series A Preferred owned by Flexpoint with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the above, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s Common Stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Securities Purchase Agreement, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Preferred Stock at the then-applicable liquidation value.

The Company considered the guidance of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives, in determining the accounting treatment for the convertible preferred stock instrument. The Company considered the economic characteristics and the risks of the host contract based on the stated and implied substantive terms and features of the instrument; including, but not limited to, its redemption features, voting rights, and conversions rights; and determined that the terms of the preferred stock were more akin to an equity instrument than a debt instrument. The Series A Preferred shares are subject to redemption, at the option of the holder, on or after the fifth anniversary of their original purchase. Accordingly, the convertible preferred shares have been classified as temporary equity in the Company’s consolidated balance sheets. Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. There was no beneficial conversion feature upon the April 14, 2014 issuance of 4,667 shares of Series A Preferred to Flexpoint or the May 5, 2014 issuance of 2,565 shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s stock at the date of the closing being below the conversion price of the preferred shares. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and the Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and the Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s consolidated statement of changes in stockholders’ equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s consolidated statements of operations when presenting basic and dilutive per share information. Accretion for the three and six months ended June 30, 2014 was $538,000 and $1.05 million, respectively.

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

As of June 30, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 325,000 shares of Common Stock under the Plan during the three months ended September 30, 2013, all at an exercise price of $3.10 per share, options to purchase 675,000 shares of Common Stock during the three months ended December 31, 2013, all at an exercise price of $3.00 per share, and options to purchase 165,000 shares of Common Stock during the six months ended June 30, 2014 all at an exercise price of $3.00 per share. The grant date fair value of the options granted during the first half of 2014 was determined to be approximately $145,000 using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 5.75 to 6.25 years, expected volatility of 38.23% to 45.17%, risk free interest rate of 1.75% to 2.10%, and expected dividend yield of 0%. Aggregated stock-based compensation expense for the three and six months ended June 30, 2014 was $88,100 and $168,400, respectively. Unrecognized compensation expense as of June 30, 2014, relating to non-vested common stock options is approximately $715,000 and is expected to be recognized through 2018. At June 30, 2014, no options had been exercised and 43,750 options had been forfeited.

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

A summary of stock option activity for the six months ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,000,000	$3.03
Granted	165,000	3.00
Forfeited	(43,750)	(3.04)
Exercised	-	-
Outstanding at June 30, 2014	1,121,250	$3.03
Exercisable at June 30, 2014	231,249	$3.08

The weighted average remaining life of options outstanding at June 30, 2014 was 8.33 years. The aggregate intrinsic value of the exercisable options at June 30, 2014 was $0.

Note 10.    Income Taxes

The Company recorded income tax expense of $52,000 and $31,000 for the three months ended June 30, 2014 and 2013, respectively, and $104,000 and $58,000 for the six months ended June 30, 2014 and 2013, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates are approximately (2.2)% and (1.9)% for the three months ended June 30, 2014 and 2013, respectively, and (2.8)% and (8.2)% for the six months ended June 30, 2014 and 2013, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

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

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $1.5 million for the six months ended June 30, 2014 and $522,000 for the six months ended June 30, 2013, with a total valuation allowance of $5.8 million at June 30, 2014, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On January 16, 2013, the Company received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimburse EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “Award”). As previously reported, the Company accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the Award. In order to satisfy a portion of the Award, the Company entered into a Securities Purchase Agreement on March 28, 2014 (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. See Note 8. Redeemable Convertible Preferred Stock. The Company used the proceeds from the sale of common stock, the proceeds from the Closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy its obligations to EBC.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations. Under U.S. Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an Escrow Account in a bank under a U.S. Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such U.S. Department of Transportation Escrow Account held at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s Bankruptcy Trustee, there should have been in excess of $31 million in the Escrow Account, and instead there was approximately $1 million at the time of Direct Air’s bankruptcy filing. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess $25 million. The chargeback loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC is obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. In 2012, JetPay, LLC recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy, and $487,100 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, all totaling $1,947,000. Additionally, legal fees totaling $597,000 were charged against JetPay, LLC’s cash reserve account by Merrick during the six months ending June 30, 2013. In December, 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as Escrow Agent. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.8 million of total reserves related to the Direct Air matter as of June 30, 2014. The cash reserve balance was reduced by approximately $246,000 during the six months ended June 30, 2014 for legal fees claimed and deducted from the reserve by Merrick in connection with settling the MSC Cruise Lines matter as more fully described below. These reserves are recorded in Other Assets. On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $1.98 million. The Company does not believe it has a responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of June 30, 2014.

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

On August 23, 2013, the Company received notice that JPMS was a party in a lawsuit brought by MSC Cruise Lines, a former customer. Merrick Bank Corporation (“Merrick”) is a co-defendant in the lawsuit. MSC Cruise Lines is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. The Company reached a settlement on the matter on July 31, 2014. Accordingly, the Company has recorded a charge of $491,000 for the six months ended June 30, 2014, representing the settlement to MSC Cruise Lines and certain legal fees claimed by Merrick in connection with settling the suit. An accrual of $312,500 for any potential loss related to this matter remains as of June 30, 2014, to be deducted from the Merrick reserve account recorded in other assets as described above.

In December 2013 the Company settled a lawsuit with M&A Ventures in which it agreed to pay $400,000, with $100,000 to be paid in 2013 and the reminder in installments throughout 2014. The Company recorded the $400,000 settlement within SG&A expense for the three months ended December 31, 2013 with a remaining liability of $225,000 at June 30, 2014.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue, The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter as of June 30, 2014.

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

On June 7, 2013, the Company also issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2014, as extended, and bears interest at an annual rate of 4% with interest expense of $5,476 and $1,293 of interest expense was recorded for the three months ended June 30, 2014 and 2013, respectively, and $10,454 and $1,293 of interest expense was recorded for the six months ended June 30, 2014 and 2013, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is currently approximately $41,750 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $129,000 and $122,000 for the three months ended June 30, 2014 and 2013, respectively, and $258,000 and $242,450 for the six months ended June 30, 2014 and 2013, respectively.

JetPay Payroll Services shares office space and related facilities with Serfass & Cremia, LLC, and the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $8,216 for each of the three months ended June 30, 2014 and 2013, respectively, and $16,432 for each of the six months ended June 30, 2014 and 2013, respectively. The cost sharing agreement is terminable by any party with a 90 day notice.

JetPay Payment Processing retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $9,000 for each of the three months ended June 30, 2014 and 2013, and $18,000 for each of the six months ended June 30, 2014 and 2013.

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

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $29,466 for both the three months ended June 30, 2014 and 2013, and $58,608 for both the six months ended June 30, 2014 and 2013. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with $69,000 of revenue earned from JetPay Solutions, LTD for the three and six months ended June 30, 2014.

On March 28, 2014, the Company entered into a Securities Purchase Agreement (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC award.

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

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within the JetPay Card Services division was not material through June 30, 2014, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the three months ended June 30, 2014
	Payment Service	Payroll Service	General/ Corporate	Total

Processing revenue	$4,687	$3,038	$1	$7,726
Cost of processing revenue	2,941	1,781	11	4,733
Selling, general and administrative expense	1,832	1,029	547	3,408
Segment (loss) profit	$(86)	$228	$(557)	$(415)

Property and equipment additions	$16	$29	$13	$58
Intangible assets and goodwill additions	$-	$-	$-	$-

	For the three months ended June 30, 2013
	Payment Service	Payroll Service	General/ Corporate	Total

Processing revenue	$4,374	$2,918	$-	$7,292
Cost of processing revenue	2,828	1,753	-	4,581
Selling, general and administrative expense	1,225	863	454	2,542
Segment profit (loss)	$321	$302	$(454)	$169

Property and equipment additions	$38	$20	$-	$58
Intangible assets and goodwill additions	$-	$-	$-	$-

	For the six months ended June 30, 2014
	Payment Service	Payroll Service	General/ Corporate	Total

Processing revenue	$9,290	$6,604	$1	$15,895
Cost of processing revenue	5,886	3,521	14	9,421
Selling, general and administrative expense	2,828	2,030	1,325	6,183
Segment profit (loss)	$576	$1,053	$(1,338)	$291

Total property and equipment	$458	$614	$14	$1,086
Property and equipment additions	$56	$73	$13	$142
Intangible assets and goodwill	$33,442	$19,415	$-	$52,857
Intangible assets and goodwill additions	$-	$-	$-	$-
Total segment assets	$54,828	$70,662	$2,155	$127,645

	For the six months ended June 30, 2013
	Payment Service	Payroll Service	General/ Corporate	Total

Processing revenue	$8,625	$6,356	$-	$14,981
Cost of processing revenue	5,306	3,459	-	8,765
Selling, general and administrative expense	2,212	1,753	1,030	4,995
Segment profit (loss)	$1,107	$1,144	$(1,030)	$1,221

Total property and equipment	$615	$738	$3	$1,356
Property and equipment additions	$67	$104	$3	$174
Intangible assets and goodwill	$34,340	$20,536	$-	$54,876
Intangible assets and goodwill additions	$-	$-	$-	$-
Total segment assets	$51,833	$68,920	$3,448	$124,201

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

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay, LLC (“JetPay Payments Services”) and AD Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012.

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

Our overall business strategy is to provide payment processing services to small to medium-sized businesses with a high percentage of our revenues consisting of recurring revenues and strong margins with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at both JetPay Payment Services and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, such as our recently launched Card Services division in the fourth quarter of 2013, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our acquisition strategy is focused on identifying small to medium-sized companies that either provides services similar to ours or services that expand our product and service offerings and/or our geographic reach. To implement this strategy, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, Independent Sales Organizations or ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations.  Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services and JetPay Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative costs.

JetPay Payment Services

Revenues

JetPay Payment Services revenues fall into two categories: transaction processing revenue and merchant discount revenue. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants that we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay Payment Services’ discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as, pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay Payment Services’ merchant count and/or growth in the same store transaction volume will also drive JetPay Payment Services’ processing revenue growth. Revenues are recorded at the time service is provided.

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

Expenses

JetPay Payroll Services’ most significant cost of processing is its payroll and related expenses and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. JetPay Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table represents a comparison of the results of our operations for the three month period ended June 30, 2014 as compared to June 30, 2013 (in thousands):

	For the Three Months Ended June 30, 2014
	Consolidated	Corporate	Payroll Services	Payment Services
Processing revenues	$7,726	$1	$3,038	$4,687
Cost of processing revenues	4,733	11	1,781	2,941
Gross profit	2,993	(10)	1,257	1,746
Selling, general, and administrative expenses	3,408	547	1,029	1,832
Change in fair value of contingent consideration liability	(8)	(8)	-	-
Amortization of intangibles	560	-	280	280
Depreciation	103	1	61	41
Operating loss	(1,070)	(550)	(113)	(407)
Interest expense	409	334	75	-
Amortization of deferred financing, debt discounts, and conversion options	952	952	-	-
Change in fair value of derivative Liability	(110)	(110)	-	-
Other (income) expense	(2)	-	-	(2)
Loss before taxes	(2,319)	(1,726)	(188)	(405)
Income tax expense	52	-	20	32
Net loss	$(2,371)	$(1,726)	$(208)	$(437)
Accretion of convertible preferred stock	(538)	(538)	-	-
Net loss applicable to common stockholders	$(2,909)	$(2,264)	$(208)	$(437)

	For the Three Months Ended June 30, 2013
	Consolidated	Corporate	Payroll Services	Payment Services
Processing revenues	$7,292	$-	$2,918	$4,374
Cost of processing revenues	4,581	-	1,753	2,828
Gross profit	2,711	-	1,165	1,546
Selling, general, and administrative expenses	2,542	454	863	1,225
Change in fair value of contingent consideration liability	(130)	(130)	-	-
Amortization of intangibles	560	-	280	280
Depreciation	103	-	54	49
Operating loss	(364)	(324)	(32)	(8)
Interest expense	556	330	84	142
Amortization of deferred financing, debt discounts, and conversion options	956	844	-	112
Change in fair value of derivative Liability	(255)	(250)	-	(5)
Other (income) expense	-	-	-	-
Loss before taxes	(1,621)	(1,248)	(116)	(257)
Income tax expense	31	4	-	27
Net loss	$(1,652)	$(1,252)	$(116)	$(284)

Revenues

Revenues were $7.73 million and $7.29 million for the three months ended June 30, 2014 and 2013, respectively. Of the $7.73 million of revenues for the three months ended June 30, 2014, $3.04 million, or 39%, was generated from our Payroll Services operations and $4.69 million, or 61%, from our Payment Services operations. Of the $7.29 million of revenues for the three months ended June 30, 2013, $2.92 million, or 40%, was generated from our Payroll Services operations and $4.37 million, or 60%, from our Payment Services operations. Overall revenues increased $434,000, or 6%, in 2014 as compared to 2013. JetPay Payroll Services revenues increased $120,000, or 4.1%, for the three months ended June 30, 2014 as compared to the same period in 2013. This increase was largely attributable to a 3% rate increase implemented in the second quarter of 2013 combined with net growth in volume of payroll and related payroll taxes processed. JetPay’s Payment Services reported revenues increased $313,000, or 7.2%, for the three months ended June 30, 2014 as compared to the same period in 2013. As previously noted, JetPay Payment Services transferred the majority of its processing and clearing to a new sponsoring bank in June 2013, which resulted in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which increased cost of processing revenues by approximately $572,000 for the three months ended June 30, 2014. Excluding this change in reporting revenues in 2014, Payment Services’ revenues decreased approximately $259,400, or 5.9%, for the three months ended June 30, 2014 as compared to the same period in 2013. The most significant decrease was within our JetPay, LLC processing and clearing business, which decreased by $405,300, or 223%, as a result of the loss of a large processing customer. This loss was partially offset by an increase in revenues from one of our larger internet customers. JetPay ISO business increased by $33,200, or 1.9%, as a result of growth in several new ISO relationships, but was partially offset by the loss of several large ISO relationships. JetPay, LLC’s direct merchant services revenue also increased by $112,700, or 7.1%, due to new customer additions and growth in revenue within several large existing merchants.

Cost of Revenues

Cost of revenues were $4.73 million, or 61.3% of revenues, and $4.58 million, or 62.8% of revenues, for the three months ended June 30, 2014 and 2013, respectively. Of the $4.73 million cost of revenues for the three months ended June 30, 2014, $1.78 million related to our Payroll Services operations and $2.94 million related to our Payment Services operations. Of the $4.58 million for the three months ended June 30, 2013, $1.75 million related to our Payroll Services operations and $2.83 million related to our Payment Services operations. The cost of revenues within our Payroll Services operations increased $28,000. This amount represented a decrease as a percentage of revenues from 60.1% in 2013 to 58.6% in 2014 as a result of the previously noted increase in revenues and controlled operating costs. The effect was an increase in gross profit margin within the Payroll Services division from 39.9% in 2013 to 41.4% in 2014. The cost of revenues within the Payment Services division, excluding the $572,000 gross up in cost of revenues in 2014 relating to the change in reporting revenues discuss above, decreased from $2.83 million, or 64.7% of revenues, in the second quarter of 2013 to $2.37 million, or 57.6% of revenues in the second quarter of 2014, a decrease of $459,000 or 16.2%. The decrease in cost of processing revenues in 2014 was largely a result of an approximate $400,000 decrease in processing costs attributable to the loss of a large processing customer in 2013 and an approximate $14,000 reduction in chargeback losses in 2014 as compared to 2013. Overall gross profit margin as reported within the Payment Services division increased from 35.3% in the second quarter of 2013 to 37.3% in the same period in 2014 largely as a result of the increase in more profitable direct merchant processing revenue and the reporting of revenues and certain direct costs on a gross basis in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $3.41 million, or 44.1% of revenues, for the three months ended June 30, 2014 as compared to $2.54 million, or 34.9% of revenues, for the same period in 2013. SG&A expense within the Payroll Services division increased from $863,000 in the second quarter of 2013 to $1.03 million in the same period of 2014, an increase of approximately $166,000 or 19.2%, largely due to an increase in payroll costs as we added additional professionals to our technology, customer service, and sales functions to help develop new products and services and execute our revenue growth strategies. SG&A expense within the Payment Services division increased from $1.23 million, or 28.0% of revenues, in the second quarter of 2013 to $1.83 million, or 39.1% of revenues, in the same period of 2014, an increase of $607,000. This increase was largely the result of a $460,000 charge related to a legal settlement, a $237,000 loss on the disposal of a fixed asset, an increase in sales staff to attract new business, and the addition of professionals in its technology area to enhance customer service through advances in technology platforms, all partially offset by a $447,000 decrease in legal fees. Additionally, we incurred corporate SG&A expenses of $547,000, including $112,000 of start-up expenses relating to our new Card Services division, for the three months ended June 30, 2014, and $454,000 for the same period in 2013. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relation and other public company costs, and general corporate operating expenses. The professional fees included accounting, tax and valuation service fees related to our quarterly financial statement reviews as well as legal and other service fees related to filing of various SEC filings, including our 2013 filed registration statement and related amendments, our annual proxy filing and annual meeting costs, and the cost incurred in defending our position regarding the previously mentioned EarlyBirdCapital dispute. Excluding the Card Services division’s SG&A expenses in 2014, SG&A expenses remained consistent between years with a slight increase in salaries with the addition of several corporate staff in the second quarter of 2013, offset by a reduction in legal and accounting fees that were higher in 2013, our first year of operations after our initial acquisitions. SG&A expenses for the three months ended June 30, 2014 also includes non-cash stock-based compensation expense of $88,100 which was not present in the same period in 2013. The SG&A expenses of the Payroll Services operations and the Payment Services operations includes $90,000 and $120,000 of corporate allocated costs, respectively, with an offsetting reduction in corporate SG&A expenses of $210,000 for both the three months ended June 30, 2014 and 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table represents a comparison of the results of our operations for the six month period ended June 30, 2014 as compared to June 30, 2013 (in thousands):

	For the Six Months Ended June 30, 2014
	Consolidated	Corporate	Payroll Services	Payment Services
Processing revenues	$15,895	$1	$6,604	$9,290
Cost of processing revenues	9,421	14	3,521	5,886
Gross profit	6,474	(13)	3,083	3,404
Selling, general, and administrative expenses	6,183	1,325	2,030	2,828
Change in fair value of contingent consideration liability	(8)	(8)	-	-
Amortization of intangibles	1,120	-	560	560
Depreciation	206	1	124	81
Operating income (loss)	(1,027)	(1,331)	369	(65)
Interest expense	815	663	151	1
Amortization of deferred financing, debt discounts, and conversion options	1,875	1,875	-	-
Change in fair value of derivative Liability	(60)	(60)	-	-
Other (income) expense	(4)	(2)	(2)	-
(Loss) income before taxes	(3,653)	(3,807)	220	(66)
Income tax expense	104	-	40	64
Net (loss) income	$(3,757)	$(3,807)	$180	$(130)
Accretion of convertible preferred stock	(1,047)	(1,047)	-	-
Net (loss) income applicable to common stockholders	$(4,804)	$(4,854)	$180	$(130)

	For the Six Months Ended June 30, 2013
	Consolidated	Corporate	Payroll Services	Payment Services
Processing revenues	$14,981	$-	$6,356	$8,625
Cost of processing revenues	8,765	-	3,459	5,306
Gross profit	6,216	-	2,897	3,319
Selling, general, and administrative expenses	4,995	1,030	1,753	2,212
Change in fair value of contingent consideration liability	(580)	(580)	-	-
Amortization of intangibles	1,120	-	561	559
Depreciation	199	-	101	98
Operating income (loss)	482	(450)	482	450
Interest expense	1,121	655	176	290
Amortization of deferred financing, debt discounts, and conversion options	1,731	1,663	-	68
Change in fair value of derivative Liability	(1,660)	(1,340)	-	(320)
Other (income) expense	(1)	-	(1)	-
(Loss) income before taxes	(709)	(1,428)	307	412
Income tax expense	58	4	-	54
Net (loss) income	$(767)	$(1,432)	$307	$358

Revenues

Revenues were $15.90 million and $14.98 million for the six months ended June 30, 2014 and 2013, respectively. Of the $15.90 million of revenues for the six months ended June 30, 2014, $6.60 million, or 42%, was generated from our Payroll Services operations and $9.29 million, or 58%, from our Payment Services operations. Of the $14.98 million of revenues for the six months ended June 30, 2013, $6.36 million, or 42%, was generated from our Payroll Services operations and $8.63 million, or 58%, from our Payment Services operations. Overall revenues increased $914,000, or 6%, in 2014 as compared to 2013. JetPay Payroll Services revenues increased $248,000, or 3.9%, for the six months ended June 30, 2014 as compared to the same period in 2013. This increase is directly related to a 3% rate increase implemented in the second quarter of 2013 combined with net growth in volume of payroll and related payroll taxes processed. JetPay’s Payment Services reported revenues increased $665,000, or 7.7%, for the six months ended June 30, 2014 as compared to the same period in 2013. As previously noted, JetPay Payment Services transferred the majority of its processing and clearing to a new sponsoring bank in June 2013 resulting in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which increased cost of processing revenues by approximately $1.54 million for the six months ended June 30, 2014. Excluding this change in reporting revenues in 2014, payment services revenues decreased approximately $874,300, or 10.1%, for the six months ended June 30, 2014 as compared to the same period in 2013. The most significant decrease was within our JetPay, LLC processing and clearing business, which decreased by $818,900, or 40.7%, as a result of the loss of a large processing customer, partially offset by an increase in revenues from one of our larger internet customers. We also experienced a decrease in our JetPay ISO business, which decreased by $347,700, or 9.8%, as a result of the loss of several large ISO relationships. JetPay, LLC’s direct merchant services revenue increased by $292,300, or 9.6%, due to new customer additions and growth in revenue within several large existing merchants.

Cost of Revenues

Cost of revenues were $9.42 million, or 59.3% of revenues, and $8.77 million, or 58.5% of revenues, for the six months ended June 30, 2014 and 2013, respectively. Of the $9.42 million cost of revenues for the six months ended June 30, 2014, $3.52 million related to our Payroll Services operations and $5.89 million related to our Payment Services operations. Of the $8.77 million for the six months ended June 30, 2013, $3.46 million related to our Payroll Services operations and $5.31 million related to our Payment Services operations. The cost of revenues within our Payroll Services operations increased $62,000. This amount represented a decrease as a percentage of revenues from 54.4% in 2013 to 53.3% in 2014 as a result of the previously noted increase in revenues and controlled operating costs. The effect was an increase in gross profit margin within the Payroll Services division from 45.6% in 2013 to 46.7% in 2014. The cost of revenues within the Payment Services division, excluding the $1.54 million gross up in cost of revenues in 2014 relating to the change in reporting revenues discuss above, decreased from $5.31 million, or 61.5% of revenues, in the first six months of 2013 to $4.35 million, or 56.1% of revenues in the first six months of 2014, a decrease of $960,000 or 18.1%. The decrease in cost of processing revenues in 2014 was largely a result of an approximate $770,000 decrease in processing cost attributable to the loss of a large processing customer in 2013, $69,200 reduction in ISO agent commissions related to the previously noted decrease in ISO revenues, and an approximate $25,000 reduction in chargeback expense in 2014 as compared to 2013. Overall gross profit margin as reported within the Payment Services division decreased from 38.5% in the second quarter of 2013 to 36.6% in the same period in 2014 largely as a result of the reduction in revenues and the reporting of revenues and certain direct costs on a gross basis in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $6.18 million, or 38.9% of revenues, for the six months ended June 30, 2014 as compared to $5.0 million, or 33.3% of revenues, for the same period in 2013. SG&A expense within the Payroll Services division increased from $1.75 million in the first six months of 2013 to $2.03 million in the same period of 2014, an increase of approximately $277,000 or 15.8%, largely due to an increase in payroll costs as we added additional professionals to our technology, customer service, and sales functions to help develop new products and services and execute our revenue growth strategies. SG&A expense within the Payment Services division increased from $2.21 million, or 25.6% of revenues, in the first six months of 2013 to $2.83 million, or 30.4% of revenues, in the same period of 2014, an increase of $616,000. This increase was largely the result of a $491,000 charge related to a legal settlement, a $237,000 loss on the disposal of a fixed asset, an increase in sales staff to attract new business, and the addition of professionals in its technology area to enhance customer service through advances in technology platforms, all partially offset by a $658,000 decrease in legal fees. Additionally, we incurred corporate SG&A expenses of $1.33 million, including $267,600 of start-up expenses relating to our new Card Services division, for the six months ended June 30, 2014, and $1.03 million for the same period in 2013. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relation and other public company costs, and general corporate operating expenses. The professional fees in 2013 also included other service fees related to filing of various SEC filings, including our 2013 filed registration statement and related amendments, and the cost incurred in defending our position regarding the previously mentioned EarlyBirdCapital dispute. Excluding the Card Services division’s SG&A expenses in 2014, SG&A expenses remained consistent between years with a slight increase in salaries with the addition of several corporate staff in the second quarter of 2013, offset by a reduction in legal and accounting fees that were higher in 2013, our first year of operations after our initial acquisitions. SG&A expenses for the six months ended June 30, 2014 also includes non-cash stock-based compensation expense of $168,400 which was not present in the same period in 2013. The SG&A expenses of the Payroll Services operations and the Payment Services operations includes $180,000 and $240,000 of corporate allocated costs, respectively, with an offsetting reduction in corporate SG&A expenses of $420,000 for both the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $4.1 million at June 30, 2014, excluding $170,000 of our cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $4.8 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payments Services’ former sponsor bank which is specifically related to the Direct Air matter described below. The Merrick Cash Reserve of $4.8 million and $5.04 million at June 30, 2014 and December 31, 2013, respectively, are recorded as non-current assets under the caption “Other Assets”. Also See Item 1. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 34% at both June 30, 2014 and December 31, 2013. As of June 30, 2014, we had negative working capital, excluding funds held for clients and client funds obligations, of approximately $15.5 million, which includes the fair value of deferred consideration payable to the ADC stockholders of $1.86 million, and the $10 million Notes which mature December 31, 2014.

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimbursing EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision. As previously reported, the Company accrued $2,136,000 relating to this matter as of December 31, 2012. During the fourth quarter of 2013, the Company recorded an additional accrual to SG&A expenses of $675,000 for legal fees and interest costs awarded to EBC as part of the ICDR’s award to EBC. We funded a portion of the $2.8 million liability to EarlyBirdCapital with our current cash and cash equivalents and from the sale of common stock at a price of $3.00 per share to Bipin C. Shah, our Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of our Payroll Services operations, in a private placement for an aggregate of $1.0 million and the sale of $1.4 Million of our Series A Preferred to Flexpoint.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, and an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million. We have an agreement to potentially sell an additional $28.6 million of Series A Preferred to Flexpoint. This additional $28.6 million, if sold, will be used to repay the $10 million secured convertible notes maturing in December 2014 if such notes are not converted into common stock, and as partial consideration for future acquisitions. Additionally, we will require approximately $2.3 million to cover our interest and principal payments for the twelve months ending June 30, 2015, excluding the $10 million Notes mentioned above maturing on December 31, 2014, a $492,000 promissory note to a related party maturing on September 30, 2104, and extended, and the $2.0 million deferred consideration payable on December 28, 2014 to the ADC stockholders.

In addition to the Flexpoint purchase of Series A Preferred, on May 5, 2014, the Company issued 2,565 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”), par value $0.001, to Ithan Creek Master Investors (Cayman) L.P. (“Wellington”) for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014. Under this agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred for an aggregate purchase price of up to $2.7 million. The proceeds of the initial $769,500 investment will be used for general corporate purposes. Additionally, Wellington will have the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint in the future.

Capital expenditures were $58,000 and $57,900 for the three months ended June 30, 2014 and 2013, respectively, and $142,000 and $173,800 for the six months ended June 30, 2014 and 2013, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $75,000 to $100,000 for the remainder of 2014, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements. In 2013, a portion of our 2013 cash flow was retained by Merrick and is currently being held in a reserve account controlled by Merrick, JetPay Payments Services’ former sponsor bank as a result of the Direct Air chargeback matter, described above. At June 30, 2014, total cash reserves held by Merrick related to the Direct Air matter were approximately $4.8 million. While we continue to defend the potential obligation related to the chargeback claims there can be no assurance as to the timing of this cash reserve release. In May 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, which allowed JetPay Payments Services to utilize its full monthly cash flow. As partial protection against any potential liability regarding the Direct Air matter, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay Payments Services purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties, If JetPay Payments Services suffers any liability to Merrick as a result of the Direct Air matter; these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay Payments Services is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. See Item 1. Legal Proceedings.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or new business initiatives and to satisfy our 2014 debt service requirements, we will need to raise additional capital through loans or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans.

Debt Capitalization and Other Financing Arrangements

At June 30, 2014, we had borrowings of approximately $18.8 million, net of an unamortized discount of $575,262 related to a conversion option classified as a derivative liability with respect to the $10.0 million note described below. Borrowings are also net of unamortized valuation discounts totaling $630,826 at June 30, 2014 relating to the WLES note described below. We had a letter of credit outstanding at June 30, 2014, of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at June 30, 2014 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

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

 On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank, or Metro, as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We are in compliance with the covenant requirements as of June 30, 2014.

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

In connection with the closing of the Completed Transactions, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt, dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum. The note is due in full on December 31, 2017. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

At December 28, 2012, in connection with securing certain debt financing to consummate the Completed Transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 relates to certain of our founding stockholders agreeing to sell at cost 832,698 shares of Common Stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (“SAB”) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4,370,000 stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million term loan payable to Metro Bank, we incurred and recorded $23,000 of deferred financing costs. Unamortized deferred financing costs were $1.2 million at June 30, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2014, excluding fair value and conversion option debt discounts as described in Note 7. Long-Term Debt and Notes Payable (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt and capital lease obligation (1)	$20,047	$11,834	$2,670	$4,903	$640
Minimum operating lease payments	1,990	812	959	219	-
Total	$22,037	$12,646	$3,629	$5,122	$640

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (2)	$2,000	$2,000	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.0 million.
(2)	Outstanding letters of credit of $2.0 million represents a $1.9 million Letter of Credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash used in operating activities totaled $3.0 million for the six months ended June 30, 2014. Cash used in operating activities in this period was primarily due to a net loss of $3.8 million combined with a decrease in accounts payable and accrued expenses of $3.3 million. This decrease in cash was partially offset by non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $3.0 million and a decrease in accounts receivable by $769,000.

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

Investing Activities. Cash used in investing activities totaled $15.7 million for the six months ended June 30, 2014, including an increase of $15.6 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $142,000.

Cash provided by investing activities totaled $362,000 for the six months ended June 30, 2013, including an increase of $1.4 million in restricted cash and equivalents held to satisfy client obligations, offset by $1.95 million of cash and cash equivalents released from trust to pay redeeming stockholders.

Financing Activities. Cash provided by financing activities totaled $18.1 million for the six months ended June 30, 2014, which includes a $15.6 million increase in client fund obligations, an increase of $2.1 million from the sale of preferred stock, and an increase of $1.0 million from the sale of common stock, all partially offset by $657,000 of cash used for routine payments on long-term debt.

Cash used in financing activities totaled $604,000 for the six months ended June 30, 2013, which includes a $1.4 million increase in client fund obligations and proceeds from shareholder notes payable of $552,000, partially offset by $1.95 million of trust funds used to pay redeeming stockholders and $734,000 of cash used for routine payments on long-term debt.

Seasonality

JetPay, LLC’s revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, JetPay, LLC experiences increased point of sale activity during the first and second quarters due to seasonal volumes of some merchants in JetPay, LLC’s portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay, LLC’s fiscal year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ending June 30, 2014 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On January 16, 2013, the Company received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2,070,000 and reimburse EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2,070,000 plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “Award”). As previously reported, the Company accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the Award. In order to satisfy a portion of the Award, the Company entered into a Securities Purchase Agreement on March 28, 2014 (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. See Note 8. Redeemable Convertible Preferred Stock. The Company used the proceeds from the sale of common stock, the proceeds from the Closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy its obligations to EBC.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations. Under U.S. Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an Escrow Account in a bank under a U.S. Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such U.S. Department of Transportation Escrow Account held at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s Bankruptcy Trustee, there should have been in excess of $31 million in the Escrow Account, and instead there was approximately $1 million at the time of Direct Air’s bankruptcy filing. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess $25 million. The chargeback loss is insured through a Chartis Insurance Policy for chargeback loss that names Merrick as the primary insured. The policy has a limit of $25 million. The deductible for the policy is $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC is obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. In 2012, JetPay, LLC recorded a loss for all chargebacks in excess of the $25 million, a $250,000 deductible on a related insurance policy, and $487,100 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, all totaling $1,947,000. Additionally, legal fees totaling $597,000 were charged against JetPay, LLC’s cash reserve account by Merrick during the six months ending June 30, 2013. In December, 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as Escrow Agent. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a Forbearance Agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.8 million of total reserves related to the Direct Air matter as of June 30, 2014. The cash reserve balance was reduced by approximately $246,000 during the six months ended June 30, 2014 for legal fees claimed and deducted from the reserve by Merrick in connection with settling the MSC Cruise Lines matter as more fully described below. These reserves are recorded in Other Assets. On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $1.98 million. The Company does not believe it has a responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of June 30, 2014.

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

On August 23, 2013, the Company received notice that JPMS was a party in a lawsuit brought by MSC Cruise Lines, a former customer. Merrick Bank Corporation (“Merrick”) is a co-defendant in the lawsuit. MSC Cruise Lines is claiming approximately $2 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. The Company reached a settlement on the matter on July 31, 2014. Accordingly, the Company has recorded a charge of $491,000 for the six months ended June 30, 2014, representing the settlement to MSC Cruise Lines and certain legal fees claimed by Merrick in connection with settling the suit. An accrual of $312,500 for any potential loss related to this matter remains as of June 30, 2014, to be deducted from the Merrick reserve account recorded in other assets as described above.

In December 2013 the Company settled a lawsuit with M&A Ventures in which it agreed to pay $400,000, with $100,000 to be paid in 2013 and the reminder in installments throughout 2014. The Company recorded the $400,000 settlement within SG&A expense for the three months ended December 31, 2013 with a remaining liability of $225,000 at June 30, 2014.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue, The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into the Common Stock SPA with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Based upon certain representations Messrs. Shah and Antich made in the Common Stock SPA, the issuance of the Common Stock was consummated in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

3.1	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014).
3.2	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014).
4.1	Securities Purchase Agreement, dated as of May 1, 2014, by and between the Company and Wellington (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

DATE:  August 13, 2014

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

