Form 10-K
period 2014-12-31
JetPay Corp
filed 2015-03-25
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities Registered Pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐  NO ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $15.5 million based on the number of shares held by non-affiliates as of June 30, 2014, and the last reported sale price of the registrant’s common stock on June 30, 2014.

As of March 20, 2015, the latest practicable date, 13,863,823 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “JetPay,” “us,” “we” and “our” refer to JetPay Corporation and each of its subsidiaries on a consolidated basis.

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

PART I.

Item 1. Business

Introduction

We are a provider of payment services – debit and credit card processing, payroll, and card services to businesses and their employees throughout the United States. We provide these services through three wholly-owned subsidiaries, JetPay, LLC, currently doing business as JetPay Payment Services ( “JetPay Payment Services”); ACI Merchant Systems, LLC, currently doing business as JetPay Strategic Partners (“ACI” or “JetPay Strategic Partners”), an independent sales organization specializing in relationships with banks, credit unions, and other financial institutions, as well as industry association relationships, both of which provide debit and credit processing and Automated Clearing House (“ACH”) payment services to small and medium-sized businesses, as well as large entities who process internet transactions and recurring billings; AD Computer Corporation (“ADC” or “JetPay Payroll Services”), which provides payroll, tax filing, and related services to small and medium-sized employers; and JetPay Card Services, a division of JetPay Corporation, which is focused on providing low-cost money management and payment services to individuals, including un-banked and under-banked employees of our business customers through our MAC Money Access VISA® prepaid card. Our principal executive offices are located at 1175 Lancaster Avenue, Suite 200, Berwyn, PA 19312, and our telephone number is (484) 324-7980. Our website is located at www.jetpay.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Annual Report on Form 10-K.

Prior to December 28, 2012, we were a blank check corporation organized under the laws of Delaware on November 12, 2010 as Universal Business Payment Solutions Acquisition Corporation. Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to JetPay Corporation with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013.  On December 28, 2012, we completed the acquisitions of ADC and JetPay, LLC, which we refer to herein as the “Completed Transactions”.

On November 7, 2014, we, ACI, Michael Collester and Cathy Smith, entered into a Unit Purchase Agreement (the “ ACI Unit Purchase Agreement”), pursuant to which the Company acquired all of the outstanding equity interests of ACI from Michael Collester and Cathy Smith in exchange for consideration in the form of cash and our common stock. ACI operates within our JetPay Payment Processing Segment and will be a strategic partner in our cross selling efforts with our JetPay Payroll Segment and our Card Services operation.

JetPay Payment Services Business

Company Background and History

JetPay, LLC, currently doing business as JetPay Payment Services, and ACI, currently doing business as JetPay Strategic Partners, operate within our JetPay Payment Processing Segment. JetPay, LLC was formed as a Texas Limited Liability Company as Transactional Technologies, LLC in January, 2001. A related company, Standard Payments, LLC was formed as a Texas limited liability company in January, 2001. A third related entity, JetPay ISO Services, LLC was formed as a Texas limited liability company in May, 2005. In 2005, Transactional Technologies changed its name to JetPay, LLC, and in February, 2006, Standard Payments changed its name to JetPay Merchant Services, LLC (“JetPay Merchant Services”). JetPay, LLC provides ACH, and debit and credit card “processing-only” services directly to merchants and Independent Sales Organizations (“ISOs”). JetPay Merchant Services provides full debit and credit card acceptance services to merchants, while JetPay ISO provides full merchant services to independent sales agents and ISOs, Value Added Resellers (“VARs”), and Independent Software Vendors (“ISVs”). In 2010 all three entities came under common ownership, and are referred to herein as a single entity, JetPay, LLC. JetPay, LLC is a leading end-to-end processor of credit and debit card payment transactions. JetPay, LLC provides debit, credit, and ACH processing services directly to retailers, service providers, and banks, and on a wholesale basis to ISOs, VARs, and ISVs. JetPay, LLC is one of fewer than approximately 30 United States processors that connect directly to the card networks (e.g. Visa and MasterCard) and provide end-to-end processing. JetPay, LLC provides cost-effective, customized solutions to its customers.

ACI was formed as a Pennsylvania limited liability company in April 2004. ACI is an independent sales organization specializing in strategic partnerships and relationships with banks, credit unions, and other financial institutions, as well as industry association relationships. ACI was founded by Michael Collester with the mission of creating a payment processing company focused on serving the needs of regional and community banks and credit unions and has become recognized as the premier Agent/Referral Financial Institution processing company in the Northeastern United States. The acquisition of ACI provides the Company with additional expertise in selling debit and credit card processing services into this channel, as well as a base operation to sell its payroll and related payroll tax processing and payment services to its clients. Additionally, ACI provides the Company the ability to cross-market its payroll payment services and its prepaid card services to ACI’s customer base.

JetPay Payment Services has a specific strength in Internet and Card-Not-Present transactions, a growing area in the industry. JetPay Payment Services had approximately $18.8 million in revenue in 2014 and approximately 5,600 end-use customers. JetPay Payment Services’ principal executive offices are located at 3361 Boyington Drive, Suite 180, Carrollton, Texas, 75006, and its telephone number is (972) 503-8900. ACI, currently doing business as JetPay Strategic Partners, had approximately $6.5 million in revenue on a pro forma basis in 2014, including the revenue prior to the November 7, 2014 acquisition, and approximately 4,250 end-use customers. JetPay Strategic Partners’ principal executive offices are located at 136 East Watson Avenue, Langhorne, PA, 19047, and its telephone number is (215) 741-6970. JetPay, LLC and ACI on a combined basis represents over $25 million in annual revenues and approximately 9,850 end-use customers.

JetPay Payment Services and JetPay Strategic Partners provide a wide array of transaction processing services:

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

JetPay Payment Services, along with JetPay Strategic Partners, is an expert in providing point of sale, or POS, software applications and systems integration, data networking, communications technologies, the card association’s (e.g., MasterCard, Visa, Discover, etc.) operating regulations and all other areas of concern that impact the nation’s bankcard merchants. It advises on and delivers the optimal payments acceptance solution to customers in all types of industries, including but not limited to, retailers, restaurants, travel companies, lodging providers, supermarkets, c-stores and e-commerce providers.

JetPay Payment Services and JetPay Strategic Partners can interface with its customers using virtually any device or access point in the market, including but not limited to the following:

•	Electronic terminals;
•	PCs;
•	Electronic cash registers;
•	POS systems;
•	Internet gateways;
•	Merchant host interfaces; and
•	Mobile devices.

Geographical Financial Information

While JetPay, LLC is headquartered in Carrollton, Texas and ACI is headquartered in Langhorne, Pennsylvania, our primary business is national in scope, and we processes transactions for customers throughout the United States. We also process transactions internationally for a limited number of customers.

Marketing and Sales

JetPay Payment Services and JetPay Strategic Partners retain a combined marketing and sales force. We sell directly to the majority of our merchant and processing customers, as well as to our ISO, VAR, and ISV customers. Our direct sales force focuses on select verticals where we have a significant technology advantage, including internet retailers, recurring billers, VARs, technology servicers, travel companies, and others. We also receive significant referral opportunities.

JetPay Payment Services’ and JetPay Strategic Partners’ marketing efforts involve:

•	Print advertising in trade and consumer publications;
•	Internet advertising, including viral and social network marketing campaigns;
•	Trade show exhibits; and
•	Bulletins featuring new products and product features.

Independent Sales Organizations

JetPay Payment Services combined with JetPay Strategic Partners has approximately 185 ISOs, VARs, ISVs, financial institutions, referral partners and agent customers who sell on its behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, government organizations, and others. These ISOs, VARs, ISVs, and financial institutions have more than approximately 7,850 merchants on JetPay Payment Services’ system.

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

The industry has approximately 3,000 ISOs; however, there are less than 30 companies that actually process the transactions directly to the networks (i.e. Visa, MasterCard, Discover, American Express), which include generating the authorization, clearing the transaction, and settling the funds to the merchant. Of the few transaction processors, fewer actually handle both the front-end and back-end functions. Front-end processors do the authorization in real-time and back-end processors do the clearing to the card issuers and settlement to merchants every day. JetPay Payment Services’ processing systems handles both front-end and back-end processing, which gives us a competitive advantage over other ISOs that must purchase these services from a company like ours.

The barrier to entry to produce a new processing system is high. The time and investment to develop and implement a processing system is very significant and once the system is functional it has an immediate cost that takes millions of transactions a month to break even.

Many companies in the merchant acquiring market see a large income rise during the holiday shopping period. Due to a large amount of recurring payment merchants in its portfolio, we do not see a large spike in income during this period. However, we do see a small income increase in February and March and the summer months as a result of some of our travel and other seasonal resort merchants having seasonal spikes.

Intellectual Property

JetPay, LLC has U.S. federal registrations for the following trademarks: JetPay, LLC, JetPay Merchant Services, JetPay ISO Services, ETicket2Ecommerce, ETicket to Ecommerce, Standard Payments and Transactional Technologies. JetPay, LLC has the following registered domain names: jetpaypayments.com, jetpaypayments.net, jetpaysolutions.com, and jetpaysolutions.net.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We believe our trademarks have value in the marketing of our products. It is our policy to protect and defend our trademark rights.

Material Customers

JetPay Payment Services’ two largest customers represented 18.8% and 9.5% individually, or 28.3% combined of its total revenues of $18.8 million for the year ended December 31, 2014. Loss of either of these customers could have a material adverse effect on the results of operations of JetPay Payment Services and the Company.

JetPay Card Services Business

Background

The founders of JetPay oversaw the development of general purpose prepaid cards in the United States. Having observed the development of these products, we believe that there remain a large number of consumers in the United States who are not being well served by their financial provider. We designed and launched the MAC Prepaid Visa Card in 2013. This card is designed to provide a low-cost alternative to both consumers who currently rely on paper checks for their funds (whether payroll, disability, annuity, or other payment), as well as those who, as a result of banks’ reaction to the Durbin Amendment, have increased fees and charges for low-balance checking accounts.

Marketing and Sales

We believe that our JetPay Payroll Services and JetPay Strategic Partners operations provide a natural distribution system to consumers and others who may have an interest in our product. We also believe that our ISO / VAR / ISV and financial institution distribution channel within our JetPay Payment Services division provides us a significant opportunity to reach thousands of other small businesses and their consumers.

Intellectual Property

JetPay Card Services, through JetPay Corporation, has the following registered domain names: jetpaycard.com, jetpaycard.net, jetpaycards.com, jetpaycards.net, jetpaycardservices.com, and jetpaycardservices.net.

Competition

We face significant competition in this business. Large national card issuers, including Green Dot and NetSpend are larger, have significant distribution systems, and have more financial resources than JetPay. Many financial institutions, including J.P. Morgan Chase, Wells Fargo, American Express, and others have launched similar products, and have an advantage because they own a large numbers of ATMs.

JetPay Payroll Services Business

Company History

ADC was formed in Bethlehem, PA in April, 1970. ADC began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit to customers in and around Allentown, Bethlehem and Easton, Pennsylvania (the “Lehigh Valley”). In 1990, ADC added the services of collecting and filing payroll taxes with the development of Payroll Tax Filing Services (“PTFS”). ADC and PTFS, currently doing business as JetPay Payroll Services, have a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. JetPay Payroll Services currently has approximately 5,000 customers and $13.8 million in revenues for the year ended December 31, 2014, as well as an average of $50.0 million in client-held funds with respect to average monthly payroll tax filings. C. Nicholas Antich founded ADC and, along with a partner, founded PTFS. JetPay Payroll Services’ principal executive offices are located at 3939 West Drive, Center Valley, Pennsylvania 18034, and its telephone number is (610) 797-9500.

JetPay Payroll Services provides a wide array of payroll and human resource services, including, but not limited to:

•	Processing payroll;
•	Collecting and filing national, state, and local taxes;
•	Online payroll;
•	Paperless payroll;
•	Electronic Child Support and other deduction processing;
•	Time and labor management services;
•	Pay as you go workers compensation;
•	Human resources services;

•	401K administration;
•	Prepaid cards; and
•	Electronic, phone, fax, or paper payroll input.

JetPay Payroll Services has more than 40 years of experience in providing secure, on-time payroll processing services to its clients. It recognized the need for a secure system built on highly scalable architecture software that can interface with rapidly changing client requirements to provide competitive marketplace advantage. JetPay Payroll Services provides payroll and tax filing solutions that meet the requirements of customers who employ anywhere from one employee to those with thousands of employees through a flexible, multi-input interface that can accept paper, fax, web, or direct transmission of payroll information in a highly secure solution.

JetPay Payroll Services designs, builds and maintains all payroll software systems and tax depositing and filing software systems, without third-party involvement. There are four programming teams, one each for mainframe programming for its proprietary payroll system software, PC programming for its PC Input and HR applications, web programming for its JetPay WebPay and Employee Self-Serve platforms and tax filing programming for its proprietary Trust and Payroll Tax Depositing and Filing System and processing enhancements. These in-house programming teams allow for quick responses to statutory changes, and the ability to provide customized solutions for its clients.

Geographical Financial Information

JetPay Payroll Services’ focus to date has been in the Lehigh Valley and the Philadelphia suburbs and their surrounding areas. However, the company hired a national sales manager in 2013 and additional sales associates in 2013 and 2014 and is increasing its marking scope nationally. It has customers in 36 states, and processes payroll for employees in all 50 states.

Marketing and Sales

Marketing

JetPay Payroll Services retains its own marketing staff. Its marketing efforts include:

•	Print advertising in trade and business publications;
•	Internet advertising and select radio advertising;
•	Trade show exhibits; and
•	Bulletins featuring new products and product features.

Sales

JetPay Payroll Services’ sales team focuses its efforts in Lehigh Valley and the Philadelphia suburbs and their surrounding counties and sells directly to its customers. JetPay Payroll Services has also begun to market its payroll processing service nationally and increase its cross-selling efforts with the customers of sister divisions, JetPay Payment Services and JetPay Strategic Partners. A significant part of its sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

Intellectual Property

JetPay Payroll Services has U.S. federal registrations for the following service marks: 1-800-DO-MY-PAY and Your Payroll Experts. JetPay Payroll Services has the following registered domain names:1800domypay.com, adc0mputer.com, adcomputer.com, adcomputer.biz, adcomputer.info, adcomputer.net, adcomputer.org, adcomputer.us, adconputer.com, assurepayroll.com, domypay.com, domypay.us, yopurpayrollexperts.com, jetpaypayroll.com, jetpaypayroll.net, jetpayroll.com, payrolltaxsvc.com, payrolltaxsvc.info, payrolltaxsvc.net, payrolltaxsvcs.com, payrolltaxsvcs.net, workforcetoday.com, workforcetoday.biz, workforcetoday.net, workforcetoday.co, workforcetoday.info, and workforcetoday.org.

In general, service marks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. JetPay Payroll Services believes their service marks have value in the marketing of its services. It is its policy to protect and defend its service mark rights.

Competition

The payroll processing services industry is highly competitive, with services provided by outsourced providers like us, but also accounting firms and self-services options. Overall the industry operates in three sectors: large national full-service payroll providers, online self-service providers, and numerous much smaller national, regional, local and on-line providers. Large national payroll service firms such as ADP, Paychex, Paylocity, PayCom, Ceridian, and Intuit have a combined revenue market share of approximately 52%. JetPay Payroll Services competes with all three levels of payroll processing companies.

Competition in the payroll processing industry is primarily based on service responsiveness, accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax compliance, technology, service, and platform development challenges that they may lack the technical and financial resources to overcome. JetPay Payroll Services believes it is well-positioned to gain payroll customers from those challenged providers. Additionally, it believes its competitive position is enhanced through our ability to offer payment processing services to payroll customers and thus offer any integrated services suite, which will provide its customers with efficient and convenient options.

Regulation

The United States financial services industry is subject to extensive regulation. Many regulators, including federal and other governmental agencies and self-regulatory organizations, as well as state and provincial securities commissions, insurance regulators and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in censure, fine, the issuance of administrative orders, such as orders denying exemptions, cease-and-desist orders, prohibitions against engaging in some lines of business, suspension or termination of licenses or the suspension or expulsion of a dealer, broker-dealer, investment adviser or insurance distributor. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers, policy holders and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities.

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

Competition

Our overall business strategy is to provide payment services to businesses and their employees, especially businesses who require internet processing or processing of recurring billings. Our Payment Services, Card Services, and Payroll Services operations face significant competitors – these are described above under the Competition headings for each division. We also intend to acquire additional organizations within these markets, as well as companies that provide complementary or ancillary services. In identifying, evaluating and selecting these potential target businesses, we may encounter intense competition from other entities having a business objective similar to ours. We may be subject to competition from several entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses, including our obligation to seek stockholder approval of an acquisition under certain circumstances, which may delay the completion of a transaction.

Any of these factors may place us at a competitive disadvantage in successfully acquiring additional businesses. Our management believes, however, that our status as a public entity and our existing access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

Employees

As of March 20, 2015, we had approximately 199 employees, of which approximately 71 were in our JetPay Payment Processing Segment, all being full-time; 123 employed in our JetPay Payroll Services division, 92 of which are fulltime and 31 of which are part-time; one in our JetPay Card Services division and; four in our corporate accounting, finance, marketing, and investor relations, including three in executive management. None of our employees are covered by a collective bargaining agreement.

Available Information

We provide internet access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports through our Investor Relations section at www.jetpay.com. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either our site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, which they may bear. The public also may read and copy materials filed by JetPay with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Risk Factors Related to Our Business and Common Stock

Risks Related to Our Business and Our Common Stock

If we are unable to finance our business, we may need to seek capital at unfavorable terms and our stock price may decline as a result thereof.

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. While our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements, a portion of our monthly cash flow had been retained in a reserve account controlled by Merrick Bank Corporation (“Merrick”), JetPay, LLC’s former sponsor bank as a result of the Direct Air chargeback matter described herein. This practice ceased in June 2013 with the transfer of our processing bank relationship to Wells Fargo Bank. At December 31, 2014, total cash reserves held by Merrick related to the Direct Air matter were approximately $4.4 million. While we continue to defend the chargeback claims, there can be no assurance as to the timing of any release of these reserves.  As noted above, we entered into a contract and transitioned our processing to a new sponsoring bank, Wells Fargo Bank, in May of 2013. The reserve that our new bank requires, consisting of a $1.9 million letter of credit, allows JetPay, LLC to utilize its full monthly cash flow.  While we were successful in selling 91,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) to affiliates of Flexpoint Ford, LLC (“Flexpoint”) for an aggregate of $27.4 million, less certain expenses, and 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”) to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and have agreements with Flexpoint and Wellington to potentially sell an additional $12.6 million of Series A Preferred and $850,000 of Series A-1 Preferred, respectively upon satisfaction of certain conditions, we may need to secure additional borrowings and possible equity investments to continue to grow the company organically and through acquisitions.  There can be no assurance we will be able to continue to attract financing at favorable terms and our stock price may decline as a result thereof.  If we do not continue to secure additional capital, we may need to curtail our future growth plans.

The issuance of our Series A Preferred could result in a change of control.

On August 22, 2013, we entered into a Securities Purchase Agreement with Flexpoint, whereby we agreed to sell, subject to satisfaction of certain conditions, up to approximately 133,333 shares of Series A Preferred. If we were to issue all of the shares of the Series A Preferred, the approximately 133,333 shares of Series A Preferred would be convertible into 13,333,300 shares of our common stock. Assuming no additional common stock issuance; the conversion of Series A Preferred would constitute an approximate 48.2% cumulative voting percentage based on total cumulative voting rights underlying the Preferred Stock of 12,903,194 votes. The issuance to Flexpoint of all such shares could result in a change of control, as could any sale of all or a significant percentage of those shares to a person or group.

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

As a result of our acquisitions a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets together accounted for approximately 48% of the total assets on our balance sheet as of December 31, 2014. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

We compete with a variety of companies, some of which operate on an international basis. Some of these companies are larger and better capitalized than us. There are also few barriers for entry into many of our markets and thus above average profit margins will likely attract additional competitors. Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to offer superior products and services.

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

We are dependent upon a small number of individual employees, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals, including Bipin C. Shah, our Chairman and Chief Executive Officer, Trent Voigt, the CEO of JetPay, LLC, C. Nicholas Antich, the CEO of ADC, Michael Collester, the CEO of ACI, Peter Davidson, our Vice Chairman, Gregory Krzemien, our Chief Financial Officer, and Peter DuPre, our Chief Information Officer. We believe that our success depends on the continued service of these individuals. With the exception of Messrs Voigt, Antich, and Collester, we do not have employment agreements with any of these individuals. The loss of any of these individuals could have a detrimental effect on our Company.

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

Our business and reputation may be affected by security breaches and other disruptions to our information technology infrastructure, which could compromise our Company and customer information.

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

As of March 20, 2015, our directors and named executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 43.8% of the outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Risk Factors Related to JetPay Payment Services and JetPay Strategic Partners

JetPay Payment Services may face losses as a result of chargebacks with respect to Direct Air.

Direct Air, a customer of JetPay Payment Services, abruptly ceased operations on or about March 13, 2012. As a result, Merrick, JetPay Payment Services’ sponsor bank with respect to this particular merchant, has incurred chargebacks in excess of $25 million. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25 million and a deductible of $250,000. JetPay, LLC has already realized such losses with regards to the deductible, as well as all chargebacks in excess of $25 million in its fiscal year 2012. To the extent JetPay, LLC is unsuccessful in defending the chargebacks, the chargebacks are not covered by the insurance policy, or JetPay and Merrick are not able to recover under other legal activities, JetPay, LLC may have a liability to Merrick up to the extent of such incurred chargebacks. As partial protection against any potential losses, we required that, upon Closing, 3,333,333 shares of our common stock that was to be paid to WLES, L.P. as part of the JetPay, LLC purchase price, was to be placed into an escrow account with JPMorgan Chase as the trustee. WLES, L.P. maintains voting rights with respect to all such shares. We are parties to an escrow agreement for the trust with Merrick and WLES. If JetPay, LLC incurs any liability with respect to Merrick as a result of the Direct Air issue, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay, LLC liability.

JetPay Payment Services incurs liability when its merchants refuse or cannot reimburse it for chargebacks resolved in favor of its customers, fees, fines or other assessments it incurs from the payment networks. JetPay Payment Services cannot accurately anticipate these liabilities, which may adversely affect its business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns. If JetPay Payment Services is unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse JetPay Payment Services for a chargeback, JetPay Payment Services may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although JetPay Payment Services hired an experienced risk manager in 2013, JetPay Payment Services may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by merchants could have a materially adverse effect on its business, financial condition and results of operations.

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

Loss of key ISOs, VARs, ISVs, and financial institutions could reduce JetPay Payment Services’ and JetPay Strategic Partners’ revenue growth.

JetPay Payment Services’ and JetPay Strategic Partners’ ISO / VAR / ISV, and financial institution sales channel, which purchases and resells its end-to-end services to its own portfolio of merchant customers, is a strong contributor to its revenue growth. If an ISO / VAR / ISV, or financial institution switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the ISO / VAR / ISV, or financial institution and they risk losing existing merchants that were originally enrolled by the ISO / VAR / ISV, or financial institution, all of which could negatively affect its revenues and earnings.

If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our service could decline, reducing our revenues.

The electronic payment market in which we compete is subject to rapid and significant changes. This market is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including ecommerce services, the development of mobile phone payment applications, prepaid card offerings, and other new offerings emerging in the electronic payment industry. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In the electronic payments industry these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or obsolete, to our clients. In addition, the services we deliver are designed to process very complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure service or any performance issue that arises with a new service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in increased costs and/or we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients or do not perform as anticipated. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of, and access to new technologies. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected. Furthermore, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including ecommerce and mobile payment processing services that provide improved operating functionality and features to their existing service offerings. If successful, their development efforts could render our services less desirable to clients, resulting in the loss of clients or a reduction in the fees we could generate from our offerings.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues within our JetPay Payment Processing Segment have been strongest in our first and second quarters, and weakest in our fourth quarter. This is due to the increase in the number and amount of electronic payments transactions related to seasonal travel and resort spending.

The payment processing industry is highly competitive and we compete with certain firms that are larger and that have greater financial resources. Such competition could increase, which would adversely influence our prices to merchants, and as a result, our operating margins.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices we are able to charge. If the competition causes them to reduce the prices it charges, we will have to aggressively control costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than they can for other processors such as JetPay, LLC. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to its current and prospective merchants, or other products or services that it does not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

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

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect JetPay Payment Services’ operating environment in substantial and unpredictable ways in the United States as well as internationally. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with laws, rules and regulations or standards to which JetPay Payment Services is subject in the United States as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on its financial position and results of operations, as well as damage its reputation.

JetPay Payment Services and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as Dodd-Frank. This legislation provides for significant financial regulatory reform. Dodd-Frank, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. Dodd-Frank also created a new Consumer Financial Protection Bureau with responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, Dodd-Frank created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies should be supervised by the Federal Reserve Board because they are systemically important to the United States financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of Dodd-Frank on our business is difficult to estimate. Current and future regulations as a result of Dodd-Frank may adversely affect our business or operations, directly or indirectly (if, for example, its clients’ businesses and operations are adversely affected).

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

The electronic payments industry depends heavily on the overall level of consumer and business spending. Significant portions of JetPay Payment Services’ revenue and earnings are derived from fees from processing consumer credit card and debit card transactions. JetPay Payment Services is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic condition, particularly in the United States, or increases in interest rates may adversely affect their financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in their revenue and profits. If cardholders of their financial institution clients make fewer transactions with their cards, JetPay Payment Services’ merchants make fewer sales of their products and services using electronic payments or people spend less money per transaction, JetPay Payment Services will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A weakening in the economy could have a negative impact on JetPay Payment Services’ clients, as well as its customers who purchase products and services using its payment processing systems, which could, in turn, negatively impact its business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the discretionary market segments that represent a larger portion of its payment processing volume. In addition, a weakening in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers have been reducing credit limits, closing accounts, and have been more selective with respect to whom they issue credit cards. JetPay Payment Services also has a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, which could limit their ability to quickly adjust costs and respond to changes in their businesses and the economy. Changes in economic conditions could also adversely impact their future revenues and profits and cause a materially adverse effect on their businesses, financial conditions and results of operations.

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

A significant source of our revenues comes from processing transactions through the Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. Changes in the requirements may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our clients or associated participants. Furthermore, if we do not comply with the payment network requirement, the payment networks could seek to fine us, suspend us or terminate our registrations which allow us to process transactions on their networks. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we would experience a financial loss. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to Visa, MasterCard, or other payment networks, which would have a material adverse effect on our business, financial condition and result of operation.

The Visa and MasterCard settlement may result in a decline in the use of credit cards as a payment mechanism.

In July 2012, Visa and MasterCard agreed to settle litigation in a class action suit by almost seven million merchants. The settlement, which was approved by the court, among other things, allows merchants to pass on the cost of using credit cards to consumers, something that merchants were not previously permitted to do. The result will be that consumers using credit cards in approximately 40 states that do not prohibit credit card surcharges may pay a higher price for goods and services than consumers using other payment mechanisms. As a result, consumers will have an incentive to use cash or other payment mechanisms instead of credit cards. If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay Payment Services, it could have a material adverse effect on its financial position and results of operations.

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

The requirements for EMV (Europay, MasterCard, and Visa) technology could provide risks to JetPay Payment Services.

The Card Networks have developed rules to increase the adoption of EMV, a chip-based system to better manage potential credit card fraud. As part of these new rules, the risk of several types of fraud, which currently resides with the card issuer, is being changed to become the responsibility of merchants who have not implemented EMV technology whenever an EMV capable card is used at that merchant. EMV requirements create two potential risks; first, the implementation of EMV is a complicated process, and JetPay Payment Services may not be able to implement it on a timely basis, resulting in lost business; and second, EMV is primarily valuable in reducing fraud at the point of sale, where cards are physically utilized. As EMV becomes more prevalent in the market, fraud perpetrators have shown in other countries where EMV implementation has preceded the United States, that they will attempt more card-not-present fraud. As JetPay Payment Services has a sizeable presence in the card-not-present market, this could lead to the potential for higher fraud losses.

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

JetPay Payroll Services is dependent upon various large banks to execute ACH and wire transfers as part of its client payroll and tax services. While JetPay Payroll Services has contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede their ability to process funds on behalf of their payroll and tax services clients and could have an adverse impact on its financial results and liquidity.

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

Item 1B. Unresolved Staff Comments.

N/A.

Item 2. Properties.

We currently maintain our principal executive offices at 1175 Lancaster Avenue, Suite 200, Berwyn, Pennsylvania 19312 under a 39 month lease with a current monthly lease payment of approximately $4,538. The corporate headquarters consist of approximately 3,000 square feet of office space on one floor of a multi-tenant building.

JetPay Payment Services’ headquarters are located in Carrollton, Texas and consist of approximately 20,800 square feet leased on one floor of a multi-tenant building subject to a lease, as amended September 6, 2013, for an additional five-year term. The rent is currently approximately $11,800 per month. JetPay Payment Services pays approximately $3,790 per month for their share of operating costs. JetPay Payment Services retains a small backup center in Sunnyvale, Texas of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, the CEO of our JetPay Payment Services division. The terms of the lease are commercial.

JetPay Strategic Partners’ headquarters are located in Langhorne, PA and consist of approximately 3,300 square feet leased on one floor of a multi-tenant building subject to a month-to-month lease. The rent is currently approximately $2,360 per month.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of JetPay Payroll Services. The rent is currently approximately $43,426 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. JetPay Payroll Services also leases an off-site disaster recovery site at a monthly rate of $2,255 with successive renewal terms of one year and off-site backup systems at a monthly rate of $2,910 expiring in December 2017.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 15% administrative fee payable to Joel E. Serfass), which amounted to $107,427 for the year ended December 31, 2013 and $95,142 for the year ended December 31, 2014. The cost sharing agreement is terminable by any party with a 90 day notice.

We believe that our current offices are adequate to meet our needs and that of our subsidiaries, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Item 3. Legal Proceedings.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. In 2012, JetPay, LLC recorded a loss for all chargebacks in excess of the $25.0 million, a $250,000 deductible on a related insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, all totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a forbearance agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.4 million of total reserves related to the Direct Air matter as of December 31, 2014. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves are recorded in Other Assets.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced us for legal fees incurred by Merrick totaling approximately $2.7 million. We do not believe we have a responsibility to reimburse Merrick for these legal fees and we intend to vigorously dispute these charges. Accordingly, we have not recorded an accrual for these legal fees as of December 31, 2014.

As partial protection against any potential losses related to Direct Air, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay, LLC acquisition consideration be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The escrow agreement for the account names Merrick, us, and WLES as parties. If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter; these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this JetPay, LLC liability. On February 3, 2014, we received notice that Merrick had requested Chase to release the 3,333,333 shares in the escrow account. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On August 23, 2013, we received notice that JPMS was a party in a lawsuit brought by MSC Cruise Lines, a former customer. Merrick is a co-defendant in the lawsuit. MSC Cruise Lines claimed approximately $2.0 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. We reached a settlement on the matter on July 31, 2014. Accordingly, we recorded an expense of $600,000 for the year ended December 31, 2014, representing the settlement to MSC Cruise Lines and certain legal fees claimed by Merrick in connection with settling the suit. The settlement, including the Merrick legal fees, was satisfied by a deduction from the Merrick reserve account recorded in other assets as described above.

In December 2013, we settled a lawsuit with M&A Ventures in which it agreed to pay $400,000, with $100,000 paid in 2013 and the reminder in installments throughout 2014. We recorded the $400,000 settlement within SG&A expense for the three months ended December 31, 2013.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. We believe that the basis of the suit regarding JetPay, LLC is groundless and we intend to defend it vigorously. Accordingly, we have not recorded an accrual for any potential loss related to this matter as of December 31, 2014.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our common stock for the period from January 1, 2013 through December 31, 2014.

	Common Stock
Quarter Ended	Low	High
Year Ended December 31, 2013
First Quarter	$2.80	$4.60
Second Quarter	$2.47	$3.79
Third Quarter	$3.00	$4.94
Fourth Quarter	$1.35	$4.47
Year Ended December 31, 2014
First Quarter	$1.70	$4.20
Second Quarter	$1.87	$2.49
Third Quarter	$1.42	$2.88
Fourth Quarter	$1.44	$2.15

On March 20, 2015, the closing price of our common stock was $2.75. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our standing shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are no other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b) Holders

On March 20, 2015, there were approximately 120 holders of record and approximately 700 additional beneficial holders of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(e) Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 8, 2011, the date that our common stock first became separately tradable, through December 31, 2014 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

On December 28, 2012, we issued the following shares of our common stock in connection with the Completed Transactions: 3,666,667 shares to WLES and 1,000,000 shares to the ADC stockholders. In addition, 833,333 will be issuable to WLES upon the achievement of certain price targets. The shares will be issued in a private placement not involving a public offering under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. We have not engaged in general solicitation or advertising with regard to the issuance of its shares of common stock and have not offered securities to the public in connection with this issuance.

On October 11, 2013, we issued 33,333 shares of Series A Convertible Preferred, par value $0.001 (“Series A Preferred”) to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint pursuant to a Securities Purchase Agreement entered into on August 22, 2013, by and between, Flexpoint and the Company (the “Securities Purchase Agreement”).  Additionally, we issued 4,667 shares of Series A Preferred on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; and 33,333 shares on December 28, 2014 for $10.0 million. Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of the initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder to be used for general corporate purposes. Proceeds of the November 14, 2014 $1.4 million investment were used as partial satisfaction of the EarlyBirdCapital settlement – See Note 15. Commitments and Contingencies. The November 7, 2014 $6.0 million proceeds were used as partial consideration for the acquisition of ACI and the proceeds of the December 28, 2014 $10.0 million investment were used to redeem the Secured Convertible Promissory Notes that matured on December 31, 2014.

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Convertible Preferred, par value $0.001 (“Series A-1 Preferred”) to Wellington Capital Management; LLP (“Wellington”) for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014. Additionally, we issued 1,350 shares of Series A-1 Preferred on November 20, 2014 for $405,000, and 2,250 shares on December 31, 2014 for $675,000. Under the Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. The proceeds of the total investment of $1.85 million by Wellington will be used for general corporate purposes.

The Series A Preferred and the Series A-1 Preferred are convertible into shares of the Company’s common stock, par value $0.001.  Any holder of Series A Preferred and Series A-1 Preferred may at any time convert such holder’s shares into that number of shares of Common Stock equal to the number of shares of Series A and A-1Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A and A-1Preferred is subject to downward adjustment upon the occurrence of certain events.

On March 28, 2014, we entered into the a Stock Purchase Agreement (“Common Stock SPA”) with each of Bipin C. Shah, our Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of our common stock to Messrs. Shah and Antich. Based upon certain representations Messrs. Shah and Antich made in the Common Stock SPA, the issuance of our common stock was consummated in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On November 7, 2014, we issued 2,000,000 shares of our common stock in connection with the acquisition of ACI. Based upon certain representations the members of ACI made to the Company, the issuance of the common stock to the members of ACI was consummated in reliance upon Rule 505 of Regulation D of the Securities Act of 1933, as amended.

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

Overview

We were formed on November 12, 2010 as a blank check company in the development stage to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay, LLC and ADC, on December 28, 2012, and ACI on November 7, 2014.

We are a provider of payment services – debit and credit card processing, payroll, and prepaid card services to businesses and their employees throughout the United States. We provide these services through three wholly-owned subsidiaries: JetPay, LLC, currently doing business as JetPay Payment Services, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings; ACI, currently doing business as JetPay Strategic Partners, an independent sales organization specializing in relationships with banks, credit unions and other financial institutions; and ADC, currently doing business as JetPay Payroll Services, which provides payroll, tax filing, and related services to small and medium-sized employers.  We also operate JetPay Card Services, a division focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers.

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, such as our recently launched Card Services division in the fourth quarter of 2013, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

JetPay, LLC (“JetPay Payment Services”) and ACI Merchant Systems, LLC (“ACI” or “JetPay Strategic Partners”)

Revenues

JetPay Payment Services’ and JetPay Strategic Partners’ revenues fall into two categories: transaction processing revenue and merchant discount revenue. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as, pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth.

Expenses

The most significant components of operating expenses are credit card association fees and assessments, ISO, VAR, ISV and financial institution residuals, and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenue also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. Interest expense is related to a loan to buy out the interest of a former JetPay partner. This expense is fixed based upon a schedule of increasing interest rates over the life of the loan. This loan was paid in full on October 11, 2013. JetPay Payment Services has and will continue to experience higher than normal professional fees due to the Direct Air bankruptcy hearings and associated legal concerns surrounding the failed merchant.

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay Payment Services does not experience attrition in the same form as most of its competitors. Most of JetPay Payment Services’ competitors have large portfolios of small businesses and these businesses change their payments provider quickly and for many reasons. JetPay Payment Services’ portfolio is made up of small to large businesses and they are more cautious in making changes to payment providers, and therefore, their portfolio does not change as often. However, because of the volume that each of these merchants produce, when one leaves it may have a significant impact on operating results. In addition, JetPay Payment Services does service several ISOs and financial institutions, such that while our volatility in the change of number of merchants remains significant, we experience far less volatility in revenues. As a result, JetPay Payment Services monitors its customer losses for both numbers of merchants as well as merchant processing revenues. For the year ended December 31, 2014, in our traditional business, JetPay Payment Services’ customer attrition was approximately 22%, or an approximate 950 merchant reduction from approximately 4,365 merchants existing at December 31, 2013. This reduction in merchants was offset by the addition of approximately 1,950, or approximately 45%, new merchants, resulting in a net merchant growth rate of approximately 23%. With respect to processing revenues, the lost merchants in 2014 represented a loss of approximately $330,000, or approximately 2% of JetPay Payment Services’ 2014 revenues of approximately $18.8 million. The new merchants that JetPay Payment Services added in 2014 represented approximately $1.6 million, or approximately 9%, of JetPay Payment Services’ 2014 revenues, resulting in a net increase in processing revenues of approximately $1.2 million. The above does not reflect attrition or growth data of JetPay Strategic Partners due to the short period of time we owned this operation in 2014.

Markets

JetPay Payment Services and JetPay Strategic Partners have defined four distinct markets in which they operate – Small Businesses; Card-Not-Present / Recurring Payments; VARs, ISVs, and financial institutions; and ISOs. For Small Businesses and financial institutions, JetPay Payment Services is the traditional provider of merchant services to businesses, and holds the contracts. With regards to the other two markets, JetPay Payment Services operates in two forms: 1) as a processor only where JetPay Payment Services recognizes revenue from the authorization, clearing, and settlement functions and does not participate in the discount revenue or risk of the merchant; and 2) in a shared relationship, where JetPay Payment Services either owns the merchant contract outright or shares in the discount revenue of the merchant with an agent or ISO, and may assume or share risk. This market has experienced strong growth in 2013 and 2014 and JetPay Payment Services expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Our expansion in 2013 and 2014 was negatively affected by management’s time being diverted to dealing with the Direct Air issue described in Item 3. Legal Proceedings, as well as efforts devoted to our acquisition and integration of JetPay Payment Services and ACI. Sales and marketing began targeting new customers and customer segments in 2013 and 2014 and we anticipate such efforts will lead to continued revenue growth in 2015 and future years.

JetPay Payroll Services

Revenues

JetPay Payroll Services revenues, including revenue from its payroll processing operations and its tax processing operation, PTFS, totaled $13.8 million in the year ended December 31, 2014.  The majority of revenues from JetPay Payroll Services is derived from its payroll processing operations, which includes the calculations, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns including the collection and remittance of clients’ payroll tax obligations.  JetPay Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements.  PTFS’ trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rate.

Expenses

JetPay Payroll Services’ most significant cost of processing revenues is their payroll and related expenses and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers and payrolls processed, but tending to grow with inflation. JetPay Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Results of Operations for the Year Ended December 31, 2014 and 2013

The following tables represent a comparison of the results of our operations for the year ended December 31, 2014 as compared to December 31, 2013 (in thousands):

	Year Ended December 31, 2014
	Consolidated	Corporate	ADC	JetPay, LLC and ACI
Processing revenues	$33,447	$4	$13,753	$19,690
Cost of processing revenues	19,993	60	7,207	12,726
Gross profit	13,454	(56)	6,546	6,964
Selling, general, and administrative expenses	12,140	2,763	4,148	5,229
Change in fair value of contingent consideration liability	(10)	(10)	-	-
Amortization of intangibles	2,379	-	1,121	1,258
Depreciation	387	4	223	160
Operating (loss) income	(1,442)	(2,813)	1,054	317
Interest expense	1,692	1,339	290	63
Amortization of deferred financing, debt discounts, and conversion options	3,889	3,889	-	-
Change in fair value of derivative Liability	(380)	(380)	-	-
Other (income) expense	(7)	-	(1)	(6)
(Loss) income before taxes	(6,636)	(7,661)	765	260
Income tax expense	222	6	31	185
Net (loss) income	(6,858)	(7,667)	734	75
Accretion of convertible preferred stock	(2,358)	(2,358)	-	-
Net (loss) income applicable to common stockholders	$(9,216)	$(10,025)	$734	$75

	Year Ended December 31, 2013
	Consolidated	Corporate	ADC	JetPay, LLC
Processing revenues	$30,905	$-	$13,318	$17,587
Cost of processing revenues	18,417	-	6,904	11,513
Gross profit	12,488	-	6,414	6,074
Selling, general, and administrative expenses	11,745	3,198	3,830	4,717
Change in fair value of contingent consideration liability	(690)	(690)	-	-
Amortization of intangibles	2,241	-	1,122	1,119
Depreciation	388	1	210	177
Operating (loss) income	(1,196)	(2,509)	1,252	61
Interest expense	2,215	1,330	343	542
Amortization of deferred financing, debt discounts, and conversion options	3,568	3,428	-	140
Change in fair value of derivative Liability	(2,050)	(1,730)	-	(320)
Other (income) expense	(10)	-	(3)	(7)
(Loss) income before taxes	(4,919)	(5,537)	912	(294)
Income tax expense (benefit)	39	(1)	149	(109)
Net (loss) income	(4,958)	(5,536)	763	(185)
Accretion of convertible preferred stock	(360)	(360)	-	-
Net (loss) income applicable to common stockholders	$(5,318)	$(5,896)	$763	$(185)

Revenues

Revenues were $33.4 million and $30.9 million for the year ended December 31, 2014 and 2013, respectively. Of the $33.4 million of revenues for the year ended December 31, 2014, $13.7 million, or 41.1%, was generated from our JetPay Payroll Services operations and $19.7 million, or 58.9%, from our JetPay Payment Services operations. Of the $30.9 million of revenues for the year ended December 31, 2013, $13.3 million, or 43.1%, was generated from our JetPay Payroll Services operations and $17.6 million, or 56.9%, from our JetPay Payment Services operations. Overall revenues increased $2.5 million, or 8.2%, in 2014 as compared to 2013.

JetPay Payroll Services’ revenues increased $435,000, or 3.3%, for the year ended December 31, 2014 as compared to the same period in 2013. This increase was attributable to net growth in volume of payroll and related payroll taxes processed.

JetPay Payment Services’ revenues increased $2.1 million, or 12.0%, for the year ended December 31, 2014 as compared to 2013. As previously noted, JetPay Payment Services transferred the majority of its processing and clearing to a new sponsoring bank in June 2013 resulting in a change in its accounting for certain revenues to include in revenues certain association and sponsor bank processing fees, which correspondingly increased revenues and cost of processing revenues by approximately $1.5 million for the year ended December 31, 2014 as compared to 2013. Excluding this change in reporting revenues in 2014, payment services revenues increased approximately $563,000, or 3.2% for the year ended December 31, 2014 as compared to the same period in 2013. This increase includes revenue of $872,000 related to JetPay Strategic Partners, which we acquired on November 7, 2014. The most significant changes were within our JetPay Payment Services’ processing and clearing business, which decreased by $1.37 million, or 38.5%, as a result of the loss of a large processing customer. This loss was partially offset by an increase in revenues from one of our larger internet customers. JetPay Payment Services’ ISO, VAR and ISV business increased by $718,000, or 10.3%, as a result of growth in several new ISO, VAR and ISV relationships. JetPay Payment Services’ direct merchant services revenue also increased by $345,000, or 4.9%, with new customer additions and growth in revenue within several large existing merchants, partially offset by the loss of a major merchant in 2013.

Cost of Revenues

Cost of revenues were $20.0 million, or 59.8% of revenues, and $18.4 million, or 59.6% of revenues, for the year ended December 31, 2014 and 2013, respectively. Of the $20.0 million cost of revenues for the year ended December 31, 2014, $7.2 million, or 36.0%, related to our Payroll Services operations and $12.7 million, or 64.0%, related to our Payment Services operations. Of the $18.4 million for the year ended December 31, 2013, $6.9 million, or 37.5%, related to our Payroll Services operations and $11.5 million, or 62.5%, related to our Payment Services operations.

The cost of revenues within our Payroll Services operations increased $303,000, an increase as a percentage of revenues from 51.8% in 2013 to 52.4% in 2014 principally due to an increase in payroll costs, as a result of increases in sales and new product management. The effect of this increase in cost of revenues was a decrease in gross profit margin within the Payroll Services division from 48.2% in 2013 to 47.6% in 2014.

The cost of revenues within the Payment Services division increased from $11.5 million, or 65.5% of revenues in 2013 to $12.7 million, or 64.6% of revenues in 2014, an increase of $1.2 million or 10.5%. The increase in cost of processing revenues in 2014 was largely a result of the recognition of certain association and sponsor bank processing fees because of the change in the way we report revenues and certain direct costs on a gross basis in 2014 and the addition of the cost of processing revenues related to the JetPay Strategic Services acquisition on November 7, 2014 of $508,000, partially offset by an approximate $1.3 million decrease in processing costs attributable to the loss of a large processing customer in 2013. Overall gross profit margin as reported within the Payment Services division increased from 34.5% in 2013 to 35.4% in 2014 largely as a result of the increase in more profitable direct merchant processing revenue and the previously noted reporting of revenues and certain direct costs on a gross basis in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $12.1 million, or 36.3% of revenues, for the year ended December 31, 2014 as compared to $11.7 million, or 38.0% of revenues, for the same period in 2013.

SG&A expenses within the Payroll Services division increased from $3.8 million in 2013 to $4.1 million in 2014, an increase of approximately $318,000 or 8.3%, largely due to an increase in payroll costs as we added additional professionals to our technology, customer service, and sales functions to help develop new products and services and execute our revenue growth strategies.

SG&A expenses within the Payment Services division increased from $4.7 million or 26.8% of revenues in 2013, to $5.2 million, or 26.6% of revenues in 2014, an increase of $512,000, or 10.9%. This increase was largely the result of a $600,000 charge related to a legal settlement, a $237,000 loss on the disposal of a fixed asset, an increase in sales staff to attract new business, and the addition of professionals in its technology area to enhance customer service through advances in technology platforms, all partially offset by a $928,400 decrease in legal fees.

Additionally, we incurred corporate SG&A expenses of $2.8 million, including $503,000 of start-up expenses relating to our new Card Services division, for the year ended December 31, 2014. Corporate SG&A expenses were $3.2 million for the same period in 2013. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relation and other public company costs, and general corporate operating expenses. The professional fees included accounting, tax and valuation service fees related to our quarterly financial statement reviews as well as legal and other service fees related to filing of various SEC filings, including our 2013 filed registration statement and related amendments, our annual proxy filing and annual meeting costs, and the cost incurred in defending our position regarding the EarlyBirdCapital dispute. SG&A expenses for the year ending December 31, 2013 also included an accrual of $675,000 for the final settlement of the EBC matter. Excluding the Card Services division’s SG&A expenses in 2014 and the EBC final settlement costs and related legal fees in 2013, SG&A expenses remained consistent between years with a slight increase in salaries with the addition of several corporate staff in the second quarter of 2013, offset by a reduction in legal and accounting fees in 2014 that were higher in 2013, our first year of operations after our initial acquisitions. SG&A expenses for the year ended December 31, 2014 also included non-cash stock-based compensation expense of $356,000, as compared to $194,000 in 2013. The SG&A expenses of the Payroll Services operation includes $350,000 of Corporate allocated costs in 2014 and 2013, and the Payment Processing Services operations includes $550,000 and $480,000 of Corporate allocated costs in 2014 and 2013, respectively, with an offsetting reduction in corporate SG&A expenses of $900,000 and $830,000 for the years ended December 31, 2014 and 2013, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $2.8 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively. The increase in depreciation and amortization expense in 2014 as compared to 2013 was primarily related to the amortization of the ACI intangible assets acquired on November 7, 2014.

Interest Expense

Interest expense for the years ended December 31, 2014 and 2013 was $1.7 million and $2.2 million, respectively. The reduction in Interest expense in 2014 was primarily related to the pay-off of the Ten Lords notes in October 2013, partially offset by interest expense relating to the Metro Bank term loan entered into on November 7, 2014 in connection with the ACI acquisition.

Income Taxes

The Company recorded income tax expense of $222,000 and $39,000 for the years ended December 31, 2014 and 2013, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (3.3) % and (0.8) % for years ended December 31, 2014 and 2013, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Analysis of Impairment

The Company conducts its annual goodwill impairment testing as of December 31 of each year or more frequently if indicators of impairment exist. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process for our two identified reporting units that contained goodwill, JetPay Payment Processing and JetPay Payroll reporting units.

In our income approach, we utilized a discounted cash flow analysis for each of our previously identified reporting units using discount rates of 17% and 16% for our JetPay Payment Processing and JetPay Payroll reporting units, respectively, which represent the estimated weighted average cost of capital. These discount rates reflect the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. In our discounted cash flow (“DCF”) analysis, we prepared a five year forecast of our expected earnings to derive an expected stream of free cash flow through December 31, 2019. To estimate cash flows beyond the final year of our forecast, we used a terminal value approach. Under this approach, we estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value. In developing our forecasts of revenues and direct variable operating expenses, we utilized a variety of factors including our current and anticipated sales pipelines of prospects currently known to us, as well as those which we believe will be generated through current and future relationships with merchants, agent banks and ISOs. We also applied our knowledge of the industries, general economic conditions, and the forecast of industry experts regarding consumers’ continued trending towards expanded use of electronic payment methods. Our operating expenses are either variable with revenues, or fixed and predictable; however, we increased our future costs based on expected inflation and the need to expand personnel costs as we achieve projected future revenue levels. In performing our DCF analysis, we multiplied our estimated cash flows by a marginal federal and state tax rate of 40% to derive our after-tax cash flows, and we utilized weighted average costs of capital of 17% and 16% for our JetPay Payment Services and JetPay Payroll Services reporting units’ analysis, respectively. In addition to the income approach, we also used several market-based approaches to corroborate the results of the income approach described above; including comparing our company’s various earnings and performance indicators to those of similar publically traded companies, comparisons to prior purchase and sales transactions of similar reporting units by companies, and a comparison to recent mergers and acquisitions of guideline companies.

With respect to our assessment of goodwill impairment for our JetPay Payment Processing reporting unit or segment, as of December 31, 2014, we determined that there was no impairment in that the fair value for this reporting unit was $58.9 million which exceeded the carrying value of net assets by $12.4 million, or 26.7%. With respect to our assessment of goodwill impairment for our JetPay Payroll reporting unit or segment, as of December 31, 2014, we determined that there was no impairment in that the fair value for this reporting unit was $29.5 million which exceeded the carrying value of net assets by $5.0 million, or 20.4%. Events or circumstances that could have a negative effect on estimated fair value of our reporting units in the future include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Liquidity and Capital Resources

Cash and cash equivalents were $5.4 million at December 31, 2014, excluding $1.4 million of our cash deposited into restricted cash accounts. The cash and cash equivalents also excludes $4.4 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payments Services’ former sponsor bank which is specifically related to the Direct Air matter. The Merrick Cash Reserve of $4.4 million and $5.0 million at December 31, 2014 and December 31, 2013, respectively, are recorded as non-current assets under the caption “Other Assets”. See also Item 3. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 23% and 34% at December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, we had a working capital deficit, excluding funds held for clients and client funds obligations, of approximately $3.4 million, which includes the fair value of deferred consideration payable to the ADC stockholders of $2.0 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million, 20,000 shares on November 7, 2014 for $6.0 million, and 33,333 shares on December 28, 2014 for $10.0 million. We have an agreement to potentially sell up to an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Preferred Stock to Wellington for an aggregate $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional $13.45 million, if sold, will be used as consideration for future acquisitions. Additionally, we will require approximately $2.6 million to cover our interest and principal payments for the twelve months ending December 31, 2015, $2.0 million of unpaid deferred consideration originally due on December 28, 2014 to the ADC stockholders, and $1.2 million of deferred consideration due to the unitholders of ACI on April 10, 2015. The funds to pay the $1.2 million of deferred consideration due to the ACI unitholders are included in restricted cash at December 31, 2014.

Capital expenditures were $614,000 and $258,000 for the years ended December 31, 2014 and 2013, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $1.2 million to $1.4 million for 2015, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

In 2013, a portion of our cash flow was retained by Merrick and is currently being held in a reserve account controlled by Merrick, JetPay Payments Services’ former sponsor bank as a result of the Direct Air chargeback matter. At December 31, 2014, total cash reserves held by Merrick related to the Direct Air matter were approximately $4.4 million. While we continue to defend the potential obligation related to the chargeback claims there can be no assurance as to the timing of this cash reserve release. In May 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, which allowed JetPay Payments Services to utilize its full monthly cash flow. As partial protection against any potential liability regarding the Direct Air matter, we required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay Payments Services purchase price be placed into an escrow account with JPMorgan Chase as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties, If JetPay Payments Services suffers any liability to Merrick as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay Payments Services is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this liability. See Item 3. Legal Proceedings.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or new business initiatives and to satisfy our 2015 debt service requirements, we will need to raise additional capital through loans or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans.

Debt Capitalization and Other Financing Arrangements

At December 31, 2014, we had borrowings of approximately $16.4 million net of unamortized valuation discounts totaling $552,000 relating to the WLES Note, as defined below. We had a letter of credit outstanding at December 31, 2014 of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at December 31, 2014 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc., (collectively, the “Note Investors”) pursuant to which, we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay, LLC (the “Notes”). In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrued interest at a rate of 12% per annum. The Notes matured on December 31, 2014 and were paid with proceeds from the sale of Series A Preferred to Flexpoint on December 28, 2014.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank (“Metro”), as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the loan accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The principal balance of this term loan was $6.43 million at December 31, 2014. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 45 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of December 31, 2014.

In connection with the closing of the Completed Transactions, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt, dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES (the “Note”). Interest accrues on amounts due under the Note at a rate of 5% per annum. The Note is due in full on December 31, 2017. The Note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the Note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, ACI and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interest of JetPay Strategic Partners for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Strategic Partners with a value of approximately $3.7 million on the date of acquisition. The JetPay Strategic Partners unitholders are entitled to receive additional cash consideration of $1.2 million on April 10, 2015 and a further cash payment of $1.2 million on April 10, 2016, and are entitled to earn up to an additional $500,000 based on the net revenue of JetPay Strategic Partners for the twelve month periods ending October 31, 2015 and 2016. In order to finance a portion of the proceeds paid to the JetPay Strategic Partners unitholders, JetPay Strategic Partners, as borrower, and the Company and ADC, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with Metro Bank with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167 over six years beginning in the month following the first anniversary of the Loan and Security Agreement. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement. Additionally, in order to finance a portion of the proceeds paid to the JetPay Strategic Partners unitholders, on November 7, 2014, the Company issued 20,000 shares of Series A Preferred to Flexpoint for an aggregate of $6.0 million.

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

At December 28, 2012, in connection with securing certain debt financing to consummate the Completed Transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 related to certain of our founding stockholders agreeing to sell at cost 832,698 shares of our common stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (“SAB”) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4.37 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). This $4.37 million deferred financing cost was completely amortized as of December 31, 2014. Additionally, in connection with the December 2012 $9.0 million term loan and the November 2014 $7.5 million term loan, both payable to Metro Bank, we incurred $23,000 and $76,000 of deferred financing costs, respectively. Unamortized deferred financing costs were $89,000 at December 31, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2014, excluding fair value and conversion option debt discounts as described in Note 11. Long-Term Debt, Notes Payable and Capital Lease Obligation (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt, notes payable and capital lease obligation (1)	$16,918	$1,572	$7,987	$5,068	$2,291
Minimum operating lease payments	1,684	846	691	147	-
Total	$18,602	$2,418	$8,678	$5,215	$2,291

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$2,000	$2,000	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $765,000.
(2)	Outstanding letters of credit of $2.0 million represents a $1.9 million letter of credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash used in operating activities totaled $4.5 million for the year ended December 31, 2014. Cash used in operating activities in this period was primarily due to a net loss of $6.9 million combined with a decrease in accounts payable and accrued expenses of $3.6 million, and an increase in restricted cash of $1.3 million. This decrease in cash was partially offset by non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options totaling $6.3 million.

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

Investing Activities. Cash used in investing activities totaled $19.5 million for the year ended December 31, 2014, due to the acquisition of ACI for $10.8 million, net of $250,000 of cash acquired, an increase of $8.3 million in restricted cash and equivalents held to satisfy client obligations, and the purchase of property and equipment of $416,000.

Cash provided by investing activities totaled $13.4 million for the year ended December 31, 2013, including an increase of $11.7 million in restricted cash and equivalents held to satisfy client obligations, offset by $2.0 million of cash and cash equivalents released from trust to pay redeeming stockholders.

Financing Activities. Cash provided by financing activities totaled $24.6 million for the year ended December 31, 2014, which included an increase of $19.2 million from the sale of preferred stock, an increase of $8.3 million in client fund obligations, proceeds from notes payable of $7.5 million, and an increase of $975,000 from the sale of common stock, all partially offset by $11.3 million of cash used for payments on long-term debt.

Cash used in financing activities totaled $11.1 million for the year ended December 31, 2013, which included $9.4 million of net proceeds from the sale of Series A Preferred stock and proceeds from long-term debt of $592,000, offset by a $11.7 million decrease in client fund obligations, $1.9 million of trust funds used to pay redeeming stockholders, $1.5 million of cash used for routine payments on long-term debt and $5.9 million for the payoff of the Ten Lords note.

Seasonality

JetPay Payment Services’ revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. For example, JetPay Payment Services experiences increased point of sale activity during the first and second quarters due to seasonal volumes of some merchants in JetPay Payment Services’ portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay Payment Services’ fiscal year on a same store basis.

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

Revenues from our credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our ISO clients. The majority of our revenue within our credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where we are only the processor of transactions, we charge transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with ISOs, VARs, ISVs and financial institutions for whom we process credit and debit card transactions for our ISOs, VARs, ISVs and financial institutions merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. Our contracts in most instances involve three parties: us, the merchant, and the sponsoring bank. Under certain of these sales arrangements, our sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays us a net residual payment representing our fee for the services provided. Accordingly, under these arrangements, we record the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of our merchant contracts, ISOs, VARs, ISVs and financial institutions, and merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby we are billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to us and for which we assume credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $1.54 million in the year ended December 31, 2014 as compared to 2013. In all instances, we recognize processing revenues net of interchange fees, which are assessed to our merchant and ISO, VAR, ISV and Financial Institution merchant customers on all processed transactions. Interchange rates and fees are not controlled by us. We effectively function as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We, in certain instances, require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and also utilize a number of systems and procedures to manage merchant risk. We have historically experienced losses due to chargebacks resulting from merchant defaults.

Revenues from our payroll processing operation is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. Our service revenue is largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenue, and the costs for delivery are included in SG&A expenses on the Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, accounts receivable, prepaid expenses and other current assets, funds held for clients, other assets, accounts payable and accrued expenses, deferred revenue, other current liabilities and client fund obligations, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

Impairment of Long–Lived Assets

We periodically review the carrying value of our long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we determine whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. Our annual testing indicated there was no impairment as of December 31, 2014.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of our reporting unit to our respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Our annual goodwill impairment testing indicated there was no impairment as of December 31, 2014. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Share-Based Compensation

We expense employee share-based payments under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), which requires compensation cost for the grant-date fair value of share–based payments to be recognized over the requisite service period. We estimate the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of the convertible debt we issue to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound derivative instrument.

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

Fair value measurements

We account for fair value measurements in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic No. 820”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We believe that our income tax positions and deductions would be sustained upon examination and do not anticipate any adjustments that would result in material changes to our financial position.

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2014. Management does not expect any significant changes in our unrecognized tax benefits in the next year.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and the chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). As of December 31, 2014, management concluded that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The name and age of our directors and executive officers as of March 20, 2015 follows are as follows:

Name	Age	Position
Bipin C. Shah	76	Chairman of the Board of Directors and Chief Executive Officer
Richard S. Braddock	73	Director
Donald J. Edwards	49	Director
Diane (Vogt) Faro	63	Director
Frederick S. Hammer	78	Director
Jonathan M. Lubert	35	Director
Steven M. Michienzi	31	Director
Robert B. Palmer	75	Director
Peter B. Davidson	61	Vice-Chairman and Corporate Secretary
Gregory M. Krzemien	55	Chief Financial Officer

Below is a summary of the business experience of each of our executive officers and directors.

Directors

Bipin C. Shah has been the Chairman of the Board and Chief Executive Officer of the Company since inception. Since the sale of Genpass, Inc. to U.S. Bancorp in 2005, Mr. Shah has been a private investor, focusing on opportunities in the payments business. From 2000 to 2005, Mr. Shah was the Chief Executive Officer of Genpass, Inc. where he led the development of the MoneyPass, a surcharge-free ATM network, as well as a payroll debit card used by several large payroll companies. From 1992 until its sale to Paymentech in 1996, he was the Chief Executive Officer of Gensar, Inc., a company that specialized in the processing of restaurant debit and credit card transactions. During his tenure at Gensar, Inc., he led development of the “Tip Management System” along with other technology enhancements. From 1980 to 1991, Mr. Shah was employed by CoreStates Financial Corp and its predecessor, Philadelphia National Bank, ultimately serving as Vice Chairman and Chief Operating Officer. While at CoreStates, Mr. Shah oversaw the acquisitions of seven ATM and point of sale businesses and was active in the development of several products for the financial services industry’s payments infrastructure, including the Money Access Center network, the introduction of debit to the point-of-sale, cash-back, and pay-at-the-pump. From 1985 to 1992, Mr. Shah served as a director of VISA USA and VISA INTERNATIONAL. He has served on the Board of Trustees for Baldwin-Wallace College and the Franklin Institute. Earlier in his career, he was a Senior Vice President at the Federal Reserve Bank of Philadelphia and a Senior Vice President at American Express, as well as the President of Vertex Division of MAI. Mr. Shah holds a Bachelor of Arts in Philosophy from Baldwin-Wallace College and a Masters in Philosophy from the University of Pennsylvania. We believe that Mr. Shah’s career as an executive in the payment processing industry and as an investor generally provides him with the necessary skills to chair the Board and lead our management team with respect to operational, strategic and management issues as well as general industry trends.

Richard S. Braddock has been on the Board since February 2, 2011. Mr. Braddock is currently the Executive Chairman of Join’em, an internet startup company. He previously served as Chairman and Chief Executive Officer of Mozido, a mobile payments company and Chairman and Chief Executive Officer of Fresh Direct, an internet-based service for the purchase of grocery and household products from 2005 until he retired in March 2011. Mr. Braddock began his business career in 1965 spending a number of years in product management at General Foods. He joined Citicorp in 1973, was elected to the board of directors in 1985 and was elected President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A. in January 1990. Mr. Braddock resigned from Citicorp in November 1992, and subsequently served as Chief Executive Officer of Medco Containment Services, Inc., a prescription drug services company, until its acquisition by Merck & Co., Inc., and then spent a year as a principal at Clayton, Dubilier & Rice, Inc., a private equity firm. He served as Chairman (non-executive) of True North Communications Inc. from December 1997 to January 1999. He served as Chairman and Chief Executive Officer of priceline.com from August 1998 to April 2004. Mr. Braddock served as Chairman of MidOcean Partners, a private investment firm, from April 2003 until December 2007. Mr. Braddock serves on the Board of Directors of several private companies. We believe that Mr. Braddock’s experience as an executive in the financial services industry and his knowledge of the payment processing industry generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding operational and management issues as well as general industry trends.

Donald J. Edwards has been on the Board since October 11, 2013. Mr. Edwards is the Managing Principal of Flexpoint Ford, LLC, a private equity investment firm focused on healthcare and financial services, which currently has $980 million under management. Mr. Edwards has been with Flexpoint Ford, LLC since 2004. Previously, from 2002 to 2004, Mr. Edwards was President and CEO of Liberte Investors (now First Acceptance Corporation), which he guided through the acquisition of a leading provider of non-standard consumer automobile insurance. Mr. Edwards was a Principal of GTCR, a private equity firm with more than $6 billion under management from 1994 to 2002, where he was the head of the firm’s healthcare investment effort. From 1988 to 1992, Mr. Edwards was an associate at Lazard Freres and Co., specializing in mergers and acquisitions. Mr. Edwards holds a B.S. degree in finance with highest honors from the University of Illinois and an M.B.A. from Harvard Business School where he was a Baker Scholar. We believe that Mr. Edwards’ experience as an executive in a private equity firm focused on the financial services industry and his knowledge of the capital markets generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, as well as capital raising matters.

Diane (Vogt) Faro has been on the Board since April 1, 2014. Since December 2011, Ms. Faro has been President of National Benefit Programs, LLC, a provider of brand loyalty and discount programs to small to mid-size businesses. Prior to joining National Benefit Programs, from 2009 to December 2011, Ms. Faro was a consultant for the electronic payments industry focused on assisting companies in growing revenues. From 2005 to 2009, Ms. Faro was President of Global Merchant Services at First Data Corporation, a payment processing company where she was responsible for over $1 billion in annualized revenues. Ms. Faro also served as President of First Data’s Alliance Group. Prior to these roles at First Data, Ms. Faro was Chief Executive Officer of Chase Merchant Services LLC, which processed over $170 billion in payment volume annually during her tenure. Ms. Faro currently serves on the board of directors of the Electronic Transactions Association, Merchant Link and Front Stream Payments, all of which are private companies in the payment processing industry. Ms. Faro is one of the founding members of the Women’s Networking in Electronic Transactions (W.net), which offers women in the payments industry a place to network and find mentors. Ms. Faro’s extensive experience in the payments industry enables her to provide management with insight into marketing and operational issues.

Frederick S. Hammer has been on the Board since February 2, 2011. Mr. Hammer has been Co-Chairman of Inter-Atlantic Group since 1994. Prior thereto Mr. Hammer served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation. Mr. Hammer is a director of Homeowners of America Holding Corporation. In addition, he currently serves as a director of CBRE Clarion Realty Funds and is a former director of several public and private companies, including VISA USA and VISA International. He received his A.B. from Colgate University, magna cum laude, and his M.S. and Ph.D. degrees from Carnegie Mellon University. We believe that Mr. Hammer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding operational and management issues.

Jonathan M. Lubert has been on the Board since February 2, 2011. Since its founding in 2003, Mr. Lubert has been the Chief Executive Officer of I.L. Hedge Investments, a mid-sized alternative investment company, where his primary responsibility is to manage the portfolio of underlying funds and other assets owned by I.L. Hedge Investments. Mr. Lubert is the founder of Next Generation Lending, a small real estate investment and lending company, JL Squared Group, LLC and IL Hedge Investments LLC. Mr. Lubert was a director of Global Affiliates, Inc. from 2004 until 2010. Mr. Lubert’s previous experience includes a leveraged finance investment banking analyst position at Bear Stearns and a minority ownership in Spencer Capital Management, a value based, event driven fund that focused on long term risk adjusted returns. Mr. Lubert is currently an advisory board member of the American Infrastructure MLP Fund and serves on the Board of the Valley Forge Casino and Resort. In addition, Mr. Lubert serves on the Dragon Fund Advisory Council, an advisory board for the Drexel student run investment fund. Mr. Lubert is currently involved with the Young Friends of Children’s Hospital, the Make-A-Wish Foundation and The Lubert Family Foundation. Mr. Lubert’s educational background includes a B.S. in Business Administration which was earned with highest distinction from the University of North Carolina at Chapel Hill. We believe that Mr. Lubert’s experience as the Chief Executive Officer of I.L. Hedge Investments provides him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding general investor trends.

Steven M. Michienzi has been on the Board since October 11, 2013. Mr. Michienzi is a Vice President of Flexpoint Ford, LLC, where his primary responsibilities include the evaluation and management of investments across the financial services industry. Mr. Michienzi has been with Flexpoint Ford, LLC since 2009. From June 2006 to June 2009, Mr. Michienzi worked in the investment banking division of Wachovia Securities specializing in mergers and acquisitions and capital raising advisory assignments. Mr. Michienzi serves as a director of GeoVera Investment Group, Ltd., a homeowners insurance company, and Corporate Finance Group, Inc., a provider of finance and accounting advisory services. He previously served as a director of Financial Pacific Holdings, LLC, an equipment leasing company. Mr. Michienzi graduated magna cum laude with a B.S. in economics from Duke University where he was elected into Phi Beta Kappa honor society. We believe that Mr. Michienzi’s experience as an investment professional at a private equity firm focused on the financial services industry and his knowledge of evaluating and managing investments generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, and future acquisition investments.

Robert B. Palmer has been on the Board since February 2, 2011. Mr. Palmer worked for CoreStates Financial Corp for 32 years, with titles including Executive Vice President for Retail Banking, Operations and Data Processing, and President and Chief Executive Officer of the Philadelphia National Bank. He also served as Vice Chairman of CoreStates and Chairman of its First Pennsylvania Bank. He retired from CoreStates in 1995 and later served as Vice Chairman of the newly-formed Asian Bank in Philadelphia. Mr. Palmer has been a board member of VISA, USA and Schramm, Inc., West Chester, Pennsylvania. He has been Chairman of The World Affairs Council and International Visitors Council and Vice Chair of the Police Athletic League, all of Philadelphia, and has served on numerous civic boards. Mr. Palmer holds a B.A degree from Yale University. We believe that Mr. Palmer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues.

Executive Officers

Peter B. Davidson has served as the Company’s Chief Administrative Officer and Corporate Secretary since inception and is now the Company’s Vice-Chairman and Chief Marketing Officer, while still retaining his duties as Corporate Secretary. Mr. Davidson was formerly Chief Executive Officer of Brooks FI Solutions, LLC, an entity that provides retail banking and payment solutions that he founded in 2006. Immediately prior to founding Brooks FI Solutions, Mr. Davidson was Executive Vice President of Genpass, Inc. where, from 2002 until its acquisition and subsequent integration by U.S. Bancorp in 2005, he led its efforts to bring stored value products to market. While at Genpass, Inc., he was also involved in the development and implementation of MoneyPass, a surcharge-free ATM network. Earlier in his career, Mr. Davidson served as President of Speer & Associates, leading domestic and international consulting engagements in the retail banking and electronic funds transfer industry; Executive Vice President at HSBC USA and President of HSBC Mortgage, where he was responsible for managing its consumer businesses; and Senior Vice President at CoreStates Financial, where he managed the credit card and consumer lending businesses and developed remote banking strategies. Mr. Davidson holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in Finance and Accounting, and an MBA from Widener University in Finance. We believe that Mr. Davidson’s experience as an executive in and knowledge of the payment processing industry provides him with the necessary skills to serve as an officer of the Company and enable him to provide valuable insight regarding operational issues and general industry trends.

Gregory M. Krzemien has served as the Company’s Chief Financial Officer since February 7, 2013. From 1999 to October, 2012, Mr. Krzemien served as Chief Financial Officer, Treasurer and Corporate Secretary of Mace Security International, Inc., a publicly traded company that is a manufacturer of personal defense sprays, personal protection products and electronic surveillance equipment, and the operator of a UL rated wholesale security monitoring station. From 1992 to 1999, Mr. Krzemien served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc., a publicly traded solid waste company. From 1981 to 1992 Mr. Krzemien held various positions at Ernst & Young LLP, including Senior Audit Manager from October 1988 to August 1992. Mr. Krzemien has significant experience in the areas of mergers and acquisitions, Securities and Exchange Commission reporting, strategic planning and analysis, financings, corporate governance, risk management and investor relations. Mr. Krzemien holds a B.S. Honors Degree in Accounting from the Pennsylvania State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers and directors filed such forms timely, with the exception of Messr. Shah, who filed one late report during the year ended December 31, 2014.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. Our code of conduct and ethics has been posted on our website and can be found at www.jetpay.com. Our code of conduct and ethics may also be obtained by contacting investor relations at the Company’s Corporate Offices at 1175 Lancaster Avenue, Suite 200, Berwyn, Pennsylvania, 19312. Any amendments to our code of conduct and ethics or waivers from the provisions of the code for our chief executive officer, our chief financial officer and accounting officer and all persons providing similar functions will be disclosed on our website promptly following the date of such amendment or waiver and we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. We have determined that each of Messrs. Braddock, Hammer, Lubert, Palmer, Edwards, and Michienzi, and Ms. Faro qualifies as an independent director as defined under the rules and regulations of The NASDAQ Stock Market. Our independent directors hold regularly scheduled meetings, which include sessions where only independent directors are present.

Board Leadership Structure and Role in Risk Oversight.

Mr. Shah serves as our principal executive officer and chairman of our board. We do not currently have a lead independent director. Our Board of Directors has determined that this leadership structure is appropriate as the Board believes that its other structural features, including seven independent, non-employee directors on a board consisting of eight directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.

Risk Oversight

Management is responsible for the day-to-day management of risks faced by our company, while the Board of Directors currently has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors seeks to ensure that the risk management processes designed and implemented by management are adequate. The Board of Directors also reviews with management our strategic objectives, which may be affected by identified risks, our plans for monitoring and controlling risk, the effectiveness of such plans, appropriate risk tolerance and our disclosure of risk. Our Audit Committee is responsible for periodically reviewing with management and independent auditors the adequacy and effectiveness of our policies for assessing and managing risk. The other committees of the Board of Directors also monitor certain risks related to their respective committee responsibilities. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Board Committees

Our Board of Directors has established various committees to assist it with its responsibilities. Those committees are described below.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Braddock (Chair), Edwards and Hammer, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The Nominating Committee operates pursuant to a charter that complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters. Our Nominating Committee charter has been posted on our website and can be found at www.jetpay.com. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

The Nominating Committee will consider a number of qualifications and factors relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The Nominating Committee does not have a policy with regard to consideration of candidates for directors recommended by stockholders and does not distinguish among nominees recommended by stockholders and other persons. The Nominating Committee held two meetings since its inception. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company, Peter B. Davidson, at the Company’s corporate offices at 1175 Lancaster Avenue, Suite 200, Berwyn, Pennsylvania 19312.

Audit Committee

We have established an Audit Committee of the board of directors. As required by the rules of The NASDAQ Stock Market, each of the members of our Audit Committee are able to read and understand fundamental financial statements. In addition, we consider Mr. Palmer to qualify as an “audit committee financial expert” and as “financially sophisticated,” as defined under the rules of the SEC and The NASDAQ Stock Market, respectively. Our Audit Committee operates pursuant to a charter (the “Audit Committee Charter”). Our Audit Committee charter has been posted on our website and can be found at www.jetpay.com. The audit committee’s duties, which are specified in our audit committee charter, which complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters, include:

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

Compensation Committee

Our Compensation Committee is composed of four members of our board of directors and is currently comprised of Messrs. Hammer (Chair), Edwards, and Palmer, and Ms. Faro. All of the members of our Compensation Committee are independent under the rules of The NASDAQ Stock Market, are “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to its charter (which is available at www.jetpay.com ), the Compensation Committee is charged with performing an annual review of our executive officers’ salary, incentive opportunities and equity holdings to determine whether they provide adequate incentives and motivation to the executive officers and whether they adequately compensate the executive officers relative to officers in other comparable companies.

•	Our Compensation Committee annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives, and determines the CEO’s compensation levels based on this evaluation.
•	Our Compensation Committee annually makes recommendations to our board of directors with respect to the compensation of the Corporation’s Chief Financial Officer and Vice-Chairman. In addition, our Compensation Committee has the authority to review the compensation of all of our executive officers. The CEO advises our Compensation Committee on the annual performance and appropriate levels of compensation of our executive officers (other than the CEO).
•	Our Compensation Committee has the authority to retain and terminate any compensation consultant to assist in the evaluation of director, CEO and other executive officer compensation. No compensation study was commissioned for 2014 or 2013.
•	Our Compensation Committee has the authority to form and delegate authority to subcommittees.

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Frederick S. Hammer, Chair
Donald J. Edwards
Diane (Vogt) Faro
Robert B. Palmer

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of the four independent directors listed above. During 2014, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2014, none of our executive officers served on the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Shareholder Communications

Shareholders may communicate appropriately with any and all of our directors by sending written correspondence addressed as follows:

JetPay Corporation

Attention: Board of Directors

c/o Peter B. Davidson, Secretary

1175 Lancaster Avenue, Suite 200

Berwyn, Pennsylvania 19312

Our Secretary will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our board of directors held four meetings in the past fiscal year. Meetings include both in-person and telephonic meetings. For information regarding committee meetings and composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company held its annual meeting on August 5, 2014 and five directors were in attendance.

Item 11. Executive Compensation

This discussion provides an overview of the compensation paid to our Chief Executive Officer, Vice-Chairman and Chief Financial Officer (our “Named Executive Officers”) for 2014 and 2013. The names and titles of the Company’s 2014 Named Executive Officers are:

•	Bipin C. Shah – Chairman of the Board and Chief Executive Officer
•	Peter B. Davidson – Vice-Chairman and Corporate Secretary
•	Gregory M. Krzemien – Chief Financial Officer

Overview; Risk Management

Our Compensation Committee used a comprehensive executive compensation program and philosophy during 2014.

We seek to provide total compensation packages that are competitive, tailored to the needs of the Company, and that reward our executives for their roles in creating value for our stockholders. Our goal is to be competitive in our executive compensation with other similarly situated companies in our industry. The compensation decisions regarding our executives are based on our need to attract individuals with the skills necessary to achieve our business plan, to reward our executives fairly over time, to motivate our executives to create value for our shareholders and to retain our executives who continue to perform in accordance with our expectations.

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

Our Compensation Committee periodically evaluates the philosophy and standards on which our compensation plans are based. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on us. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives.

Summary Compensation Table

The following table sets forth the compensation earned by our Named Executive Officers for the fiscal year ended December 31, 2014 and for the preceding fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Bipin C. Shah,
Chairman of the Board and	2014	300,000	50,591	4,500	355,091
Chief Executive Officer	2013	300,000	2,780	-	302,780
Peter B. Davidson,
Vice-Chairman and	2014	250,000	25,296	7,500	282,796
Corporate Secretary	2013	250,000	1,390	-	251,390
Gregory M. Krzemien,	2014	245,000	137,833	7,350	390,183
Chief Financial Officer	2013	226,468	114,861	-	341,329

(1) The amounts in this column represent the dollar amount recognized for financial statement reporting purposes (calculated in accordance with ASC Topic 718) for the years ended December 31, 2014 and 2013, for all existing stock option awards granted in 2013. There were no stock option grants to the Named Executive Officers in 2014. Assumptions used in the calculations of these amounts are included in Note 13. Shareholders’ Equity to the Company’s Audited Financial Statements for the fiscal years ended December 31, 2014 and 2013. The Company (i) granted no restricted stock awards and (ii) maintained no other long-term incentive plan for any of the Named Executive Officers, in each case during the fiscal years ended December 31, 2014 and 2013. Additionally, the Company has never issued any stock appreciation rights (SARs).

(2) The amounts in this column represent matching contributions received by the Named Executive Officer from participation in the Company’s defined contribution pension plan.

On December 12, 2013, the Compensation Committee awarded Mr. Shah and Mr. Davidson an option grant to purchase 250,000 and 125,000 shares, respectively, under the Company’s 2013 Stock Incentive Plan at an exercise price of $3.00. These options vest equally over four years on the annual anniversary date of the grant.

On August 30, 2013, as part of his offer of employment, the Compensation Committee awarded Mr. Krzemien an option grant to purchase 200,000 shares of common stock under the Company’s 2013 Stock Incentive Plan at an exercise price of $3.10, the closing price of the Company’s common stock on the date of the option grant. The option grant vested with respect to 50,000 shares immediately on the date of grant with the remainder vesting in 18 equal monthly installments.

At the 2013 annual meeting, our stockholders elected to conduct non-binding advisory votes on the compensation of the Named Executive Officers every three years. The next non-binding advisory vote on executive compensation will take place at the 2016 annual stockholders’ meeting.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our Named Executive Officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Bipin C. Shah	62,500	(1)	187,500	$3.00	12/12/23
Peter B. Davidson	31,250	(1)	93,750	$3.00	12/12/23
Gregory M. Krzemien	183,333	(2)	16,667	$3.10	8/30/23

(1)	Options granted on December 12, 2013 to Mr. Shah and Mr. Davidson vest equally over four years on the annual anniversary date of the grant.
(2)	Options granted on August 30, 2013 to M. Krzemien vested with respect to 50,000 shares immediately on the date of grant with the remainder vesting in 18 equal monthly installments.

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

Director Compensation

The following table provides summary information concerning cash and certain other compensation paid or accrued by JetPay to or on behalf of JetPay’s Board for the years ended December 31, 2014 and 2013, respectively.

DIRECTOR COMPENSATION

	Year	Fees Earned ($)	Option Awards ($)(1)	Total ($)

Richard S. Braddock	2014	10,500	-	10,500
	2013	-	5,535	5,535
Donald J. Edwards	2014	10,500	-	10,500
	2013	-	-	-
Diane (Vogt) Faro	2014	10,500	-	10,500
	2013	-	-	-
Frederick S. Hammer	2014	14,250	-	14,250
	2013	-	5,535	5,535
Jonathan M. Lubert	2014	12,000	-	12,000
	2013	-	5,535	5,535
Steven M. Michienzi	2014	12,000	-	12,000
	2013	-	-	-
Robert B. Palmer	2014	19,500	-	19,500
	2013	-	5,535	5,535

(1)	The amounts reported in this column represent the dollar amount recognized for financial statement reporting purposes (calculated in accordance with ASC Topic 718) for the year ended December 31, 2013 for stock options granted during the fiscal year ended December 31, 2013 which fully vested on the date of grant. Assumptions used in the calculation of these amounts are included in Note 13. Shareholders’ Equity to the Company’s Audited Financial Statements for the fiscal year ended December 31, 2014 and 2013. As of December 31, 2014, each of Messrs. Braddock, Hammer, Lubert and Palmer holds 10,000 options to purchase shares of common stock of the Company.

Through December 31, 2013, the Company’s directors were not provided cash compensation for their services other than reimbursement for out-of-pocket expenses. Effective April 1, 2014, the Compensation Committee approved a plan which the Board ratified to provide cash compensation to the non-employee directors of the Company for their service. The plan includes: a $10,000 annual retainer to be paid in quarterly installments in arrears; a $1,000 fee to each non-employee director for each board meeting attended in person or by teleconference; and a $500 fee to each non-employee director for each board committee meeting attended in person or by teleconference. Additionally, an annual retainer fee of $5,000 will be paid to the Chairman of the Compensation Committee and a $10,000 annual retainer fee will be paid to the Chairman of the Audit Committee. The fees for Messrs. Edwards and Michienzi were paid to their employer, Flexpoint Ford, LLC.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid in a taxable year to our Chief Executive Officer and the three highest paid executive officers (excluding the Chief Financial Officer). We consider the impact of this deductibility limit on the compensation that we intend to award, and attempt to structure compensation such that it is deductible when appropriate. However, we may exercise discretion to award compensation that is not fully deductible under Code Section 162(m) when it is in the best interests of the Company or is otherwise appropriate, such as in order to recruit and retain key executives. For 2013 and 2014, the Company was entitled to a deduction for all compensation paid to our Named Executive Officers.

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

The following table sets forth certain information regarding the Company’s 2013 Stock Incentive Plan as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2013 Stock Incentive Plan	1,401,250	$3.02	598,750
Equity compensation plans not approved by stockholders	-	$-	-
Total	1,401,250	$3.02	598,750

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 28, 2015 regarding ownership of shares of JetPay common stock by the following persons:

•	each person who is known to JetPay to own beneficially more than 5% of the outstanding shares of JetPay common stock, based upon JetPay’s records or the records of the SEC;
•	each director of JetPay;
•	each Named Executive Officer; and
•	all directors and executive officers of JetPay, as a group.

Unless otherwise indicated, to JetPay’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of JetPay common stock. Unless otherwise indicated, the address of the holder is c/o the Company, 1175 Lancaster Avenue, Suite 200, Berwyn, Pennsylvania 19312.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned (12)
5% or Greater Stockholders:
Flexpoint Fund II, L.P. (1)	9,133,300	39.7%
WLES, L.P. (2)	3,666,667	26.4%
Ira Lubert (3)	1,009,098	7.3%
R8 Capital Partners, LLC	274,819	2.0%
Wellington Management Company, LLP (4)	1,150,428	8.3%
Michael Collester (5)	1,640,000	11.8%
C. Nicholas Antich (6)	972,173	7.0%
Carol A. Antich (6)	972,173	7.0%
Mendota Insurance Company	254,443	1.8%
Bipin C. Shah Trust U/A dated July 31, 2001 (9)	733,171	5.3%

Directors and Named Executive Officers:
Donald J. Edwards (1)	9,133,300	39.7%
Bipin C. Shah (7)(8)	421,196	3.0%
Peter B. Davidson (7)(9)	198,745	1.4%
Gregory M. Krzemien (11)	200,000	1.4%
Jonathan M. Lubert (7)(10)	146,576	1.1%
Frederick S. Hammer (7)(10)	43,180	*
Robert B. Palmer (7)(10)	43,180	*
Richard S. Braddock (7)(10)	43,180	*
Steven M. Michienzi	-	*
Diane (Vogt) Faro	500	*
All current directors and executive officers as a group (10 persons)	10,229,857	43.8%

* Represents less than 1%

(1)	The business address of Flexpoint is 676 N. Michigan Avenue, Suite 3300, Chicago, IL 60611. The general partner of Flexpoint Fund II, L.P. is Flexpoint Management II, L.P., of which the general partner is Flexpoint Ultimate Management II, LLC. The sole managing member of Flexpoint Ultimate Management II, LLC is Donald J. Edwards. Represents 9,133,300 shares subject to conversion of Preferred Stock at the holder’s option.
(2)	The business address of WLES, L.P. is 3361 Boyington Drive, Carrollton, TX 75006. The general partner of WLES, L.P. is Transaction Guy & The Triumphant Ones, LLC a Texas limited liability company. The controlling members of the general partnership are Trent R. Voigt and Sue Lynn Voigt, husband and wife and individual residents of the State of Texas.
(3)	The business address of the individual is 2929 Arch Street, 29th Floor, and Philadelphia, PA 19104. Excludes 107,314 shares of common stock eligible to be purchased by Wellington at their option under Note 4. Ira Lubert is the father of Jonathan M. Lubert.
(4)	Based solely on the information contained in Schedule 13D filed by Wellington Management Company, LLP on January 10, 2013. The business address of the entity is 80 Congress Street, Boston, Massachusetts 02210. Assumes that the exclusion of 386,811 shares of common stock issuable upon exercise of options held by certain investment advisory clients and 616,500 shares subject to conversion of Preferred Stock at the holder’s option because each of the options provides that the holder thereof does not have the right to exercise the option to the extent (but only to the extent) that such exercise would result in it or any of its affiliates beneficially owning more than 9.9% of the common stock.
(5)	The business address of the individual is 136 East Watson Avenue, Langhorne, PA 19047.
(6)	The business address of each of the individuals is 3939 West Drive, Center Valley PA 18034. Includes 204,420 shares owned by Mr. C. Nicholas Antich, 204,420 shares owned by Mrs. Carol A. Antich, the wife of Mr. C. Nicholas Antich, 537,813 shares owned by Mr. C. Nicholas Antich and Carol A. Antich, as Tenants by the Entireties and 25,520 shares owned by Brittany N. McCausland Trust u/a 2/17/99, of which Mr. and Mrs. Antich are the trustees and on whose behalf Mr. and Mrs. Antich have the right to act.
(7)	Excludes share of common stock eligible to be purchased by Wellington at their option under Note 4 above, as follows: Bipin C. Shah 189,035 shares, Peter B. Davidson 35,502 shares, Jonathan M. Lubert 26,828 shares, and Messrs Frederick S. Hammer, Robert B. Palmer, and Richard S. Braddock 7,033 share each.
(8)	Includes 62,500 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2015.
(9)	Includes 31,250 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2015.
(10)	Includes 10,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2015.
(11)	Includes 200,000 shares of common stock subject to an outstanding option that is exercisable within 60 days of February 25, 2015.
(12)	Percentage calculations based on 13,863,823 shares outstanding on February 28, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 7, 2013, we issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2016, as extended, and bears interest at an annual rate of 4% with interest expense of $20,369 and $11,318 recorded in the years ended December 31, 2014 and 2013, respectively. The transaction was approved upon resolution and review by our Audit Committee of the terms of the note to ensure that such terms were no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is currently approximately $41,700 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $516,500 for each of the years ended December 31, 2014 and 2013.

JetPay Payment Processing retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $36,000 for each of the years ended December 31, 2014 and 2013, respectively.

The above transactions with respect to JetPay Payroll Services and JetPay Payment Services were approved prior to the Completed Acquisitions. Going forward, all related party transactions with respect to such entities will be reviewed and approved by our Audit Committee to ensure that the terms of such transactions are no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

In connection with the closing of the JetPay, LLC acquisition, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $117,860 for both the years ended December 31, 2014 and 2013. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, we and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. We initiated transaction business under this agreement beginning in April 2014 with $291,000 of revenue earned from JetPay Solutions, LTD for the year ended December 31, 2014.

On March 28, 2014, we entered into a Securities Purchase Agreement (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, we received gross aggregate proceeds of $1.0 million, prior to issuance costs of $25,000, and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC award.

On October 31, 2014, following the unanimous consent of our Audit Committee, we entered into a letter agreement with WLES, an entity owned by Trent Voigt, that governs the distribution of any proceeds received in connection with the Direct Air matter. The Letter Agreement provides that subject to certain exceptions, after each of the Company and WLES receive out-of-pocket expenses and chargeback losses incurred subsequent to the consummation of the Completed Transactions and prior to the consummation of the Completed Transactions, respectively, each of the parties will share in any proceeds received pro rata.

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

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

The Company was billed $231,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2014 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each calendar quarter of 2014.

The Company was billed $307,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2013 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each calendar quarter of 2013. The 2013 fees noted above included $57,300 for service rendered in connection with JetPay’s Registration Statement on Form S-3 (“S-3”) and related S-3 amendments.

Audit-Related Fees

During the years ended December 31, 2014 and 2013, we did not incur any audit-related fees.

Tax Fees

During the years ended December 31, 2014 and 2013, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the years ended December 31, 2014 and 2013, there were no fees billed for other matters by our independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee approved all of the Company’s Audit Related Fees, Tax Fees and All Other Fees incurred by the Company in 2014 and 2013.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 88 of this report.

JetPay Corporation
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of JetPay Corporation

We have audited the accompanying consolidated balance sheets of JetPay Corporation and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetPay Corporation and its Subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp
New York, NY
March 25, 2015

JetPay Corporation
Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,359	$4,799
Restricted cash	1,386	121
Accounts receivable, less allowance for doubtful accounts	2,634	2,089
Settlement processing assets	18,893	18,876
Prepaid expenses and other current assets	828	614
Current assets before funds held for clients	29,100	26,499
Funds held for clients	40,833	32,521
Total current assets	69,933	59,020
Property and equipment, net	1,226	1,252
Goodwill	41,760	31,166
Identifiable intangible assets, net of accumulated amortization of $4,620 and $2,241 at December 31, 2014 and 2013, respectively	26,892	22,811
Deferred financing costs, net of accumulated amortization of $4,376 and $2,058 at December 31, 2014 and 2013, respectively	89	2,335
Other assets	4,502	5,151
Total assets	$144,402	$121,735

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,571	$10,674
Accounts payable and accrued expenses	9,153	12,154
Settlement processing liabilities	18,024	18,140
Deferred revenue	520	501
Derivative liability	-	380
Other current liabilities	3,250	1,724
Current liabilities before client fund obligations	32,518	43,573
Client fund obligations	40,833	32,521
Total current liabilities	73,351	76,094
Long-term debt and capital lease obligations, net of current portion	14,795	8,071
Deferred income taxes	284	239
Other liabilities	1,411	109
Total liabilities	89,841	84,513

Commitments and Contingencies

Redeemable Convertible Preferred Stock:
Redeemable convertible Series A and Series A-1 preferred stock, $300.00 par value per share, 97,498 and 33,333 total shares issued and outstanding at December 31, 2014 and 2013, respectively. (liquidation preference of $58,500 at December 31, 2014)	29,779	8,221

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 97,498 and 33,333 shares of Series A and Series A-1 redeemable convertible preferred stock at December 31, 2014 and 2013, respectively)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 13,863,823 and 11,529,094 issued and outstanding at December 31, 2014 and 2013, respectively	14	12
Additional paid-in capital	43,942	41,305
Accumulated deficit	(19,174)	(12,316)
Total Stockholders’ Equity	24,782	29,001
Total Liabilities and Stockholders’ Equity	$144,402	$121,735

The accompanying notes are an integral part of these financial statements.

JetPay Corporation

Consolidated Statements of Operations

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2014	2013

Processing revenues	$33,447	$30,905
Cost of processing revenues	19,993	18,417

Gross profit	13,454	12,488

Selling, general and administrative expenses	12,140	11,745
Change in fair value of contingent consideration liability	(10)	(690)
Amortization of intangibles	2,379	2,241
Depreciation	387	388

Operating loss	(1,442)	(1,196)

Other expenses (income)
Interest expense	1,692	2,215
Amortization of deferred financing costs	2,321	2,058
Amortization of debt discounts and conversion options	1,568	1,510
Change in fair value of derivative liability	(380)	(2,050)
Other income	(7)	(10)

Loss before income taxes	(6,636)	(4,919)

Income tax expense	222	39

Net loss	(6,858)	(4,958)
Accretion of convertible preferred stock	(2,358)	(360)

Net loss applicable to common stockholders	$(9,216)	$(5,318)

Basic and diluted loss per share applicable to common stockholders	$(0.76)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	12,080,151	11,525,943

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share information)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance at December 31, 2012	11,519,094	$12	$39,934	$(7,358)	$32,588

Common shares issued as compensation	10,000	-	37	-	37
Stock-based compensation expense	-	-	194	-	194
Beneficial conversion feature on convertible preferred stock	-	-	1,500	-	1,500
Accretion of convertible preferred stock to redemption value	-	-	(360)	-	(360)
Net loss	-	-	-	(4,958)	(4,958)
Balance at December 31, 2013	11,529,094	$12	$41,305	$(12,316)	$29,001

Common shares issued for acquisition	2,000,000	2	3,658	-	3,660
Common shares issued for cash	333,333	-	975	-	975
Common shares issued as compensation	1,396	-	6	-	6
Stock-based compensation expense	-	-	356	-	356
Accretion of convertible preferred stock to redemption value	-	-	(2,358)	-	(2,358)
Net loss	-	-	-	(6,858)	(6,858)
Balance at December 31, 2014	13,863,823	$14	$43,942	$(19,174)	$24,782

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2014	2013
Operating Activities
Net loss	$(6,858)	$(4,958)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	387	388
Stock-based compensation	356	194
Common stock issued as compensation	6	37
Amortization of intangibles	2,379	2,241
Provision for losses on receivables	-	27
Amortization of deferred financing costs	2,321	2,058
Amortization of debt discounts and conversion options	1,568	1,510
Change in fair value of contingent consideration liability	(10)	(690)
Change in fair value of derivative liability	(380)	(2,050)
Loss on disposal of fixed assets	245	-
Change in operating assets and liabilities
Restricted cash	(1,265)	4
Accounts receivable	(25)	953
Settlement processing assets and obligations, net	(133)	(736)
Prepaid expenses and other current assets	(120)	133
Other assets	649	(1,368)
Deferred revenue	19	31
Accounts payable, accrued expenses and other liabilities	(3,635)	3,323
Net cash (used in) provided by operating activities	(4,496)	1,097

Investing Activities
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client fund obligations	(8,312)	11,692
Acquisition of business, net of $250,000 cash acquired	(10,815)	-
Purchase of property and equipment	(416)	(258)
Proceeds on sale of property and equipment	9	1
Cash and cash equivalents released from trust	-	1,948
Net cash (used in) provided by investing activities	(19,534)	13,383

Financing Activities
Payments on long-term debt	(11,321)	(7,370)
Trust funds paid to redeeming stockholders	-	(1,948)
Proceeds from long-term debt and notes payable	7,500	592
Deferred financing fees associated with new borrowings	(76)
Net increase (decrease) in client funds obligations	8,312	(11,692)
Proceeds from issuance of common stock, net of issuance costs	975	-
Proceeds from sale of preferred stock, net of issuance costs	19,200	9,361
Proceeds from note payable to affiliate	-	72
Repayment of note payable to affiliate	-	(87)
Net cash provided by (used in) financing activities	24,590	(11,072)

Net increase in cash and cash equivalents	560	3,408
Cash and cash equivalents, beginning	4,799	1,391
Cash and cash equivalents, ending	$5,359	$4,799

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Years Ended December 31,
	2014	2013

Supplement disclosure of cash flow information:
Cash paid for interest	$1,552	$1,783
Cash paid for taxes	$461	$149

Supplement disclosure of non-cash financing activity:
Acquisition of equipment under capital lease	$171	$-

Summary of non-cash investing and financing activities:
Beneficial conversion feature-convertible preferred stock	$-	$1,500
Measurement period adjustment	$-	$222
Deferred financing fees	$76	$-
Deferred consideration	$2,170	$-
Contingent consideration	$400	$-
Additional tax adjustment consideration	$50	$-

Fair value of assets acquired	$17,898	$-
Cash paid	$(11,067)	$-
Fair value of company stock issued	$(3,660)	$-
Fair value of deferred consideration	$(2,170)	$-
Contingent consideration	$(400)	$-
Liabilities assumed	$601	$-

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes To Consolidated Financial Statements

Note 1.   Organization and Business Operations

Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to JetPay Corporation (the “Company” or “JetPay”) with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013.

The Company currently operates in two business segments, the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings and the JetPay Payroll Segment, which is a full-service payroll and related payroll tax payment processor, and a provider of human resource, time and labor management, and other payroll related services. The Company also initiated operations of JetPay Card Services in the fourth quarter of 2013, a division which is focused on providing low-cost money management and payment services to un-banked and under-banked employees of our business customers. The activity within the JetPay Card Services division was not material for the years ended December 31, 2014 and 2013. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (or “JetPay Payment Services”), A D Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012. Additionally, on November 7, 2014, the Company acquired ACI Merchant Systems, LLC (“ACI”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. See Note 2. Business Acquisitions.

The Company was incorporated in Delaware on November 12, 2010 as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. Until the completion of the initial acquisitions on December 28, 2012, the Company’s efforts were limited to organizational activities, its initial public offering (the “Offering”) and the search for suitable business acquisition transactions.

Effective December 28, 2012, the Company changed its fiscal year end from September 30 to December 31. The consolidated financial statements as of December 31, 2013 include the accounts of JetPay and its wholly owned subsidiaries, JetPay, LLC and ADC. Additionally, the consolidated financial statements also include the accounts of ACI since ACI’s acquisition date, November 7, 2014. All significant inter-company transactions and balances have been eliminated in consolidation.

In order to fund its working capital requirements, the Company expects that the historic cash flow of the acquired companies will provide sufficient liquidity to meet its current operating requirements. The Company believes that the investments made by JetPay in its technology, infrastructure, and sales staff will generate cash flows sufficient to cover its working capital needs. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ended December 31, 2015 include, but are not limited to: principal and interest payments on long-term debt of approximately $2.6 million, $2.0 million of unpaid deferred consideration originally due to the stockholders of ADC on December 28, 2014, and $1.2 million of deferred consideration due to the unitholders of ACI on April 10, 2015. The Company expects to fund its cash needs, including capital required for acquisitions and capital expenditures, with cash flow from its operating activities, equity investments and borrowings. As disclosed in Note 12. Redeemable Convertible Preferred Stock, from October 11, 2013 to December 31, 2014, the Company was successful in selling 91,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to affiliates of Flexpoint Ford, LLC (“Flexpoint”) for an aggregate of $27.4 million, less certain costs, and it has an agreement to potentially sell an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional combined $13.45 million will be principally used as partial consideration for future acquisitions. If the Company is unable to raise additional capital, it may need to limit its future growth plans.

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

On December 28, 2012, JP Merger Sub, LLC merged with and into JetPay, LLC, with JetPay, LLC surviving such merger. In connection with the closing, the Company paid approximately $6.9 million in cash to WLES, LP (“WLES”), JetPay, LLC’s sole member, and issued a $2.3 million unsecured promissory note to WLES. This promissory note was recorded at its fair value of $1.49 million. Additionally, the Company issued 3,666,667 shares of its common stock, par value $0.001 (“Common Stock”), to WLES, 3,333,333 of which were deposited in an escrow account to secure certain obligations of WLES. See Note 15. Commitments and Contingencies. The stock consideration was valued at $19.25 million at the date of acquisition. The cash consideration payable to JetPay, LLC was also subject to certain adjustments relating to the net working capital, cash and indebtedness of JetPay, LLC and its subsidiaries. In addition to the consideration paid at closing, WLES, through December 28, 2017, is entitled to receive 833,333 shares of the Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5,000,000 in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This cash and stock contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012, respectively. The fair value of the cash contingent consideration was $0 at December 31, 2014. See Note 3. Summary of Significant Accounting Policies. The acquisition of JetPay, LLC provides the Company a base operation for providing merchant card processing services and the ability to cross-market to its merchant card processing services to its ADC payroll client base.

On December 28, 2012, ADC Merger Sub, Inc. merged with and into ADC, with ADC surviving such merger. In connection with the closing, the Company paid $16.0 million in cash and issued 1.0 million shares of its Common Stock to the stockholders of ADC valued at $5.25 million at the date of acquisition. Additionally, the Company paid consideration of $324,000 related to working capital and tax adjustments. On December 28, 2014, the ADC stockholders were entitled to receive an additional $2.0 million in cash consideration. The $2.0 million of deferred consideration was recorded as a non-current liability as of the date of acquisition of $1.49 million representing the estimated fair value of this future payment utilizing a 16% discount rate. The fair value of the deferred consideration was $2.0 million at December 31, 2014 and is recorded as a current liability. The acquisition of ADC provides a base operation to the Company for providing payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services to its JetPay, LLC customer base.

On November 7, 2014, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ACI and Michael Collester and Cathy Smith, pursuant to which the Company acquired all of the outstanding equity interests of ACI from Michael Collester and Cathy Smith. ACI is an independent sales organization specializing in relationships with banks, credit unions, and other financial institutions, as well as industry association relationships.

In connection with the closing, the Company paid an aggregate of $11.0 million in cash, adjusted as set forth herein, and issued 2.0 million shares of its Common Stock to the members of ACI with a value of approximately $3.7 million on the date of acquisition. The ACI unitholders are entitled to receive additional cash consideration of $1.2 million on April 10, 2015 and a further cash payment of $1.2 million on April 10, 2016. The $2.4 million of deferred consideration was recorded at $2.17 million, valuing the estimated fair value of the 2016 future payment utilizing a 16% discount rate. Additionally, ACI’s unitholders are entitled to earn up to an additional $500,000 based on the net revenue of ACI for the twelve month periods ending October 31, 2015 and 2016. This cash consideration, recorded as a non-current liability, was valued at $400,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent cash consideration was $400,000 at December 31, 2014. See Note 3. Summary of Significant Accounting Policies. The Company is also obligated to reimburse the members of ACI for certain tax obligations estimated at $50,000. The acquisition of ACI provides the Company with additional expertise in selling debit and credit card processing services into this channel, as well as a base operation to sell its payroll and related payroll tax processing and payment services to its clients and provides the Company the ability to cross-market its payroll payment services and its prepaid card services to ACI’s customer base.

The fair value of the identifiable assets acquired and liabilities assumed in the ACI acquisition as of the acquisition date include: (i) $250,000 cash, (ii) $521,000 for accounts receivable; (iii) $46,000 for prepaid expenses and other assets; (iv) $27,000 for fixed assets; (v) the assumption of $601,000 of liabilities; and (vi) the remainder, or approximately $17.1 million, allocated to goodwill and other identifiable intangible assets. Within the $17.1 million of acquired intangible assets, $10.6 million was assigned to goodwill, which is not subject to amortization expense under U.S. GAAP. The Company expects to deduct for tax purposes substantially all of its goodwill. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of ACI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll processing and prepaid card services to ACI’s customer base as well as offering merchant credit card processing services to the Company’s ADC payroll customer base. The remaining intangible assets were assigned to customer relationships for $6.3 million, software costs of $100,000, and tradename for $60,000. The Company determined that the fair value of non-compete agreements were immaterial. Customer relationships, software costs, and trade name were assigned a life of 8.5, 2 and 3 years, respectively.

Assets acquired and liabilities assumed in the ACI acquisition were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations of the business acquired by the Company have been included in the statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

The allocation of the ACI purchase price and the estimated fair market values of the ACI assets acquired and liabilities assumed are shown below (in thousands):

Cash	$250
Accounts receivable	521
Prepaid expenses and other assets	46
Property and equipment, net	27
Goodwill	10,594
Identifiable intangible assets	6,460
Total assets acquired	17,898

Accounts payable and accrued expenses	601
Total liabilities assumed	601
Net assets acquired	$17,297

Unaudited pro forma results of operations for the years ended December 31, 2014 and 2013 as if the Company and ACI had been combined on January 1, 2013 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Years Ended December 31,
	2014	2013
	(in thousands)
Revenues	$39,110	$37,532
Operating (loss) income	$(318)	$95
Net loss	$(9,424)	$(5,565)
Net loss per share (basic and diluted)	$(0.68)	$(0.41)

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Independent Sales Organization (“ISO”) clients. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of merchant contracts or contracts with ISOs for whom it processes credit and debit card transactions for the ISO’s merchant customers, revenue is primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of the Company’s merchant contract and ISO merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. The impact of this change resulted in an increase in revenues and cost of revenues of approximately $1.54 million in the year ended December 31, 2014 as compared to 2013. In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and ISO merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $306,000 and $262,000 were recorded as of December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, accounts receivable, prepaid expenses and other current assets, funds held for clients, other assets, accounts payable and accrued expenses, deferred revenue, other current liabilities and client fund obligations, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, settlement processing assets and funds held for clients. The Company’s cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will conduct its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2014. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2014.

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

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the Flexpoint Series A Preferred Stock and the Wellington Series A-1 Preferred Stock of 9,133,300 and 616,500 common shares, respectively, at December 31, 2014, and the effect of 466,656 exercisable stock options granted under the Company’s Stock Incentive Plan at December 31, 2014 have been excluded from the loss per share calculation for the year ended December 31, 2014 in that the assumed conversion of these options would be anti-dilutive. As to the year ended December 31, 2013, the dilutive effect of the conversion option in the $10 million Secured Convertible Promissory Notes Payable (the “Notes”) of 3,333,333 shares, the effect of the conversion option in the Flexpoint Series A Preferred Stock of 3,333,333, and the effect of 104,167 exercisable stock options granted under the Company’s Stock Incentive Plan at December 31, 2013 have been excluded from the loss per share calculation in that the assumed conversion of the options would be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does review the terms of the convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound derivative instrument.

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

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$-	$-	$-	$-
Contingent consideration	$1,240	$-	$-	$1,240
Totals	$1,240	$-	$-	$1,240

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
		(in thousands)

Derivative liabilities	$380	$-	$-	$380
Contingent consideration	$850	$-	$-	$850
Totals	$1,230	$-	$-	$1,230

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2014	2013
	(in thousands)

Beginning balance	$1,230	$3,650
Change in fair value of derivative liability	(380)	(1,730)
Change in fair value of contingent cash consideration	(10)	(690)
ACI contingent cash consideration	400	-
Totals	$1,240	$1,230

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

The Level 3 financial liabilities are the result of recording the Completed Transactions, the ACI acquisition and related debt instruments as more fully described below.

In connection with the debt proceeds received under the $10 million Convertible Promissory Notes (the “Notes”), the Company recorded a derivative liability of $2.1 million on its consolidated balance sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability was classified within Level 3 of the fair value hierarchy because it was valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at December 31, 2014 of $0 is the result of the notes being paid in full on December 31, 2014. The change in fair value of this derivative liability of $380,000 and $1.7 million for the year ended December 31, 2014 and 2013, respectively, is recorded within other expenses (income) in the Company’s consolidated statements of operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, through December 28, 2017, is entitled to receive 833,333 shares of Common Stock if the trading price of the Common Stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the Common Stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 on the JetPay, LLC acquisition date, remains unchanged at December 31, 2014 as a result of this component being recorded as equity. The fair value at December 31, 2014 of the cash-based contingent consideration, valued at $0 was determined using a binomial option pricing model. The following assumptions were utilized in the December 2014 calculations: risk free interest rate: 1.10%; dividend yield: 0%; term of contingency of 3.0 years; and volatility: 23.4%.

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

In addition to the consideration paid upon closing of the ACI acquisition, the previous unitholders are entitled to receive up to an additional $500,000 if certain net revenue goals are achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future net revenue growth and discounting the associated cash consideration payments at their present values using a credit-risk adjusted discount rate of 16.0%. The key assumptions in applying the Monte Carlo simulation included expected net revenue growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption. The contingent consideration was recorded as a non-current liability at December 31, 2014.

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

As of December 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2014 and 2013. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

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

Note 4.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$130	$103
Additions (charged to expense)	-	27
Deductions	(120)	-
Balance at end of period	$10	$130

Note 5.   Property and Equipment, net of Accumulated Depreciation

	As of December 31,
	2014	2013
	(in thousands)

Leasehold improvements	$384	$327
Equipment	811	507
Furniture and Fixtures	252	195
Computer Software	121	414
Vehicles	182	197
Assets in Progress	152	-
Total property and equipment	1,902	1,640
Less: Accumulated depreciation	(676)	(388)
Property and equipment, net	$1,226	$1,252

Property and equipment at December 31, 2014 included $157,900 of computer equipment, net of $13,600 of accumulated depreciation that is subject to a capital lease obligation

Depreciation expense was $387,000, and $388,000 for the years ended December 31, 2014 and 2013, respectively.

Note 6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014, is as follows (in thousands):

Balance at January 1, 2013	$30,944
Measurement period adjustment	222
Balance at December 31, 2013	$31,166
Acquisition of ACI	10,594
Balance at December 31, 2014	$41,760

The measurement period adjustment of $222,000 in 2013 relates to the recording of an obligation to compensate a note holder for the estimated negative tax consequences resulting from the Company assuming a note as part of the JetPay, LLC acquisition, which was not repaid until 2013.

Note 7.   Identifiable Intangible Assets

	As of December 31,
	2014	2013
	(in thousands)
Amortized intangible assets:
Software	$4,750	$4,650
Customer relationships	24,912	18,612
Tradename	310	250
Total amortized intangible assets	29,972	23,512
Less: Accumulated amortization	4,620	2,241
Total amortized intangibles, net	25,352	21,271
Non-Amortized intangible assets:
Tradenames	1,540	1,540
Total identifiable intangible assets	$26,892	$22,811

Amortization expense was $2.38 million and $2.24 million for the years ended December 31, 2014 and 2013, respectively. The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31, (in thousands):

2015	$3,062
2016	$2,934
2017	$2,928
2018	$2,898
2019	$2,898
Thereafter	$10,632

The weighted average useful life of amortizing intangible assets was 10.8 years at December 31, 2014.

Note 8.   Deferred Financing Costs

At December 28, 2012 in connection with securing certain debt financing to consummate the Completed Transactions, the Company incurred a total of $4.4 million in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4.4 million relates to certain of our founding stockholders agreeing to transfer 832,698 shares of Common Stock that they personally acquired prior to the Initial Public Offering (the “Offering”) to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company recorded a $4.4 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million and the $7.5 million term loans payable to Metro Bank, the Company incurred and recorded $23,000 and $76,000 of deferred financing costs, respectively. Amortization of deferred financing costs was $2.32 million and $2.06 million for the years ended December 31, 2014 and 2013, respectively. Unamortized deferred financing costs were $89,000 and $2.3 million at December 31, 2014 and 2013, respectively.

Note 9.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Trade accounts payable	$1,828	$2,105
Contingency accrual	-	2,811
ACH clearing liability	2,146	1,554
Accrued compensation	1,233	1,157
Accrued agent commissions	758	728
Related party payables	70	115
Other	3,118	3,684
Total	$9,153	$12,154

Note 10.   Notes Payable to Stockholders

From December 2010 through December 2012, the Company issued a series of principal amount unsecured promissory notes to UBPS Services, LLC, an entity controlled by Mr. Shah, Chief Executive Officer and Chairman of the Company, totaling $425,880. These notes were non-interest bearing and, except for $15,000, were paid upon consummation of the Completed Transactions. The remaining note balance of $15,000 was paid on October 15, 2013.

Note 11.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Secured convertible notes payable to various note holders, interest rates of 12.0% payable quarterly, notes matured on December 31, 2014, and were collateralized by a first lien security interest in the equity interests of JetPay, LLC. Note amount excludes unamortized discount for conversion option and derivative liability of $0 and $1.12 million at December 31, 2014 and 2013, respectively.	$-	$8,883

Term loan payable to Metro Bank (or “Metro”), interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	6,425	7,714

Term loan payable to Metro Bank, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest, maturing November 7, 2021, collateralized by the assets and equity interests of ACI Merchant Systems, LLC.	7,500	-

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $552,424 and $705,770 at December 31, 2014 and 2013, respectively. See Note 16. Related Party Transactions.	1,779	1,626

Unsecured promissory notes payable to stockholders, interest rate of 4% payable at maturity, note principal due September 30, 2016. See Note 16. Related Party Transactions.	492	492

Capital lease obligation related to computer equipment at JetPay, LLC, interest rate of 5.55%, due in monthly lease payments of $4,114, maturing in May 2017, collateralized by equipment.	154	-

Various other debt instruments related to vehicles at ADC.	16	30
	16,366	18,745
Less current portion	(1,571)	(10,674)
	$14,795	$8,071

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc., (collectively, the “Note Investors”) pursuant to which, we issued $10 million in promissory notes secured by 50% of our ownership interest in JetPay, LLC. In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrued interest at a rate of 12% per annum. The Notes were not converted into common stock of the Company, and accordingly, matured and were paid in full on December 31, 2014. The Notes were not pre-payable. Pursuant to the Notes, the Note Investors were entitled to convert all or any amounts outstanding under the Notes into shares of our common stock at a conversion price of $3.00 per share, adjusted from $5.15 per share as a result of the initial closing of the Series A Preferred to Flexpoint on October 11, 2013.

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

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank, as the lender for a term loan with a principal amount of $9 million. Amounts outstanding under the notes accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We are in compliance with the covenant requirements as of December 31, 2014.

On November 7, 2014, ACI, as borrower, entered into the ACI Loan and Security Agreement with Metro Bank as the lender for a term loan with a principal amount of $7.5 million. Amounts outstanding under the notes accrue interest at a rate of 5.25% per annum. The loan matures on November 7, 2021 and amortizes in equal monthly installments of $104,167 over six years beginning in the month following the first anniversary of the Loan and Security Agreement. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The term loan is guaranteed by the Company and ADC, and is secured by all the assets of ACI, an assignment of an equity interest in ACI’s merchant residual contracts, as well as a pledge by JetPay of its equity interest in ACI. The ACI Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrower is also subject to financial covenants related to their debt coverage ratio, total leverage ratio during the term of the loan and certain minimum Earnings before Interest, Taxes, Depreciation, and Amortization in 2015. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We are in compliance with the covenant requirements as of December 31, 2014.

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

Maturities of long-term debt, excluding fair value and conversion option debt discounts, are as follows: 2015 – $1.6 million; 2016 – $3.1 million; 2017 – $4.9 million; 2018 – $2.5 million; 2019 – $2.5 million and $2.3 million thereafter.

Note 12.    Redeemable Convertible Preferred Stock

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million, and 33,333 shares on December 28, 2014 for $10.0 million. The proceeds of the initial $10.0 million investment were used to retire the Ten Lords, Ltd. note payable of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the $1.4 million investment were used to satisfy a portion of the EarlyBirdCapital, Inc. Award. See Note 15– Commitments and Contingencies. As a result of the Award, the Company was not able to satisfy one of the conditions to closing of the $1.4 million Series A Preferred purchase. Although Flexpoint agreed to waive this condition at the closing, for any subsequent closing of the Series A Preferred, the Company will need to seek a waiver of the failure of this condition from Flexpoint. The November 7, 2014 $6.0 million proceeds were used as partial consideration for the acquisition of ACI and the proceeds of the December 28, 2014 $10.0 million investment were used to redeem the Secured Convertible Promissory Notes that matured on December 31, 2014.

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

Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million.  The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consists of $10.0 million worth of shares of Series A Preferred that was issued on October 11, 2013. Tranche B consists of up to $10.0 million worth of shares of Series A Preferred, which Flexpoint was obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company is able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  The Series A Preferred under Tranche B was issued on December 28, 2014. Tranche C consists of up to $20.0 million worth of shares of Series A Preferred ($12.6 million remaining available at December 31, 2014), which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Preferred Wellington for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014. Additionally, the Company issued 1,350 shares of Series A-1 Preferred on November 20, 2014 for $405,000, and 2,250 shares on December 31, 2014 for $675,000. Under the Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. The proceeds of the total investment of $1.85 million by Wellington will be used for general corporate purposes. The Series A-1 Preferred will be convertible into shares of the Company’s Common Stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred”). The Preferred Stock can be converted into that number of shares of Common Stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially will be $3.00. The conversion price of the series A-1 Preferred is subject to downward adjustment upon the occurrence of certain events as defined in the Securities Purchase Agreement. Additionally, Wellington will have the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint.

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

The Company considered the guidance of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives, in determining the accounting treatment for the convertible preferred stock instrument. The Company considered the economic characteristics and the risks of the host contract based on the stated and implied substantive terms and features of the instrument; including, but not limited to, its redemption features, voting rights, and conversions rights; and determined that the terms of the preferred stock were more akin to an equity instrument than a debt instrument. The Series A Preferred shares are subject to redemption, at the option of the holder, on or after the fifth anniversary of their original purchase. Accordingly, the convertible preferred shares have been classified as temporary equity in the Company’s consolidated balance sheets. Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. There was no beneficial conversion feature upon the 2014 issuance of Series A Preferred to Flexpoint and Series A-1 Preferred to Wellington as a result of the price of the Company’s stock at the dates of the closings being below the conversion price of the preferred shares. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s consolidated statement of changes in stockholders’ equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s consolidated statements of operations when presenting basic and dilutive per share information. Accretion for the years ended December 31, 2014 and 2013 was $2.4 million and $360,000, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Series A Preferred; ii) the Company breaches the Securities Purchase Agreement after the Initial Closing, and such breach has not been cured with thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under either the Secured Convertible Note Agreement, the Loan and Security Agreement, dated as of December 28, 2012 by and among ADC, PTFS and Metro Bank, or the Loan and Security Agreement dated as of November 7, 2014 by and among ACI and Metro Bank, and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 13.    Shareholders’ Equity

Common Stock

On April 26, 2013, the Company issued 10,000 shares of Common Stock, with a fair value of approximately $37,400, as compensation to a consultant for services rendered. Additionally, on January 30, 2014, the Company issued 1,396 shares of Common Stock with a fair market value of approximately $6,000, as additional compensation to a consultant for services rendered.

On March 28, 2014, the Company entered into a Securities Purchase Agreement (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, the Company received gross aggregate proceeds of $1.0 million, prior to issuance costs of $25,000, and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC award.

On November 7, 2014, the Company issued 2,000,000 shares of the Company’s Common Stock in connection with the acquisition of ACI. Based upon certain representations the members of ACI made to the Company, the issuance of the Common Stock to the members of ACI was consummated in reliance upon Rule 505 of Regulation D of the Securities Act of 1933, as amended.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2014 and 2013, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 325,000 shares of Common Stock under the Plan during the three months ended September 30, 2013, all at an exercise price of $3.10 per share, options to purchase 675,000 shares of Common Stock during the three months ended December 31, 2013, all at an exercise price of $3.00 per share, and options to purchase 445,000 shares of Common Stock during the year ended December 31, 2014 all at an exercise price of $3.00 per share. The grant date fair value of the options granted during 2014 and 2013 were determined to be approximately $306,000 and $979,000, respectively, using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 5.75 to 6.25 years, expected volatility of 38.23% to 45.17%, risk free interest rate of 1.75% to 2.10%, and expected dividend yield of 0%. Aggregated stock-based compensation expense for the years ended December 31, 2014 and 2013 was $356,000 and $194,000, respectively. Unrecognized compensation expense as of December 31, 2014, relating to non-vested common stock options is approximately $688,542 and is expected to be recognized through 2018. At December 31, 2014, no options have been exercised and 43,750 options have been forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2014	2013
Expected term (years)	6.25	5.75 to 6.25
Risk-free interest rate	1.84% to 2.10%	1.75% to 2.10%
Volatility	44.74% to 45.13%	38.23% to 45.17%
Dividend yield	0%	0%

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

A summary of stock option activity for the years ended December 31, 2014 and 2013 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	-	$-
Granted	1,000,000	$3.03
Forfeited	-	$-
Exercised	-	$-
Outstanding at December 31, 2013	1,000,000	$3.03
Granted	445,000	$3.00
Forfeited	(43,750)	$3.04
Exercised	-	$-
Outstanding at December 31, 2014	1,401,250	$3.02
Exercisable at December 31, 2014	466,656	$3.05

The weighted average remaining life of options outstanding at December 31, 2014 was 9.09 years. The aggregate intrinsic value of the exercisable options at December 31, 2014 was $0.

Stock options outstanding at December 31, 2014 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$3.00	1,095,000	9.21	$3.00	218,740	9.21	$3.00
$3.10	306,250	8.67	$3.10	247,916	8.67	$3.10

Note 14.    Income Taxes

The components of income tax expense consist of the following:

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Current:
Federal	$-	$-
State	177	323

Deferred:
Federal	(2,308)	(2,058)
State	(1,031)	66
Change in valuation allowance	3,384	1,708
Total income tax expense	$222	$39

JetPay, LLC is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations.

A reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Tax at U.S. Federal statutory rate	$(2,256)	$(1,673)
State taxes, net of federal benefit	(918)	295
Nondeductible costs and other acquisition accounting adjustments	12	(291)
Valuation allowance for deferred tax assets	3,384	1,708
Total income tax expense	$222	$39

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Accounts receivable	$107	$133
Accrued expenses	487	571
Intangible assets	3,241	4,327
Stock options	1,041	771
Debt	1,932	806
Net operating and capital loss carryforwards	4,980	1,860
Transaction costs and other	35	764
Total deferred tax assets	11,823	9,232
Valuation allowance for deferred tax assets	(7,580)	(4,196)
Deferred tax assets after valuation allowance	4,243	5,036
Deferred tax liabilities:
Prepaid expenses	(209)	(135)
Property and equipment	(68)	(43)
Intangible assets	(3,966)	(4,602)
Contingent consideration	(284)	(239)
Debt	-	(256)
Net deferred tax liabilities	$(284)	$(239)

As of December 31, 2014 and 2013, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $12.8 million and $5.33 million, available to offset future taxable income, respectively. These NOLs, if not utilized, expire at various times through 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $3.4 million in the year ended December 31, 2014, with a total valuation allowance of $7.6 million at December 31, 2014, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Pennsylvania and Texas to be significant state tax jurisdictions. The Company’s federal, state and local income taxes for the years beginning in 2011 remain subject to examination.

Note 15.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. In 2012, JetPay, LLC recorded a loss for all chargebacks in excess of the $25.0 million, a $250,000 deductible on a related insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, all totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a forbearance agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.4 million of total reserves related to the Direct Air matter as of December 31, 2014. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves are recorded in Other Assets.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, L.P., (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $2.7 million. The Company does not believe it has a responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of December 31, 2014.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of our common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffers any liability to Merrick as a result of the Direct Air matter; these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability. On February 3, 2014, the Company received notice that Merrick had requested Chase to release the 3,333,333 shares in the escrow account. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On January 16, 2013, the Company received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2.07 million and reimburse EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2.07 million plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “Award”). The Company accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the Award. In order to satisfy a portion of the Award, the Company entered into a Securities Purchase Agreement on March 28, 2014 (the “Common Stock SPA”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the President of JetPay Payroll Services. Pursuant to the Common Stock SPA, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of Common Stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. See Note 12. Redeemable Convertible Preferred Stock. The Company used the proceeds from the sale of common stock, the proceeds from the Closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy its obligations to EBC.

On August 23, 2013, the Company received notice that JPMS was a party in a lawsuit brought by MSC Cruise Lines, a former customer. Merrick is a co-defendant in the lawsuit. MSC Cruise Lines claimed approximately $2.0 million in damages and alleges that JPMS breached its agreement with MSC by charging fees not specified in the agreement. The Company reached a settlement on the matter on July 31, 2014. Accordingly, the Company has recorded an expense of $600,000 for the year ended December 31, 2014, representing the settlement to MSC Cruise Lines and certain legal fees claimed by Merrick in connection with settling the suit. The settlement, including the Merrick legal fees, was satisfied by a deduction from the Merrick reserve account recorded in other assets as described above.

In December 2013 the Company settled a lawsuit with M&A Ventures in which it agreed to pay $400,000, with $100,000 paid in 2013 and the reminder in installments throughout 2014. The Company recorded the $400,000 settlement within SG&A expense for the three months ended December 31, 2013.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter as of December 31, 2014.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$846
2016	$488
2017	$203
2018	$147

Rent expense under these operating leases was $836,000 and $842,500 for the years ended December 31, 2014 and 2013, respectively. The future minimum lease payments above include a related party lease with respect to the ADC operations with the previous shareholders of ADC. This lease provides for current monthly lease payments of $43,426.

At December 31, 2014, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013, a letter of credit for $1.9 million was issued and remains outstanding at December 31, 2014 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

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

On June 7, 2013, the Company also issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2016, as extended, and bears interest at an annual rate of 4% with interest expense of $20,369 and $11,318 recorded in the years ended December 31, 2014 and 2013, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is currently approximately $43,426 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $516,500 for each of the years ended December 31, 2014 and 2013.

JetPay Payment Processing retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $36,000 for each of the years ended December 31, 2014 and 2013.

The above transactions with respect to JetPay Payroll Services and JetPay Payment Processing were approved prior to the Completed Transactions. Going forward, all related party transactions with respect to such entities will be reviewed and approved by the Company’s Audit Committee to ensure that the terms of such transactions are no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $117,860 for both the years ended December 31, 2014 and 2013. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with $291,000 of revenue earned from JetPay Solutions, LTD for the year ended December 31, 2014.

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

Note 17.    Segments

The Company currently operates in two business segments, the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the JetPay Payroll Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within the JetPay Card Services division was not material through December 31, 2014 and 2013, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the Years Ended December 31, 2014
	JetPay Payment Processing	JetPay Payroll	General/ Corporate	Total

Processing revenues	$19,690	$13,753	$4	$33,447
Cost of processing revenues	12,726	7,207	60	19,993
Selling, general and administrative expense	5,229	4,148	2,763	12,140
Segment profit (loss)	$1,735	$2,398	$(2,819)	$1,314

Total property and equipment, net	$616	$573	$37	$1,226
Property and equipment additions	$428	$147	$39	$614
Intangible assets and goodwill	$49,798	$18,854	$-	$68,652
Total segment assets	$77,963	$63,505	$2,934	$144,402

	For the Years Ended December 31, 2013
	JetPay Payment Processing	JetPay Payroll	General/ Corporate	Total

Processing revenues	$17,587	$13,318	$-	$30,905
Cost of processing revenues	11,513	6,904	-	18,417
Selling, general and administrative expense	4,717	3,830	3,198	11,745
Segment profit (loss)	$1,357	$2,584	$(3,198)	$743

Total property and equipment, net	$584	$665	$3	$1,252
Property and equipment additions	$114	$141	$3	$258
Intangible assets and goodwill	$34,002	$19,975	$-	$53,977
Total segment assets	$61,511	$55,792	$4,432	$121,735

Exhibit Index

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, LLC, WLES, L.P. and Trent Voigt (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 9, 2012.)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., EMS, the stockholders of EMS and James Weiland, as Representative. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012.)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.7	Amendment to Agreement and Plan of Merger, dated as of December 4, 2012, by and among Company and JetPay, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2012)

2.8	Amendment to Agreement and Plan of Merger, dated as of December 24, 2012, by and among the Company, ADC and PTFS. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2012)

3.1.1	Amended and Restated Certificate of Incorporation of JetPay (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2013)

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

3.2	Amended and Restated Bylaws of JetPay Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.1	Note Agreement, dated as of December 28, 2012, by and between JetPay and the Note Investors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.2	Form of Transfer Registration Rights Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.3	Loan and Security Agreement, dated as of December 28, 2012, by and between ADC, PTFS and Metro Bank. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.4	Advisory Agreement, dated as of December 28, 2012, by and between JetPay and ADC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.5	Note and Indemnity Side Agreement, dated as of December 28, 2012, by and between JetPay, JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.6	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Bermuda and the Grantors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.7	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Partners and the Grantors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.8+	Employment Agreement, dated as of July 6, 2012, by and among ADC and C. Nicholas Antich. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.9+	Employment Agreement, dated as of July 6, 2012, by and among ADC and Eric Antich. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.10+

Employment Agreement, dated as of July 6, 2012, by and among PTFS and Joel Serfass. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.11+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Shiv Enjeti. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.12+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and David Chester. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.13+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Trent Voigt. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.14	Unsecured Promissory Note, Dated June 7, 2013, in favor of Trent Voigt. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

10.15	Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company. (Incorporated by Exhibit 3.2 reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.16+	JetPay 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 1, 2013

10.17	Form of Indemnification Agreement. (Incorporated by Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

89

10.18

Securities Purchase Agreement dated as of March 28, 2014, by and among the Company, Bipin C. Shah and C. Nicholas Antich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.19

Letter Agreement, dated as of March 28, 2014, by and between the Company and Flexpoint (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.20	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)
10.21	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)
10.22

Securities Purchase Agreement dated as of May 1, 2014, by and between the Company and Wellington (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

10.23

Letter Agreement, dated as of October 31, 2014, by and between the Company, JetPay, LLC and WLES, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the SEC on November 13, 2014)

10.24

Unit Purchase Agreement, dated as of November 7, 2014, by and between JetPay, ACI, Michael Collester and Cathy Smith (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.25

Loan and Security Agreement dated as of November 7, 2014, by and between ACI, JetPay and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.26

Advisory Agreement dated as of November 7, 2014, by and between JetPay and ACI (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.27

Promissory Note, dated as of November 7, 2014, made by JetPay Corporation in favor of ACI (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.28

Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Michael Collester (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.29

Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Cathy Smith (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.30+	Form of JetPay Corporation Stock Option Agreement
21.1	Subsidiaries of the Company

23.1	Consent of Marcum LLP
31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JetPay Corporation

Date: March 25, 2015	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	March 25, 2015
	Bipin C. Shah	(principal executive officer)

By:	/s/Gregory M. Krzemien	Chief Financial Officer	March 25, 2015
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	/s/Peter B. Davidson	Vice-Chairman and Corporate Secretary	March 25, 2015
Peter B. Davidson

By:	/s/Richard S. Braddock	Director	March 25, 2015
Richard S. Braddock

By:	/s/Donald J. Edwards	Director	March 25, 2015
Donald J. Edwards

By:	/s/Diane (Vogt) Faro	Director	March 25, 2015
Diane (Vogt) Faro

By:	/s/Frederick S. Hammer	Director	March 25, 2015
Frederick S. Hammer

By:	/s/Jonathan M. Lubert	Director	March 25, 2015
Jonathan M. Lubert

By:	/s/Steven M. Michienzi	Director	March 25, 2015
Steven M. Michienzi

By:	/s/Robert B. Palmer	Director	March 25, 2015
Robert B. Palmer

