Form 10-Q
period 2015-09-30
JetPay Corp
filed 2015-11-12
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Yes ☐ No ☒

As of November 10, 2015, there were 13,892,990 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended September 30, 2015

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$5,482	$5,359
Restricted cash	227	1,386
Accounts receivable, less allowance for doubtful accounts	1,909	2,634
Settlement processing assets	12,659	18,893
Prepaid expenses and other current assets	780	828
Current assets before funds held for clients	21,057	29,100
Funds held for clients	35,503	40,833
Total current assets	56,560	69,933
Property and equipment, net	1,528	1,226
Goodwill	41,760	41,760
Identifiable intangible assets, net of accumulated amortization of $6,923 at September 30, 2015 and $4,620 at December 31, 2014	24,589	26,892
Deferred financing costs, net of accumulated amortization of $4,408 at September 30, 2015 and $4,376 at December 31, 2014	102	89
Other assets	4,522	4,502
Total assets	$129,061	$144,402

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,203	$1,571
Accounts payable and accrued expenses	8,766	9,153
Settlement processing liabilities	11,777	18,024
Deferred revenue	303	520
Other current liabilities	1,352	3,250
Current liabilities before client fund obligations	25,401	32,518
Client fund obligations	35,503	40,833
Total current liabilities	60,904	73,351
Long-term debt and capital lease obligations, net of current portion	13,725	14,795
Deferred income taxes	284	284
Other liabilities	304	1,411
Total liabilities	75,217	89,841

Commitments and Contingencies

Redeemable Convertible Preferred Stock; Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 97,498 shares issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation preference of $58,500 at September 30, 2015)	33,163	29,779

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 13,892,990 and 13,863,823 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	40,840	43,942
Accumulated deficit	(20,173)	(19,174)
Total Stockholders’ Equity	20,681	24,782
Total Liabilities and Stockholders’ Equity	$129,061	$144,402

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended September 30,
	2015	2014

Processing revenues	$10,308	$7,735
Cost of processing revenues	6,456	4,856

Gross profit	3,852	2,879

Selling, general and administrative expenses	2,996	2,990
Change in fair value of contingent consideration liability	(1)	(2)
Amortization of intangibles	768	560
Depreciation	123	94

Operating loss	(34)	(763)

Other expenses (income)
Interest expense	210	411
Amortization of deferred financing costs	15	588
Amortization of debt discounts and conversion options	83	392
Change in fair value of derivative liability	-	(150)
Other income	-	(1)

Loss before income taxes	(342)	(2,003)

Income tax expense	42	51

Net loss	(384)	(2,054)
Accretion of convertible preferred stock	(1,316)	(574)

Net loss applicable to common stockholders	$(1,700)	$(2,628)

Basic and diluted loss per share applicable to common stockholders	$(0.12)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	13,892,990	11,863,823

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Nine Months Ended September 30,
	2015	2014

Processing revenues	$31,718	$23,630
Cost of processing revenues	19,432	14,277

Gross profit	12,286	9,353

Selling, general and administrative expenses	9,572	9,173
Change in fair value of contingent consideration liability	36	(10)
Amortization of intangibles	2,303	1,680
Depreciation	347	300

Operating income (loss)	28	(1,790)

Other expenses (income)
Interest expense	613	1,226
Amortization of deferred financing costs	32	1,713
Amortization of debt discounts and conversion options	242	1,142
Change in fair value of derivative liability	-	(210)
Other income	(3)	(5)

Loss before income taxes	(856)	(5,656)

Income tax expense	143	155

Net loss	(999)	(5,811)
Accretion of convertible preferred stock	(3,781)	(1,621)

Net loss applicable to common stockholders	$(4,780)	$(7,432)

Basic and diluted loss per share applicable to common stockholders	$(0.34)	$(0.63)

Weighted average shares outstanding:
Basic and diluted	13,875,041	11,750,122

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2014	13,863,823	$14	$43,942	$(19,174)	$24,782

Stock issued as compensation	29,167	-	79	-	79
Stock-based compensation expense	-	-	203	-	203
Beneficial conversion feature on convertible preferred stock			397	-	397
Accretion of convertible preferred stock to redemption value	-	-	(3,781)	-	(3,781)
Net loss	-	-	-	(999)	(999)
Balance at September 30, 2015	13,892,990	$14	$40,840	$(20,173)	$20,681

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(999)	$(5,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	347	300
Stock-based compensation	203	260
Common stock issued as compensation	79	6
Amortization of intangibles	2,303	1,680
Amortization of deferred financing costs	32	1,713
Amortization of debt discounts and conversion options	242	1,142
Change in fair value of contingent consideration liability	36	(10)
Change in fair value of derivative liability	-	(210)
(Gain) loss on disposal of fixed assets	(3)	237
Change in operating assets and liabilities:
Restricted cash	1,159	(59)
Accounts receivable	725	744
Settlement processing assets and obligations, net	(13)	(38)
Prepaid expenses and other current assets	48	(174)
Other assets	(20)	646
Deferred revenue	(217)	(206)
Accounts payable and accrued expenses	(346)	(2,971)
Net cash provided by (used in) operating activities	3,576	(2,751)

Investing Activities
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	5,330	1,870
Payment of deferred acquisition consideration	(2,850)	-
Purchase of property and equipment	(552)	(253)
Proceeds on sale of property and equipment	13	-
Net cash provided by investing activities	1,941	1,617

Financing Activities
Payments on long-term debt	(1,019)	(985)
Net decrease in client funds obligations	(5,330)	(1,870)
Proceeds from notes payable	1,000	-
Deferred financing fees associated with new borrowings	(45)	-
Proceeds from issuance of common stock	-	1,000
Proceeds from sale of preferred stock, net of issuance costs	-	2,126
Net cash (used in) provided by financing activities	(5,394)	271

Net increase (decrease) in cash and cash equivalents	123	(863)

Cash and cash equivalents, beginning	5,359	4,799
Cash and cash equivalents, ending	$5,482	$3,936

Supplement disclosure of cash flow information:
Cash paid for interest	$812	$1,121
Cash paid for taxes	$296	$229

Summary of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$106	$136
Promissory note issued to satisfy deferred consideration	$350	$-

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of September 30, 2015 and 2014. The results of operations for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2015.

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

The Company currently operates in two business segments: the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions, with a focus on those processing internet transactions and recurring billings as well as traditional retailers and service providers; and the JetPay Payroll Segment, which is a full-service payroll and related payroll tax payment processor, and a provider of human resource, time and labor management, and other payroll related services. The Company also initiated operations of JetPay Card Services in the fourth quarter of 2013, a division focused on providing low-cost money management and payment services to un-banked and under-banked employees of its business customers as well as other consumers. The activity within the JetPay Card Services division was not material for the year ended December 31, 2014 and the nine months ended September 30, 2015. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (“JetPay, LLC” or “JetPay Payment Services”), and AD Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). Additionally, on November 7, 2014, the Company acquired ACI Merchant Systems, LLC (“ACI” or “JetPay Strategic Partners”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. See Note 3. Business Acquisition.

The consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and the year ended December 31, 2014 include the accounts of JetPay and its wholly owned subsidiaries, JetPay Payment Services, JetPay Payroll Services and JetPay Strategic Partners. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company believes that the investments made by JetPay in its technology, infrastructure, and sales staff will help generate cash flows sufficient to cover its working capital needs. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ended September 30, 2016 include, but are not limited to: principal and interest payments on long-term debt of approximately $4.0 million, and $1.2 million of deferred consideration due to the unitholders of ACI on April 10, 2016. The Company expects to fund its cash needs, including capital required for acquisitions and capital expenditures, with cash flow from its operating activities, equity investments, and borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to December 31, 2014, the Company sold 91,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to affiliates of Flexpoint Ford, LLC (“Flexpoint”) for an aggregate of $27.4 million, less certain costs, and has an agreement to potentially sell an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional combined $13.45 million of convertible preferred stock, if sold, will be principally used as partial consideration for future acquisitions. If the Company is unable to raise additional capital, it may need to limit its future growth plans.

Note 3.   Business Acquisition

On November 7, 2014, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ACI and Michael Collester and Cathy Smith, pursuant to which the Company acquired all of the outstanding equity interests of ACI from Michael Collester and Cathy Smith.

In connection with the closing, the Company paid an aggregate of $11.0 million in cash, adjusted as set forth herein, and issued 2.0 million shares of its common stock to the members of ACI with a value of approximately $3.7 million on the date of acquisition. The ACI unitholders were entitled to receive additional cash consideration of $1.2 million on April 10, 2015 and are entitled to receive a further cash payment of $1.2 million on April 10, 2016. The initial deferred consideration payment was made on April 10, 2015. The $2.4 million of deferred consideration was recorded at $2.17 million, valuing the estimated fair value of the 2016 future payment utilizing a 16% discount rate. Additionally, ACI’s unitholders are entitled to earn up to an additional $500,000 based on the net revenue of ACI for the twelve month periods ending October 31, 2015 and 2016. This contingent cash consideration, recorded as a non-current liability, was valued at $400,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent cash consideration was $436,000 at September 30, 2015. See Note 4. Summary of Critical Accounting Policies. The acquisition of ACI provides the Company with additional expertise in selling debit and credit card processing services into the Financial Institution and Third Party channel, a base operation to sell its payroll and related payroll tax processing and payment services to its clients, and the ability to cross-market its payroll payment services and its prepaid card services to ACI’s customer base.

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

Unaudited pro forma results of operations for the three and nine months ended September 30, 2014 as if the Company and ACI had been combined on January 1, 2014 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
	(in thousands, except per share information)

Revenues	$9,599	$28,699
Operating loss	$(326)	$(732)
Net loss	$(1,791)	$(5,245)
Net loss applicable to common stockholders	$(2,591)	$(7,523)
Net loss per share applicable to common stockholders	$(0.19)	$(0.55)

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Third Party clients. Third Party clients include Independent Sales Organizations (“ISOs”), Value Added Resellers (“VARs”), Independent Software Vendors (“ISVs”), and Financial Institutions (“FIs”). The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of merchant contracts or contracts with Third Parties for whom it processes credit and debit card transactions for the Third Parties’ merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Under the majority of the Company’s sales arrangements, the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. In all instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and Third Party merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $351,000 and $306,000 were recorded as of September 30, 2015 and December 31, 2014, respectively.

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

Property and Equipment

Property and equipment acquired in the Company’s business acquisitions have been recorded at estimated fair value. The Company records all other property and equipment acquired in the normal course of business at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or initial term of the related lease; machinery and equipment – 5 to 15 years; and furniture and fixtures – 5 to 10 years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, at September 30, 2015, and the effect of 554,991 exercisable stock options granted under the Company’s Stock Incentive Plan at September 30, 2015 have been excluded from the loss per share calculation for the three and nine months ended September 30, 2015 in that the assumed conversion of these options would be anti-dilutive. As to the three and nine months ended September 30, 2014, the dilutive effect of the conversion option in the $10 million Secured Convertible Promissory Notes Payable (the “Notes”) of 3,333,333 shares, the effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 3,800,000 and 256,500 shares of common stock, respectively, and the effect of 264,583 exercisable stock options granted under the Company’s Stock Incentive Plan at September 30, 2014 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,276	$-	$-	$1,276

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,240	$-	$-	$1,240

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$1,277	$1,162	$1,240	$1,230
Change in fair value of derivative liability	-	(150)	-	(210)
Change in fair value of contingent cash consideration	(1)	(2)	36	(10)
Totals	$1,276	$1,010	$1,276	$1,010

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants which are approved by the Chief Financial Officer. Level 3 financial liabilities for the relevant periods consist of a derivative liability and contingent consideration related to the JetPay, LLC and ACI acquisitions for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Level 3 financial liabilities are the result of recording the Completed Transactions, the ACI acquisition and related debt instruments as more fully described below.

In connection with the debt proceeds received under the Notes, the Company recorded a derivative liability of $2.1 million on its Consolidated Balance Sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability was classified within Level 3 of the fair value hierarchy because it was valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at September 30, 2015 of $0 was the result of the Notes being paid in full on December 31, 2014. The change in fair value of this derivative liability of $(150,000) and $(210,000) for the three and nine months ended September 30, 2014, respectively, was recorded within other expenses (income) in the Company’s Consolidated Statements of Operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay, LLC acquisition date), remains unchanged at September 30, 2015 as a result of this component being recorded as equity. The fair value at September 30, 2015 of the cash-based contingent consideration, valued at $0, was determined using a binomial option pricing model. The following assumptions were utilized in the September 30, 2015 calculations: risk free interest rate: 0.71%; dividend yield: 0%; term of contingency of 2.26 years; and volatility: 22.8%.

The fair value of the common stock was derived from the per share price of the common stock at the valuation date. Management determined that the results of its valuation were reasonable. The expected life represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available U.S. Treasury yield curve rates. The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

In addition to the consideration paid upon closing of the ACI acquisition, the previous unitholders are entitled to receive up to an additional $500,000 if certain net revenue goals are achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition and $436,000 at September 30, 2015 based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future net revenue growth and discounting the associated cash consideration payments at their present values using a credit-risk adjusted discount rate of 16.0%. The key assumptions in applying the Monte Carlo simulation included expected net revenue growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of September 30, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2015 and 2014. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	September 30, 2015	December 31, 2014
	(in thousands)

Leasehold improvements	$399	$384
Equipment	1,091	811
Furniture and fixtures	270	252
Computer software	169	121
Vehicles	224	182
Assets in progress	396	152
Total property and equipment	2,549	1,902
Less: accumulated depreciation	(1,021)	(676)
Property and equipment, net	$1,528	$1,226

Property and equipment included $244,400 and $157,900 of computer equipment as of September 30, 2015 and December 31, 2014, respectively, net of accumulated depreciation of $42,900 and $13,600 as of September 30, 2015 and December 31, 2014, respectively, that is subject to capital lease obligations.

Depreciation expense was $122,800 and $93,700 for the three months ended September 30, 2015 and 2014, respectively, and $347,200 and $299,700 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):	September 30, 2015	December 31, 2014
Trade accounts payable	$1,602	$1,828
ACH clearing liability	2,104	2,146
Accrued compensation	1,151	1,233
Accrued agent commissions	899	758
Related party payables	77	70
Other	2,933	3,118
Total	$8,766	$9,153

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Term loan payable to Metro Bank (or “Metro”), interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation and Payroll Tax Filing Services, Inc.	$5,461	$6,425

Term loan payable to Metro, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 7, 2021, collateralized by the assets and equity interests of ACI Merchant Systems, LLC.	7,500	7,500

Revolving note payable to Metro, interest rate of Wall Street Journal Prime rate plus 1.00% (4.25% as September 30, 2015), interest payable monthly, collateralized by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC, maturing on May 6, 2017.	1,000	-

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $427,993 and $552,424 at September 30, 2015 and December 31, 2014, respectively. See Note 12. Related Party Transactions.	1,903	1,779

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2016. See Note 12. Related Party Transactions.	492	492

Unsecured promissory note payable to stockholder, interest rate of 4% payable quarterly, note principal due in two installments of $175,000 on May 6, 2016 and 2017. See Note 12. Related Party Transactions.	350	-

Capital lease obligations related to computer equipment at JetPay, LLC, interest rates of 5.55% to 5.91%, due in monthly lease payments of $8,331 maturing in May 2017 through August 2018, collateralized by equipment.	216	154

Various other debt instruments related to vehicles at ADC.	6	16
	16,928	16,366
Less current portion	(3,203)	(1,571)
	$13,725	$14,795

The Metro term loan agreements and the revolving note agreement require the Company to provide Metro with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The Metro agreements also contain certain annual financial covenants with which the Company was in compliance as of September 30, 2015.

Maturities of long-term debt and capital lease obligations, excluding fair value and conversion option debt discounts, are as follows for the twelve months ending September 30: 2016 – $3.2 million; 2017 – $3.8 million; 2018 – $4.9 million; 2019 – $2.5 million; 2020 – $1.6 million; and $1.4 million thereafter.

Note 8.    Redeemable Convertible Preferred Stock

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on August 22, 2013.  Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; and 33,333 shares on December 28, 2014 for $10.0 million. The proceeds of the initial $10.0 million investment were used to retire the Ten Lords, Ltd. note payable of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the $1.4 million investment were used to satisfy a portion of the EarlyBirdCapital, Inc. Award (the “EBC Award”). See Note 11. Commitments and Contingencies. As a result of the EBC Award, the Company was not able to satisfy one of the conditions to closing of the $1.4 million Series A Preferred purchase. Although Flexpoint agreed to waive this condition at the closing, for any subsequent closing of the Series A Preferred, the Company will need to seek a waiver of the failure of this condition from Flexpoint. The November 7, 2014 $6.0 million proceeds were used as partial consideration for the acquisition of ACI and the proceeds of the December 28, 2014 $10.0 million investment were used to redeem the Notes that matured on December 31, 2014.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00. Under the Securities Purchase Agreement between the Company and Flexpoint, Flexpoint is provided certain indemnification rights in the event of the incurrence of certain subsequent losses and expenses of the Company. In April 2014, Flexpoint tendered to the Company a Claim Letter regarding an indemnification claim relative to the EarlyBirdCapital matter. See Note 11. Commitments and Contingencies. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A-1 Preferred Stock held by Flexpoint was reduced from $3.00 per share to $2.90 per share. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

Under the Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million.  The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consisted of $10.0 million of shares of Series A Preferred that was issued on October 11, 2013. Tranche B consisted of up to $10.0 million of shares of Series A Preferred, which Flexpoint was obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company was able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  The Series A Preferred under Tranche B was issued on December 28, 2014. Tranche C consists of up to $20.0 million of shares of Series A Preferred ($12.6 million remaining available at September 30, 2015, which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. There was no beneficial conversion feature upon the 2014 issuances of Series A Preferred to Flexpoint and Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $1.3 million and $574,000 for the three months ended September 30, 2015 and 2014, respectively, and $3.8 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Series A Preferred; ii) the Company breaches the Securities Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under the Loan and Security Agreement, dated as of December 28, 2012, as amended, by and among ADC, PTFS and Metro, or the Loan and Security Agreement dated as of November 7, 2014 by and among ACI and Metro, and such event of default has not been cured within thirty days after receipt of notice thereof.

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

As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 200,000 and 220,000 shares of common stock under the Plan during the nine months ended September 30, 2015 and 2014, respectively, all at an exercise price of $3.00 per share. The grant date fair value of the options granted during the nine months ended September 30, 2015 and 2014 were determined to be approximately $232,000 and $186,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $61,000 and $91,000, respectively, and $203,000 and $260,000 for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized compensation expense as of September 30, 2015 relating to non-vested common stock options was approximately $547,000 and is expected to be recognized through 2019. During the nine months ended September 30, 2015, no options have been exercised and 214,168 options have been forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	-	6.25	6.25	6.25
Risk-free interest rate	-	1.93%	1.56%	1.93% to 2.10%
Volatility	-	44.74%	44.80%	44.74% to 44.93%
Dividend yield	-	0%	0%	0%

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

A summary of stock option activity for the nine months ended September 30, 2015 and the year ended December 31, 2014 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,000,000	$3.03
Granted	445,000	$3.00
Forfeited	(43,750)	$3.04
Exercised	-	$-
Outstanding at December 31, 2014	1,401,250	$3.02
Granted	200,000	$3.00
Forfeited	(214,168)	$3.00
Exercised	-	$-
Outstanding at September 30, 2015	1,387,082	$3.02
Exercisable at September 30, 2015	554,991	$3.05

The weighted average remaining life of options outstanding at September 30, 2015 was 8.48 years. The aggregate intrinsic value of the exercisable options at September 30, 2015 was $0.

On June 29, 2015, the Board of Directors approved the JetPay Corporation Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders held on August 4, 2015. The ESPP allows certain defined employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the fair value of the Company’s common stock on the commencement date or the purchase date of each offering period, whichever is lower. As of September 30, 2015, an aggregate of 300,000 shares of the Company’s common stock were reserved for issuance under the Company’s ESPP, of which no shares have been issued. The Company’s initial purchase period under the ESPP will begin on January 1, 2016. The Company anticipates using the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights.

Note 10.    Income Taxes

The Company recorded income tax expense of $42,000 and $51,000 for the three months ended September 30, 2015 and 2014, respectively, and $143,000 and $155,000 for the nine months ended September 30, 2015 and 2014, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (12.3)% and (2.5)% for the three months ended September 30, 2015 and 2014, respectively, and (16.7)% and (2.7)% for the nine months ended September 30, 2015 and 2014, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

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

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, increased its valuation allowance against deferred tax assets by $340,000 for the nine months ended September 30, 2015 and $2.3 million for the nine months ended September 30, 2014, with a total valuation allowance of approximately $7.9 million at September 30, 2015, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a forbearance agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.4 million of total reserves related to the Direct Air matter as of September 30, 2015. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves are recorded in Other Assets.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $3.6 million. The Company does not believe it has a responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of September 30, 2015.

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

On August 23, 2013, the Company received notice that JPMS was a party in a lawsuit brought by MSC Cruise Lines, a former customer. Merrick was a co-defendant in the lawsuit. MSC Cruise Lines claimed approximately $2.0 million in damages and alleged that JPMS breached its agreement with MSC by charging fees not specified in the agreement. The Company reached a settlement on the matter on July 31, 2014. Accordingly, the Company recorded an expense of $600,000 for the year ended December 31, 2014, representing the settlement to MSC Cruise Lines and certain legal fees claimed by Merrick in connection with settling the suit. The settlement, including the Merrick legal fees, was satisfied by a deduction from the Merrick reserve account recorded in Other Assets as described above.

In December 2013, the Company settled a lawsuit with M&A Ventures in which it agreed to pay $400,000, with $100,000 paid in 2013 and the remainder in installments throughout 2014. The Company recorded the $400,000 settlement within SG&A expense for the three months ended December 31, 2013.

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between the Company, Ten Lords and Interactive Capital and JetPay, LLC. Under the Agreement, Ten Lords and Interactive Capital agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. See Note 8. Redeemable Convertible Preferred Stock. The terms of the Agreement required that the Company provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords and Interactive Capital) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. JetPay calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to the Company’s payment, the Company received noticed that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by the Company. The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously. Accordingly, the Company has not recorded an accrual for any potential loss related to this matter as of September 30, 2015.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the President of ADC. The rent is currently approximately $43,426 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $129,140 for each of the three months ended September 30, 2015 and 2014, and $387,420 for each of the nine months ended September 30, 2015 and 2014.

JetPay Payment Services retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $9,000 for each of the three months ended September 30, 2015 and 2014, and $27,000 for each of the nine months ended September 30, 2015 and 2014.

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

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2016, as extended, and bears interest at an annual rate of 4% with interest expense of $4,950 recorded for each of the three months ended September 30, 2015 and 2014, and $14,700 and $15,400 for the nine months ended September 30, 2015 and 2014, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, Chief Executive Officer and President of ADC, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bears interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000 on May 6, 2016 and 2017. Interest expense related to this promissory note was $3,600 and $5,800 for the three and nine months ended September 30, 2015, respectively. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $29,800 for each of the three months ended September 30, 2015 and 2014, and $88,400 for each of the nine months ended September 30, 2015 and 2014. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $15,000 and $97,000 for the three months ended September 30, 2015 and 2014, respectively, and $238,000 and $166,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within the JetPay Card Services division was not material through September 30, 2015 and 2014, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the Three Months Ended September 30, 2015
	JetPay Payment Processing	JetPay Payroll	General/ Corporate	Total

Processing revenues	$7,081	$3,215	$12	$10,308
Cost of processing revenues	4,703	1,723	30	6,456
Selling, general and administrative expenses	1,665	1,142	189	2,996
Change in fair value of contingent consideration liability	-	-	(1)	(1)
Amortization of intangibles and depreciation	539	351	1	891
Other expenses	101	82	125	308
Income (loss) before income taxes	$73	$(83)	$(332)	$(342)

Property and equipment additions	$172	$85	$2	$259

	For the Three Months Ended September 30, 2014
	JetPay Payment Processing	JetPay Payroll	General/ Corporate	Total

Processing revenues	$4,679	$3,056	$-	$7,735
Cost of processing revenues	3,086	1,760	10	4,856
Selling, general and administrative expenses	1,168	1,006	816	2,990
Change in fair value of contingent consideration liability	-	-	(2)	(2)
Amortization of intangibles and depreciation	315	338	1	654
Other expenses	1	71	1,168	1,240
Income (loss) before income taxes	$109	$(119)	$(1,993)	$(2,003)

Property and equipment additions	$92	$19	$-	$111

	For the Nine Months Ended September 30, 2015
	JetPay Payment Processing	JetPay Payroll	General/ Corporate	Total

Processing revenues	$21,614	$10,070	$34	$31,718
Cost of processing revenues	13,989	5,353	90	19,432
Selling, general and administrative expenses	5,224	3,433	915	9,572
Change in fair value of contingent consideration liability	-	-	36	36
Amortization of intangibles and depreciation	1,604	1,042	4	2,650
Other expenses	300	221	363	884
Income (loss) before income taxes	$497	$21	$(1,374)	$(856)

Total property and equipment, net	$919	$573	$36	$1,528
Property and equipment additions	$346	$203	$3	$552
Intangible assets and goodwill, net	$48,336	$18,013	$-	$66,349
Total segment assets	$71,941	$56,756	$364	$129,061

	For the Nine Months Ended September 30, 2014
	JetPay Payment Processing	JetPay Payroll	General/ Corporate	Total

Processing revenues	$13,969	$9,661	$-	$23,630
Cost of processing revenues	8,972	5,280	25	14,277
Selling, general and administrative expenses	3,995	3,036	2,142	9,173
Change in fair value of contingent consideration liability	-	-	(10)	(10)
Amortization of intangibles and depreciation	957	1,021	2	1,980
Other (income) expenses	(2)	222	3,646	3,866
Income (loss) before income taxes	$47	$102	$(5,805)	$(5,656)

Total property and equipment, net	$516	$575	$13	$1,104
Property and equipment additions	$148	$92	$13	$253
Intangible assets and goodwill, net	$33,162	$19,135	$-	$52,297
Total segment assets	$54,079	$52,692	$985	$107,756

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A - Risk Factors of this report and in our Annual Report on Form 10-K, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

We are a provider of payment services – debit and credit card processing, payroll, and prepaid card services to businesses and their employees throughout the United States. We provide these services through three wholly-owned subsidiaries: JetPay, LLC, currently doing business as JetPay Payment Services, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings; ACI, currently doing business as JetPay Strategic Partners, an independent sales organization specializing in relationships with banks, credit unions and other associations; and ADC, currently doing business as JetPay Payroll Services, which provides payroll, tax filing, and related services to small and medium-sized employers.  We also operate JetPay Card Services, a division focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers as well as other consumers.

Our overall business strategy is to provide payment processing services to businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues in our newly acquired businesses through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will seek additional debt and/or equity capital to acquire strategic payments’ distribution channels or extensions to of our current payments’ channels and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, such as our Card Services division, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate the operations of JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

JetPay Payment Processing Segment - JetPay Payment Services and JetPay Strategic Partners

Revenues

JetPay Payment Services’ and JetPay Strategic Partners’ revenues fall into two categories: transaction processing revenues and merchant discount revenues. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth.

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

JetPay Payroll Segment - JetPay Payroll Services

Revenues

The majority of revenues from JetPay Payroll Services is derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  JetPay Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following tables represent a comparison of the results of our operations for the three month periods ended September 30, 2015 and September 30, 2014 (in thousands):

	For the Three Months Ended September 30, 2015
	Consolidated	General/ Corporate	JetPay Payroll	JetPay Payment Processing
Processing revenues	$10,308	$12	$3,215	$7,081
Cost of processing revenues	6,456	30	1,723	4,703
Gross profit	3,852	(18)	1,492	2,378
Selling, general, and administrative expenses	2,996	189	1,142	1,665
Change in fair value of contingent consideration liability	(1)	(1)	-	-
Amortization of intangibles	768	-	281	487
Depreciation	123	1	70	52
Operating (loss) income	(34)	(207)	(1)	174
Interest expense	210	36	72	102
Amortization of deferred financing, debt discounts, and conversion options	98	89	9	-
Other (income) expense	-	-	1	(1)
(Loss) income before taxes	(342)	(332)	(83)	73
Income tax expense	42	-	5	37
Net (loss) income	(384)	(332)	(88)	36
Accretion of convertible preferred stock	(1,316)	(1,316)	-	-
Net (loss) income applicable to common stockholders	$(1,700)	$(1,648)	$(88)	$36

	For the Three Months Ended September 30, 2014
	Consolidated	General/ Corporate	JetPay Payroll	JetPay Payment Processing
Processing revenues	$7,735	$-	$3,056	$4,679
Cost of processing revenues	4,856	10	1,760	3,086
Gross profit	2,879	(10)	1,296	1,593
Selling, general, and administrative expenses	2,990	816	1,006	1,168
Change in fair value of contingent consideration liability	(2)	(2)	-	-
Amortization of intangibles	560	-	280	280
Depreciation	94	1	58	35
Operating (loss) income	(763)	(825)	(48)	110
Interest expense	411	338	71	2
Amortization of deferred financing, debt discounts, and conversion options	980	980	-	-
Change in fair value of derivative Liability	(150)	(150)	-	-
Other (income) expense	(1)	-	-	(1)
(Loss) income before taxes	(2,003)	(1,993)	(119)	109
Income tax expense	51	-	20	31
Net (loss) income	(2,054)	(1,993)	(139)	78
Accretion of convertible preferred stock	(574)	(574)	-	-
Net (loss) income applicable to common stockholders	$(2,628)	$(2,567)	$(139)	$78

Revenues

Revenues were $10.31 million and $7.74 million for the three months ended September 30, 2015 and 2014, respectively. Overall revenues increased $2.57 million, or 33.3%, in 2015 as compared to 2014. Of the $10.31 million of revenues for the three months ended September 30, 2015, $3.22 million, or 31%, was generated from our JetPay Payroll Segment and $7.08 million, or 69%, from our JetPay Payment Processing Segment. Of the $7.74 million of revenues for the three months ended September 30, 2014, $3.06 million, or 39%, was generated from our JetPay Payroll Segment and $4.68 million, or 61%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $2.40 million, or 51.3%, for the three months ended September 30, 2015 as compared to 2014. This increase included revenues of $2.08 million related to JetPay Strategic Partners, which we acquired on November 7, 2014. Excluding the JetPay Strategic Partners’ revenues, our Texas based JetPay Payment Services operation’s revenues increased $325,000, or 6.9%, in the third quarter of 2015 as compared to the same period in 2014. The most significant changes within our Texas based JetPay Payment Services’ operations were an increase of $134,000, or 6.0%, in our Third Party business and an increase of $212,000, or 11.3%, in direct merchant services revenues, with these increases resulting from our investment in professional sales staff and marketing initiatives. These gains were partially offset by a decrease of $21,000, or 3.8%, in our processing and clearing business.

JetPay Payroll Segment’s revenues increased $159,000, or 5.2%, for the three months ended September 30, 2015 as compared to the same period in 2014. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR related services introduced in late 2014.

Cost of Processing Revenues

Cost of revenues were $6.46 million, or 62.6% of revenues, and $4.86 million, or 62.8% of revenues, for the three months ended September 30, 2015 and 2014, respectively. Of the $6.46 million cost of revenues for the three months ended September 30, 2015, $1.72 million, or 26.6%, related to our Payroll Segment and $4.70 million, or 73.4%, related to our Payment Processing Segment. Of the $4.86 million of cost of revenues for the three months ended September 30, 2014, $1.76 million, or 36.2%, related to our Payroll Segment and $3.09 million, or 63.8%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $3.09 million, or 66.0% of revenues in 2014 to $4.70 million, or 66.4% of revenues in 2015, an increase of $1.62 million or 52.4%. The increase in cost of processing revenues related to the growth in our Payment Processing Segment revenues, including the addition of the cost of processing revenues related to the JetPay Strategic Services acquisition on November 7, 2014 of $1.1 million. Overall gross profit margin as reported within our Payment Processing Segment decreased slightly from 34.0% in 2014 to 33.6% in 2015 largely as a result of investments made in technology professionals since the first quarter of 2014, partially offset by the increase in more profitable direct merchant processing revenues and the increase in Third Party revenues.

The cost of processing revenues within our Payroll Segment decreased $37,000, a decrease as a percentage of revenues from 57.6% in 2014 to 53.6% in 2015 principally due to efficiencies gained in technology and customer service departments despite our investment in new product development. The effect of this decrease in cost of processing revenues was an increase in gross profit margin within our Payroll Segment from 42.4% in 2014 to 46.4% in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.00 million, or 29.1% of revenues, for the three months ended September 30, 2015 as compared to $2.99 million, or 38.7% of revenues, for the same period in 2014.

SG&A expenses within the Payment Processing Segment were $1.17 million or 25.0% of revenues in 2014, as compared to $1.67 million, or 23.5% of revenues in 2015. This reduction as a percent of revenues was largely the result of the increase in revenues, including the acquisition of JetPay Strategic Partners in November 2014, partially offset by an increase in the three months ended September 30, 2015 in sales staff and marketing costs to attract new business, SG&A expenses related to JetPay Strategic Partners of $301,000, and an increase of $92,000 in Third Party commissions related to the previously noted increase in Third Party revenues.

SG&A expenses within the Payroll Segment increased from $1.01 million in 2014 to $1.14 million in 2015, an increase of approximately $136,000, or 13.5%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $189,000 for the three months ended September 30, 2015, including the benefit of $410,000 of management fees received from the Company’s operating divisions as compared to Corporate SG&A expenses of $816,000 in the same period of 2014, including $210,000 of management fees from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended September 30, 2015 and 2014 also included $59,000 and $160,000, respectively, of start-up expenses relating to our Card Services operation. SG&A expenses for the three months ended September 30, 2015 included non-cash stock-based compensation expense of $61,000 as compared to $91,000 in 2014. The SG&A expenses of the Payroll Segment include $90,000 of Corporate allocated costs in the three months ended September 30, 2015 and 2014, and the SG&A expenses of the Payment Processing Segment include $320,000 and $120,000 of Corporate allocated costs in the third quarter of 2015 and 2014, respectively, with an offsetting reduction in corporate SG&A expenses of $410,000 and $210,000 for the three months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $891,000 and $654,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in depreciation and amortization expense in 2015 as compared to 2014 was primarily related to the amortization of the ACI intangible assets acquired on November 7, 2014.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $210,000 and $411,000, respectively. The reduction in interest expense in 2015 was primarily related to the pay-off of the $10.0 million convertible secured notes in December 2014, partially offset by interest expense relating to the Metro Bank term loan entered into on November 7, 2014 in connection with the ACI acquisition and the $1.0 million revolving note payable entered into with Metro Bank on May 6, 2015.

Income Taxes

The Company recorded income tax expense of $42,000 and $51,000 for the three months ended September 30, 2015 and 2014, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (12.3)% and (2.5)% for the three months ended September 30, 2015 and 2014, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following tables represent a comparison of the results of our operations for the nine month periods ended September 30, 2015 and September 30, 2014 (in thousands):

	For the Nine Months Ended September 30, 2015
	Consolidated	General/ Corporate	JetPay Payroll	JetPay Payment Processing
Processing revenues	$31,718	$34	$10,070	$21,614
Cost of processing revenues	19,432	90	5,353	13,989
Gross profit	12,286	(56)	4,717	7,625
Selling, general, and administrative expenses	9,572	915	3,433	5,224
Change in fair value of contingent consideration liability	36	36	-	-
Amortization of intangibles	2,303	-	841	1,462
Depreciation	347	4	201	142
Operating income (loss)	28	(1,011)	242	797
Interest expense	613	104	206	303
Amortization of deferred financing, debt discounts, and conversion options	274	259	15	-
Other (income) expense	(3)	-	-	(3)
(Loss) income before taxes	(856)	(1,374)	21	497
Income tax expense	143	-	31	112
Net (loss) income	(999)	(1,374)	(10)	385
Accretion of convertible preferred stock	(3,781)	(3,781)	-	-
Net (loss) income applicable to common stockholders	$(4,780)	$(5,155)	$(10)	$385

	For the Nine Months Ended September 30, 2014
	Consolidated	General/ Corporate	JetPay Payroll	JetPay Payment Processing
Processing revenues	$23,630	$-	$9,661	$13,969
Cost of processing revenues	14,277	25	5,280	8,972
Gross profit	9,353	(25)	4,381	4,997
Selling, general, and administrative expenses	9,173	2,142	3,036	3,995
Change in fair value of contingent consideration liability	(10)	(10)	-	-
Amortization of intangibles	1,680	-	840	840
Depreciation	300	2	181	117
Operating (loss) income	(1,790)	(2,159)	324	45
Interest expense	1,226	1,001	223	2
Amortization of deferred financing, debt discounts, and conversion options	2,855	2,855	-	-
Change in fair value of derivative liability	(210)	(210)	-	-
Other (income) expense	(5)	-	(1)	(4)
(Loss) income before taxes	(5,656)	(5,805)	102	47
Income tax expense	155	-	60	95
Net (loss) income	(5,811)	(5,805)	42	(48)
Accretion of convertible preferred stock	(1,621)	(1,621)	-	-
Net (loss) income applicable to common stockholders	$(7,432)	$(7,426)	$42	$(48)

Revenues

Revenues were $31.72 million and $23.63 million for the nine months ended September 30, 2015 and 2014, respectively. Overall revenues increased $8.09 million, or 34.2%, in 2015 as compared to 2014. Of the $31.72 million of revenues for the nine months ended September 30, 2015, $10.07 million, or 32.0%, was generated from our JetPay Payroll Segment and $21.61 million, or 68.0%, from our JetPay Payment Processing Segment. Of the $23.63 million of revenues for the nine months ended September 30, 2014, $9.66 million, or 41%, was generated from our JetPay Payroll Segment and $13.97 million, or 59%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $7.65 million, or 54.7%, for the nine months ended September 30, 2015 as compared to 2014. This increase included revenues of $5.41 million related to JetPay Strategic Partners, which we acquired on November 7, 2014. Excluding the JetPay Strategic Partners’ revenues, our Texas based JetPay Payment Services operation’s revenues increased $2.24 million, or 16%, in the first nine months of 2015 as compared to the same period in 2014. The most significant changes within our Texas based JetPay Payment Services’ operations were an increase of $1.59 million, or 27.0%, in our Third Party business and an increase of $815,000, or 12.9%, in direct merchant services revenues, with these increases resulting from our investment in professional sales staff and marketing initiatives. These gains were partially offset by a decrease of $167,000, or 9.5%, in our processing and clearing business.

JetPay Payroll Segment’s revenues increased $409,000, or 4.2%, for the nine months ended September 30, 2015 as compared to the same period in 2014. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR related services introduced in late 2014.

Cost of Processing Revenues

Cost of revenues were $19.43 million, or 61.3% of revenues, and $14.28 million, or 60.4% of revenues, for the nine months ended September 30, 2015 and 2014, respectively. Of the $19.43 million of cost of revenues for the nine months ended September 30, 2015, $5.35 million, or 28.0%, related to our Payroll Segment and $13.99 million, or 72.0%, related to our Payment Processing Segment. Of the $14.28 million of cost of revenues for the nine months ended September 30, 2014, $5.28 million, or 37.0%, related to our Payroll Segment and $8.97 million, or 63.0%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $8.97 million, or 64.2% of revenues in 2014 to $13.99 million, or 64.7% of revenues in 2015, an increase of $5.02 million or 55.9%. The increase in cost of processing revenues related to the growth in our Payment Processing Segment revenues, including the addition of $2.93 million of cost of processing revenues related to the JetPay Strategic Services acquisition on November 7, 2014. Overall gross profit margin as reported within our Payment Processing Segment decreased slightly from 35.8% in 2014 to 35.3% in 2015 largely as a result of the increase in Third Party revenues combined with the investments made in technology professionals since September 30, 2014.

The cost of processing revenues within our Payroll Segment increased $73,000, a slight decrease as a percentage of revenues from 54.7% in 2014 to 53.2% in 2015 despite an increase in technology and customer service professionals as well as an investment in new product management. The effect of this decrease in cost of processing revenues as a percentage of revenues was a slight increase in gross profit margin within our Payroll Segment from 45.3% in 2014 to 46.8% in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $9.57 million, or 30.2% of revenues, for the nine months ended September 30, 2015 as compared to $9.17 million, or 38.8% of revenues, for the same period in 2014.

SG&A expenses within the Payment Processing Segment increased from $3.99 million or 28.6% of revenues in 2014, to $5.22 million, or 24.2% of revenues in 2015. This increase was largely the result of an increase in sales staff and marketing costs to attract new business, SG&A expenses related to JetPay Strategic Partners of $942,000 acquired in November 2014, an increase of $698,000 in Third Party commissions related to the previously noted increase in Third Party revenues, and an increase in legal fees of approximately $261,000 as the Company worked to resolve the legal matters described below in Part II, Item 1. Legal Proceedings. Additionally, the results for the nine months ended September 30, 2014 included a $460,000 charge related to a legal settlement and a $237,000 loss on the disposal of a fixed asset.

SG&A expenses within the Payroll Segment increased from $3.04 million in 2014 to $3.43 million in 2015, an increase of approximately $397,000, or 13.1%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $915,000 for the nine months ended September 30, 2015, including the benefit of $1.31 million of management fees received from the Company’s operating divisions as compared to Corporate SG&A expenses of $2.14 million in the same period of 2014, including $630,000 of management fees from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the nine months ended September 30, 2015 and 2014 also included $302,000 and $442,000 respectively, of start-up expenses relating to our Card Services operation. SG&A expenses for the nine months ended September 30, 2015 included non-cash stock-based compensation expense of $203,000 as compared to $260,000 in 2014. The SG&A expenses of the Payroll Segment include $270,000 of Corporate allocated costs in the nine months ended September 30, 2015 and 2014, and the SG&A expenses of the Payment Processing Segment include $1.04 million and $360,000 of Corporate allocated costs in the first nine months of 2015 and 2014, respectively, with an offsetting reduction in Corporate SG&A expenses of $1.31 million and $630,000 for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $2.65 million and $1.98 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in depreciation and amortization expense in 2015 as compared to 2014 was primarily related to the amortization of the ACI intangible assets acquired on November 7, 2014.

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 was $613,000 and $1.23 million, respectively. The reduction in interest expense in 2015 was primarily related to the pay-off of the $10.0 million convertible secured notes in December 2014, partially offset by interest expense relating to the Metro Bank term loan entered into on November 7, 2014 in connection with the ACI acquisition and the $1.0 million revolving note payable entered into with Metro Bank on May 6, 2015.

Income Taxes

The Company recorded income tax expense of $143,000 and $155,000 for the nine months ended September 30, 2015 and 2014, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (16.7)% and (2.7)% for the nine months ended September 30, 2015 and 2014, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $5.5 million at September 30, 2015, excluding $227,000 of cash deposited into restricted cash accounts. Cash and cash equivalents also excludes $4.4 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payment Services’ former sponsor bank, which is specifically related to the Direct Air matter. The Merrick Cash Reserve of $4.4 million at both September 30, 2015 and December 31, 2014, is recorded as non-current assets under the caption “Other Assets”. While we continue to defend the potential obligation related to the chargeback claims there can be no assurance as to the timing of this cash reserve release. See also Part II, Item 1. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 24% at September 30, 2015 and 23% at December 31, 2014. As of September 30, 2015, we had a working capital deficit, excluding funds held for clients and client funds obligations, of approximately $4.3 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million, 20,000 shares on November 7, 2014 for $6.0 million, and 33,333 shares on December 28, 2014 for $10.0 million. We have an agreement to potentially sell up to an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Preferred to Wellington for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional $13.45 million of convertible preferred stock, if sold, will be used principally as consideration for future acquisitions. Additionally, we will require approximately $4.0 million to cover our interest and principal payments for the twelve months ending September 30, 2016, and $1.2 million of deferred consideration due to the unitholders of ACI on April 10, 2016.

Capital expenditures were $259,000 and $111,000 for the three months ended September 30, 2015 and 2014, respectively, and $552,000 and $253,000 for the nine months ended September 30, 2015 and 2014, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $300,000 to $400,000 for the remainder of 2015, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we will need to raise additional capital through loans, sale of Series A Preferred or Series A-1 Preferred, or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans.

Debt Capitalization and Other Financing Arrangements

At September 30, 2015, we had borrowings of approximately $16.9 million net of unamortized valuation discounts totaling $428,000 relating to the WLES Note, as defined below. We had a letter of credit outstanding at September 30, 2015 of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at September 30, 2015 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

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

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank (“Metro”), as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the loan accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The principal balance of this term loan was $5.5 million at September 30, 2015. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of September 30, 2015.

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

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, ACI and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Strategic Partners for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Strategic Partners with a value of approximately $3.7 million on the date of acquisition. The JetPay Strategic Partners’ unitholders were entitled to receive additional cash consideration of $1.2 million which was paid on April 10, 2015 and are entitled to receive a further cash payment of $1.2 million payable on April 10, 2016, and are entitled to earn up to an additional $500,000 based on the net revenue of JetPay Strategic Partners for the twelve month periods ending October 31, 2015 and 2016. In order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, JetPay Strategic Partners, as borrower, and the Company and ADC, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with Metro with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167 over six years beginning in the month following the first anniversary of the Loan and Security Agreement. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement. Additionally, in order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, on November 7, 2014, the Company issued 20,000 shares of Series A Preferred to Flexpoint for an aggregate of $6.0 million.

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

At December 28, 2012, in connection with securing certain debt financing to consummate the Completed Transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 related to certain of our founding stockholders agreeing to sell at cost 832,698 shares of our common stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (“SAB”) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4.37 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). This $4.37 million deferred financing cost was completely amortized as of December 31, 2014. Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to Metro, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Unamortized deferred financing costs were $102,000 at September 30, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2015, excluding fair value and conversion option debt discounts as described in Part I, Item 1, Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt and capital lease obligations (1)	$17,356	$3,203	$8,695	$4,104	$1,354
Minimum operating lease payments	1,059	643	378	38	-
Total	$18,415	$3,846	$9,073	$4,142	$1,354

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$2,000	$2,000	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $825,000.
(2)	Outstanding letters of credit of $2.0 million represents a $1.9 million letter of credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $3.6 million for the nine months ended September 30, 2015. Cash provided by operating activities in this period was primarily due to a net loss of $999,000, offset by non-cash depreciation and amortization relating to intangible assets of $2.7 million, amortization of deferred financing costs, debt discounts and conversion options totaling $275,000, a decrease in restricted cash of $1.2 million, and a decrease in accounts receivable of $725,000.

Net cash used in operating activities totaled $2.8 million for the nine months ended September 30, 2014. Cash used in operating activities in this period was primarily due to a net loss of $5.8 million combined with a decrease in accounts payable and accrued expenses of $3.0 million. This decrease in cash was partially offset by non-cash depreciation and amortization relating to intangible assets of $2.0 million, amortization of deferred financing fees, debt discounts and conversion options totaling $2.8 million, and a decrease in accounts receivable by $744,000.

Investing Activities. Cash provided by investing activities totaled $1.9 million for the nine months ended September 30, 2015, including a decrease of $5.3 million in restricted cash and cash equivalents held to satisfy client obligations, partially offset by payments of deferred acquisition consideration of $2.85 million and purchases of property and equipment of $552,000.

Cash provided by investing activities totaled $1.6 million for the nine months ended September 30, 2014, due to a decrease of $1.9 million in restricted cash and cash equivalents held to satisfy client obligations, partially offset by the purchase of property and equipment of $253,000.

Financing Activities. Cash used in financing activities totaled $5.4 million for the nine months ended September 30, 2015, which included a decrease of $5.3 million in client fund obligations and $1.0 million of cash used for routine payments on long-term debt, all partially offset by proceeds from notes payable of $1.0 million.

Cash provided by financing activities totaled $271,000 for the nine months ended September 30, 2014, which included an increase of $2.1 million from the sale of preferred stock, and an increase of $1.0 million from the sale of common stock, all partially offset by a $1.9 million decrease in client fund obligations, and $985,000 of cash used for routine payments on long-term debt.

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

Effects of Inflation

JetPay Payroll Services’ and JetPay Payment Services’ monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenue. While these can be positive or negative, since a portion of JetPay Payment Services’ revenues are derived as a percentage of dollar volume processed, JetPay Payment Services’ revenues will generally rise when inflation rises. Additionally, JetPay Payroll Services’ revenues include the interest earned on the funds held for clients investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended September 30, 2015 that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2015, the Company issued 29,167 shares of common stock to Ralph Bianco, a former employee of the Company, as compensation for services rendered to the Company. We deemed the issuance of these securities to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, relative to transactions by an issuer not involving a public offering, to the extent an exemption from such registration was required. There were no underwriters employed in connection with the transaction set forth in this Item 2.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

10.1	Letter Agreement dated August 6, 2015, by and between JetPay Corporation and Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Bipin C. Shah
Bipin C. Shah, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:	November 12, 2015
39

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

