Form 10-K
period 2015-12-31
JetPay Corp
filed 2016-03-24
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                              .

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐  NO ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $21.5 million based on the number of shares held by non-affiliates as of June 30, 2015, and the last reported sale price of the registrant’s common stock on June 30, 2015.

As of March 21, 2016, the latest practicable date, 14,410,027 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “our company,” “the Company,” “JetPay,” “us,” “we” and “our” refer to JetPay Corporation and each of its subsidiaries on a consolidated basis.

This report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business; and the successful integration of acquisitions.

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

PART I.

Item 1. Business

Introduction

We are a provider of payment services – debit and credit card processing, payroll and human capital management services (“HCM services”), and card services to businesses and their employees throughout the United States. We provide these services through three wholly-owned subsidiaries, JetPay, LLC, currently doing business as JetPay Payment Services ( “JetPay Payment Services”); ACI Merchant Systems, LLC, currently doing business as JetPay Strategic Partners (“ACI” or “JetPay Strategic Partners”), an independent sales organization (“ISO”) specializing in relationships with banks, credit unions, and other financial institutions, as well as industry association relationships, both of which provide debit and credit processing and Automated Clearing House (“ACH”) payment services to small and medium-sized businesses, as well as large entities who process internet transactions and recurring billings; and AD Computer Corporation (“ADC” or “JetPay Payroll Services”), which provides HCM services including, payroll, tax filing, time and attendance, HR services, services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and other related services to small and medium-sized employers. We also offer the MAC® prepaid Visa card, which is focused on providing low-cost money management and payment services to individuals, including un-banked and under-banked employees of our business customers. Our principal executive offices are located at 1175 Lancaster Avenue, Suite 200, Berwyn, PA 19312, and our telephone number is (484) 324-7980. Our website is located at www.jetpay.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Annual Report on Form 10-K.

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

On November 7, 2014, we, ACI, Michael Collester and Cathy Smith, entered into a Unit Purchase Agreement (the “ ACI Unit Purchase Agreement”), pursuant to which the Company acquired all of the outstanding equity interests of ACI from Michael Collester and Cathy Smith in exchange for consideration in the form of cash and our common stock. ACI operates within our JetPay Payment Processing Segment and serves as a strategic partner in our cross selling efforts with our JetPay HR and Payroll Segment and our Card Services operation.

JetPay Payment Services Business

Company Background and History

JetPay, LLC, currently doing business as JetPay Payment Services, and JetPay Strategic Partners, operate within our JetPay Payment Processing Segment. JetPay Payment Services provides automated clearing house (“ACH”) services, and debit and credit card “processing-only” services directly to merchants and ISOs, full debit and credit card acceptance services to merchants and full merchant services to independent sales agents and ISOs, Value Added Resellers (“VARs”), and Independent Software Vendors (“ISVs”). JetPay Payment Services is a leading end-to-end processor of credit and debit card payment transactions providing debit, credit, and ACH processing services directly to retailers, service providers, and banks, and on a wholesale basis to ISOs, VARs, and ISVs. JetPay Payment Services is one of fewer than approximately 20 United States processors that connect directly to the card networks (e.g., Visa, MasterCard, Discover, American Express, etc.) for both authorization as well as clearing and settlement services providing end-to-end processing. JetPay Payment Services provides cost-effective, customized solutions to its customers.

JetPay Strategic Partners is an ISO specializing in strategic partnerships and relationships with banks, credit unions, and other financial institutions, as well as industry association relationships. JetPay Strategic Partners was created with a mission focused on serving the needs of regional and community banks and credit unions and has become recognized as the premier Agent/Referral Financial Institution processing company in the Northeast, and is now serving the entire United States. JetPay Strategic Partners provides the Company with expertise in selling debit and credit card processing services into this channel, as well as a base operation to sell its payroll and related payroll tax processing and payment services to its clients. Additionally, JetPay Strategic Partners provides the Company the ability to cross-market its payroll payment services and its prepaid card services to its customer base.

JetPay Payment Services has a specific strength in Internet and Card-Not-Present transactions, a growing area in the industry. JetPay Payment Services had approximately $21.3 million in revenues in 2015 and approximately 5,560 end-use customers. JetPay Payment Services’ principal executive offices are located at 3361 Boyington Drive, Suite 180, Carrollton, Texas, 75006, and its telephone number is (972) 503-8900. JetPay Strategic Partners had approximately $7.3 million in revenues in 2015, and approximately 4,400 end-use customers. JetPay Strategic Partners’ principal executive offices are located at 136 East Watson Avenue, Langhorne, PA, 19047, and its telephone number is (215) 741-6970. JetPay, LLC and ACI on a combined basis represented over $28.6 million in annual revenues in 2015 and approximately 9,960 end-use customers.

JetPay Payment Services and JetPay Strategic Partners provide a wide array of transaction processing services, including:

•	debit and credit card processing to merchants;
•	front and back-end processing;
•	debit and credit card processing for banks;
•	wholesale debit and credit card processing to ISOs;
•	specialized and secure card processing for internet transactions;
•	end-to-end encryption and tokenization;
•	specialized card processing for recurring bill payments;
•	high speed network and authorization;
•	ACH processing to merchants;
•	batch processing;
•	gift cards;
•	fraud protection; and
•	the ability to adapt to virtually any website or payment application.

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

JetPay Payment Services, along with JetPay Strategic Partners, is an expert in providing point of sale, or POS, software applications and systems integration, data networking, communications technologies, the card networks operating regulations and all other areas of concern that impact the nation’s bankcard merchants. It advises on and delivers the optimal payments acceptance solution to customers in all types of industries, including but not limited to, retailers, restaurants, travel companies, lodging providers, supermarkets, convenience stores, governments, utilities and e-commerce providers.

JetPay Payment Services and JetPay Strategic Partners can interface with their customers using virtually any device or access point in the market, including but not limited to the following:

•	electronic terminals;
•	personal computer (“PCs”);
•	electronic cash registers;
•	point of sale systems;
•	Internet gateways;
•	merchant host interfaces; and
•	mobile devices.

Geographical Financial Information

While JetPay, LLC is headquartered in Carrollton, Texas and ACI is headquartered in Langhorne, Pennsylvania, our primary business is national in scope, and we process transactions for customers throughout the United States. We also process transactions for a select number of international customers.

Marketing and Sales

JetPay Payment Services and JetPay Strategic Partners retain a combined marketing and sales force. We sell directly to the majority of our merchant and processing customers, as well as indirectly through our ISO, VAR, and ISV customers. Our direct sales force focuses on select verticals where we have a significant technology advantage, including internet retailers, recurring billers, VARs, technology servicers, travel companies, and others. It also recruits ISOs and VARs, especially where we can provide unique product or technology solutions. JetPay Strategic Partners focuses on the customers of its financial institution and association clients, which tend to be more card-present retailers. We also receive significant referral opportunities.

JetPay Payment Services’ and JetPay Strategic Partners’ marketing efforts involve:

•	print advertising in trade and consumer publications;
•	Internet advertising, including viral and social network marketing campaigns;
•	select radio advertising;
•	trade show exhibits; and
•	bulletins featuring new products and product features.

Independent Sales Organizations

JetPay Payment Services combined with JetPay Strategic Partners has approximately 300 ISOs, VARs, ISVs, financial institutions, referral partners and agent customers who sell on its behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, government organizations, and others. These ISOs, VARs, ISVs, and financial institutions have more than approximately 57,300 merchants on JetPay Payment Services’ system.

Competition

Competitors of JetPay Payment Services and JetPay Strategic Partners include financial institutions, subsidiaries of financial institutions and well-established payment processing companies, including Total Systems, Bank of America Merchant Services, Chase Paymentech, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Vantiv, Inc., Global Payments, Inc. and WorldPay US, Inc.

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. Total expenditures for all general purpose card type transactions by U.S. consumers were $5.5 trillion in 2014, and are expected to grow to $7.9 trillion by 2019, representing a compound annual growth rate of approximately 10%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments have led to a highly competitive and specialized industry.

The industry has approximately 3,000 ISOs; however, there are less than 40 companies that actually process the transactions directly to the card networks , which include generating the authorization, clearing the transaction, and settling the funds to the merchant. Of the few transaction processors, fewer than 20 companies handle both the front-end and back-end functions. Front-end processors perform the authorization in real-time and back-end processors perform the clearing to the card issuers and settlement to merchants every day. JetPay Payment Services’ processing systems handle both front-end and back-end processing, which gives us a competitive advantage over other ISOs that must purchase these services from a company like ours.

The barrier to entry to produce a new processing system is high. The time and investment to develop and implement a processing system are very significant and once the system is functional it has an immediate cost that takes millions of transactions a month to break even.

Many companies in the merchant acquiring market see a large income rise during the holiday shopping period. Due to a large amount of recurring payment merchants in our portfolio, we do not see a large spike in income during this period. However, we do see a small income increase in February and March and the summer months as a result of some of our travel and other seasonal resort merchants having seasonal spikes.

Intellectual Property

JetPay, LLC has U.S. federal registrations for the following trademarks: JetPay, YourETicket2Ecommerce, and CRYPTO-PAN. JetPay, LLC has the following registered domain names: jetpaypayments.com, jetpaypayments.net, jetpaysolutions.com, wleslp.com, cropit.com, getreporting.com, jetpay.com, jetypay.com, jetpay.net, jetpay.org, jetpayms.com, jetpays.com, jetpayiso.com, jetpayms.net, jetpayis.com, jetpayis.net, jetpayis.org, nogateway.com, nogateway.net, standardpayments.com, triumphant.com, giveonline.com, youboardit.com, uboardit.com, and mymobilemoney.com.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We believe our trademarks have value in the marketing of our products. It is our policy to protect and defend our trademark rights.

Material Customers

JetPay Payment Services’ two largest customers represented 17.1% and 7.1% individually, or 24.2% combined of its total revenues of $21.3 million for the year ended December 31, 2015. Loss of either of these customers could have a material adverse effect on the results of operations of JetPay Payment Services and the Company.

JetPay Payroll Services Business

Company History

JetPay Payroll Services began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit to customers in and around Allentown, Bethlehem and Easton, Pennsylvania (the “Lehigh Valley”). In 1990, JetPay Payroll Services added the services of collecting and filing payroll taxes with the development of Payroll Tax Filing Services, Inc. (“PTFS”). Over the last two years, JetPay Payroll Services has transitioned into a provider of additional HCM services, including time and attendance, HR services, and Affordable Care Act services. These new services accounted for 4.3% of JetPay Payroll Services’ revenues in 2015. JetPay Payroll Services has a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. JetPay Payroll Services currently has approximately 5,120 customers and $14.7 million in revenues for the year ended December 31, 2015, as well as an average of $50.0 million in client-held funds with respect to average monthly payroll tax filings. JetPay Payroll Services’ principal executive offices are located at 3939 West Drive, Center Valley, Pennsylvania 18034, and its telephone number is (610) 797-9500.

JetPay Payroll Services provides a wide array of payroll and human resource services, including, but not limited to:

•	processing payroll;
•	collecting and filing national, state, and local taxes;
•	online payroll;
•	paperless payroll;
•	Affordable Care Act services;
•	HCM services;
•	electronic Child Support and other deduction processing;
•	time and labor management services;
•	pay as you go workers compensation;
•	401K administration;
•	prepaid cards; and
•	electronic, phone, fax, or paper payroll input.

JetPay Payroll Services has more than 45 years of experience in providing secure, on-time payroll processing services to its clients. It recognized the need for a secure system built on highly scalable architecture software that can interface with rapidly changing client requirements to provide competitive marketplace advantage. JetPay Payroll Services provides payroll and tax filing solutions that meet the requirements of customers who employ anywhere from one employee to those with thousands of employees through a flexible, multi-input interface that can accept paper, fax, web, or direct transmission of payroll information in a highly secure solution.

JetPay Payroll Services designs, builds and maintains all payroll software systems and tax depositing and filing software systems, without third-party involvement. JetPay Payroll Services works to integrate its offerings to customers in a seamless software as a service (“SaaS”) process. There are four programming teams, one each for mainframe programming for its proprietary payroll system software, PC programming for its PC Input and HR applications, web programming for its WebPay and Employee Self-Serve platforms and tax filing programming for its proprietary Trust and Payroll Tax Depositing and Filing System and processing enhancements. These in-house programming teams allow for quick responses to statutory changes, and the ability to provide customized solutions for its clients.

Geographical Financial Information

JetPay Payroll Services’ focus to date has been in the Lehigh Valley and the Philadelphia suburbs and their surrounding areas. However, the company has expanded its sales team and third party relationships and is increasing its marking scope nationally. It has customers in 39 states, and processes payroll for employees in all 50 states.

Marketing and Sales

Marketing

JetPay Payroll Services has its own marketing staff. Its marketing efforts include:

•	print advertising in trade and business publications;
•	Internet advertising and select radio advertising;
•	trade show exhibits; and
•	bulletins featuring new products and product features.

Sales

JetPay Payroll Services’ sales team focuses its efforts in Lehigh Valley and the Philadelphia suburbs and their surrounding counties and sells directly to its customers. JetPay Payroll Services has also begun to market its payroll processing service nationally and increase its cross-selling efforts with the customers of JetPay Payment Services and JetPay Strategic Partners. A significant part of its sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

Intellectual Property

JetPay Payroll Services has U.S. federal registrations for the following service marks: 1-800-DO-MY-PAY, Your Payroll Experts, and WorkforceToday. JetPay Payroll Services has the following registered domain names:1800domypay.com, adc0mputer.com, adcomputer.com, adcomputer.biz, adcomputer.info, adcomputer.net, adcomputer.org, adcomputer.us, adconputer.com, assurepayroll.com, domypay.com, domypay.us, yopurpayrollexperts.com, jetpaypayroll.com, jetpaypayroll.net, jetpayroll.com, payrolltaxsvc.com, payrolltaxsvc.info, payrolltaxsvc.net, payrolltaxsvcs.com, payrolltaxsvcs.net, workforcetoday.com, workforcetoday.biz, workforcetoday.net, workforcetoday.co, workforcetoday.info, and workforcetoday.org.

In general, service marks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. JetPay Payroll Services believes its service marks have value in the marketing of its services. It is its policy to protect and defend its service mark rights.

Competition

The payroll processing services industry is highly competitive, with services provided by outsourced providers like us, but also accounting firms and self-service options. Overall the industry operates in three sectors: large national full-service payroll providers, online self-service providers, and numerous much smaller national, regional, local and on-line providers. Large national payroll service firms such as ADP, Paychex, Paylocity, PayCom, Ceridian, and Intuit have a combined revenue market share of approximately 52%. JetPay Payroll Services competes with all three levels of payroll processing companies.

Competition in the payroll processing industry has historically been based on service responsiveness, accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax compliance, technology, service, and platform development challenges that they may lack the technical and financial resources to overcome. More recently, the ability to provide an integrated offering including payroll, tax filing, HR services, time and attendance, and Affordable Care Act reporting has become more important to larger employers. JetPay Payroll Services believes it is well-positioned to gain payroll customers from those challenged providers. Additionally, it believes its competitive position is enhanced through its ability to offer payment processing services to payroll customers and thus offer an integrated services suite, which will provide its customers with efficient and convenient options.

JetPay Card Services Business

Background

The founders of JetPay oversaw the development of general purpose prepaid cards in the United States. Having observed the development of these products, we believe that there remain a large number of consumers in the United States who are not being well served by their financial provider. We designed and launched the MAC Prepaid Visa Card in 2013. This card is designed to provide a low-cost alternative to both consumers who currently rely on paper checks for their funds (whether payroll, disability, annuity, or other payment), as well as those who, as a result of banks’ reaction to the Durbin Amendment, part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, have increased fees and charges for low-balance checking accounts.

Marketing and Sales

We believe that JetPay Payroll Services and JetPay Strategic Partners provide a natural distribution system to consumers and others who may have an interest in our card service offerings. We also believe that our ISO / VAR / ISV / financial institution distribution channel of the JetPay Payment Processing Segment provides us a significant opportunity to reach thousands of other small businesses and their consumers.

Intellectual Property

JetPay Card Services, through JetPay Corporation, has the following registered domain names: jetpaycard.com, jetpaycard.net, jetpaycards.com, jetpaycards.net, jetpaycardservices.com, myMACcard.com, jetpaycardservices.net.

Competition

We face significant competition in this business. Large national card issuers, including Green Dot and NetSpend are larger, have significant distribution systems, and have more financial resources than us. Many financial institutions, including J.P. Morgan Chase, Wells Fargo, American Express, and others have launched similar products, and have an advantage because they own a large numbers of ATMs.

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

Payment processing companies domiciled or operating in the United States are subject to extensive regulation and supervision by varying federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as individuals whose information is being transmitted. Accordingly, examples of regulatory requirements to which we are subject, generally include the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Electronic Fund Transfer Act, the Health Insurance Portability and Accountability Act, the USA Patriot Act of 2001, the Gramm-Leach-Bliley Act and various federal and state consumer protection and privacy laws. JetPay Card Services is also subject to increased regulation and oversight by the Consumer Financial Protection Bureau. In addition, changes in current laws or regulations and future laws or regulations may substantially restrict the nature of our business. In addition, some states are interpreting their own statutes differently than federal law, which may create additional cost burden for compliance.

Competition

Our overall business strategy is to provide payment services to businesses and their employees, especially businesses who require internet processing or processing of recurring billings. Our Payment Services, Card Services, and Payroll Services operations face significant competitors as described above under the applicable Competition headings. We also intend to acquire additional organizations within these markets, as well as companies that provide complementary or ancillary services. In identifying, evaluating and selecting these potential target businesses, we may encounter intense competition from other entities having a business objective similar to ours. We may be subject to competition from several entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses, including our obligation to seek stockholder approval of an acquisition under certain circumstances, which may delay the completion of a transaction.

Any of these factors may place us at a competitive disadvantage in successfully acquiring additional businesses. Our management believes, however, that our status as a public company and our existing access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

Employees

As of March 21, 2016, we had approximately 202 employees, of which approximately 76 were employed in our JetPay Payment Processing Segment, 73 of which were full-time and 3 of which were part-time; 121 were employed in our JetPay HR and Payroll Segment, 85 of which were fulltime and 36 of which were part-time; one was employed in JetPay Card Services; and four were employed in our corporate accounting, finance, marketing, and investor relations, including three in executive management. None of our employees are covered by a collective bargaining agreement.

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

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our debt service requirements. In connection with the loss of a customer, Direct Air, Merrick Bank, JetPay’s sponsor bank at the time, retained a portion of JetPay’s cash reserves. At December 31, 2015, total cash reserves held by Merrick related to the Direct Air matter were approximately $4.4 million. There can be no assurance as to the timing of any release of these reserves.  In May of 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, Wells Fargo Bank. Our sponsoring bank requires a $1.9 million reserve which we satisfied with a letter of credit at December 31, 2015. The letter of credit matured in January 2016 and was replaced with a restricted cash deposit of $1.9 million provided through the issuance of promissory notes with several related parties. The promissory notes mature on April 14, 2016. We are currently working with several financial institutions to secure a new $1.9 million letter of credit at which time the restricted cash reserves would be released to repay the promissory notes. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms. If a letter of credit cannot be obtained, the current promissory notes may need to be extended on unfavorable terms or other debt instruments may need to be pursued on unfavorable terms, which could have a material adverse effect on our business, operating results and financial condition.

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

On August 22, 2013, we entered into a Securities Purchase Agreement with Flexpoint (“Flexpoint Securities Purchase Agreement”), whereby we agreed to sell, subject to satisfaction of certain conditions, up to approximately 133,333 shares of Series A Preferred. If we were to issue all of the shares of the Series A Preferred, the approximately 133,333 shares of Series A Preferred would be convertible into 13,793,068 shares of our common stock. Assuming no additional common stock issuance, the conversion of Series A Preferred would constitute an approximate 47.3% cumulative voting percentage at December 31, 2015 based on total cumulative voting rights underlying the Preferred Stock of 12,903,194 votes. The issuance to Flexpoint of all such shares could result in a change of control, as could any sale of all or a significant percentage of those shares to a person or group.

The Series A Preferred issued to Flexpoint has rights, preferences and privileges that are not held by, and are preferential to the rights of our common stockholders. As a result, the interests of Flexpoint and its affiliates may differ from the interests of our common stockholders.

In connection with the potential issuance of up to 133,333 shares of Series A Preferred to Flexpoint, which such shares are convertible into approximately 13,793,068 shares of our common stock, Flexpoint obtained various rights, preferences and privileges that are not held by the holders of our common stock, including, but not limited to, the right to receive a liquidation preference of $600 per share of preferred stock prior to any payments made to holders of our common stock upon the occurrence of certain events, and that in certain instances are preferential to the rights of the holders of our common stock, including the right to designate two or more directors to our board. If all such shares or some portion thereof are issued, Flexpoint would also become our largest stockholder. As a result, Flexpoint would have the ability to exercise substantial control over our operations and the interests of Flexpoint may differ from the interests of the holders of our common stock in material respects.

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We have experienced losses from inception through December 31, 2015. While most of these losses have been due to non-cash amortization, until the Company’s products and services generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and may need to continue to raise capital to meet its cash flow requirements including the issuance of common stock or debt financing at unfavorable terms. Despite positive cash flow excluding non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options, we incurred a net loss before accretion of convertible preferred stock of $1.2 million and $6.9 million for the years ended December 31, 2015 and 2014, respectively. If we incur losses in the future, the price of our common stock may fall.

We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to execute on our business plan.

At December 31, 2015, we had net working capital deficit of approximately $3.2 million. We had net cash provided by operating activities of $3.3 million, and $(4.5) million for the years ended December 31, 2015, and 2014, respectively. Although we believe that we have adequate existing resources to provide for our debt service and other funding requirements through at least January 1, 2017, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We also need additional capital to perform usual updates to our technology or respond to unusual or unanticipated non-operational events. In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we may need to raise additional capital through loans, sale of Series A Preferred or Series A-1 Preferred, or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. Should the financing we require to sustain our working capital needs and investments in technology be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results and financial condition.

We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur additional debt, we may be subject to the following risks:

•	our vulnerability to adverse economic conditions may be heightened;
•	our flexibility in planning for, or reacting to, changes in our business may be limited;
•	our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•	higher levels of debt may place us at a competitive disadvantage compared to our competitors or prevent us from pursuing opportunities;
•	covenants contained in the agreements governing our indebtedness may limit our ability to borrow additional funds and make certain investments;
•	a significant portion of our cash flow could be used to service our indebtedness; and
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired.

We cannot assure you that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot assure you that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

As a result of our acquisitions a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets together accounted for approximately 44% of the total assets on our balance sheet as of December 31, 2015. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

We conducted due diligence investigations of the businesses we acquired, and intend to do the same with any business we consider in the future. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, and despite the due diligence performed on the acquired companies, we cannot assure you that this process has identified or will identify all material issues that may be present inside a particular target business, or that factors outside of the target’s business and our control will not later arise. If our due diligence investigation fails to identify material issues relating to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if these charges may be non-cash items and may not adversely affect our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming debt held by a target business or by virtue of our otherwise obtaining debt financing.

Any acquisitions that we make could disrupt our business and harm our financial condition.

Acquisitions are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions which provide new product and service sales channels or that enhance our current technologies. We may not be able to successfully integrate any businesses, services or technologies that we acquire. Additionally, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it would be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations.

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

We have recently issued 517,037 shares of our common stock to certain investors, including certain of our director and executive officers, under a series of private placements of our common stock. The issuance of a significant number of additional shares of our common stock, or the perception that such future sales could occur, particularly with respect to sales by our directors, executive officers, and other insiders or their affiliates, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

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

Our operations are dependent upon a relatively small group of individuals, including Bipin C. Shah, our Chairman and Chief Executive Officer, Trent Voigt, the CEO of JetPay, LLC, Michael Pires, the CEO of ADC, Michael Collester, the CEO of ACI, Peter Davidson, our Vice Chairman, and Gregory Krzemien, our Chief Financial Officer. We believe that our success depends on the continued service of these individuals. With the exception of Mr. Collester, we do not have employment agreements with any of these individuals. The loss of any of these individuals could have a detrimental effect on our Company.

The ability to recruit, retain and develop qualified personnel is critical to the Company’s success and growth.

For us to successfully compete and grow, we must retain, recruit and develop the necessary personnel who can provide the needed expertise required in our business. Additionally, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. The Company’s effort to retain and develop personnel may also result in significant additional expenses. The Company cannot assure you that key personnel, including executive officers, will continue to be employed or that it will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

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

We rely upon information technology networks and systems to process, transmit, and store electronic information, and to support a variety of business processes. In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, ISOs, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Vulnerabilities, threats, and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. While we attempt to mitigate these risks by employing a number of security measures and constantly updating and adapting security requirements, our networks, products, and services remain potentially vulnerable to advanced persistent threats.

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

As of March 21, 2016, our directors and named executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 43.9% of the outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•	the appointment of directors, including two directors appointed directly by holders of the Series A Preferred;
•	the appointment, change or termination of management;
•	any amendment of our certificate of incorporation or bylaws;
•	the approval of acquisitions or mergers and other significant corporate transactions, including a sale of substantially all of our assets; or
•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

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

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

We are involved in various litigation matters and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

If our insurance is inadequate, we could face significant losses.

We maintain various insurance policies for our assets and operations. The insurance policies include, but are not limited to, property, general liability, cyber-attack, and errors and omissions coverages, including business interruption protection for each location. We also maintain workers’ compensation policies in every state in which we operate as well as Directors’ and Officers’ liability insurance. There can be no assurance that our insurance will provide sufficient coverage in the event a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of sufficient magnitude could have a material adverse effect on our business and results of operations.

Risk Factors Related to JetPay Payment Services and JetPay Strategic Partners

JetPay Payment Services may face losses as a result of chargebacks with respect to Direct Air.

Direct Air, a customer of JetPay Payment Services, abruptly ceased operations on or about March 13, 2012. As a result, Merrick, JetPay Payment Services’ sponsor bank with respect to this particular merchant, has incurred chargebacks in excess of $25 million. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for any realized losses from such chargebacks. The loss is insured through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25 million and a deductible of $250,000. JetPay, LLC has already realized such losses with regards to the deductible, as well as all chargebacks in excess of $25 million in its fiscal year 2012. To the extent the chargebacks are not covered by the insurance policy, or JetPay and Merrick are not able to recover under other legal activities, JetPay, LLC may have a liability to Merrick up to the extent of such incurred chargebacks. As partial protection against any potential losses, we required that, upon Closing, 3,333,333 shares of our common stock that was to be paid to WLES, L.P. as part of the purchase price for JetPay, LLC, was to be placed into an escrow account with JPMorgan Chase as the trustee. WLES, L.P. maintains voting rights with respect to all such shares. We are parties to an escrow agreement for the trust with Merrick and WLES. If JetPay, LLC incurs any liability with respect to Merrick as a result of the Direct Air issue, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability to Merrick because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for the JetPay, LLC liability which could have a materially adverse effect on our business, financial condition and results of operations.

JetPay Payment Services incurs liability when its merchants refuse or cannot reimburse it for chargebacks resolved in favor of its customers, fees, fines or other assessments it incurs from the payment networks. JetPay Payment Services cannot accurately anticipate these liabilities, which may adversely affect its business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns. If JetPay Payment Services is unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse JetPay Payment Services for a chargeback, JetPay Payment Services may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although JetPay Payment Services hired an experienced risk manager in 2013, JetPay Payment Services may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by merchants which could have a materially adverse effect on our business, financial condition and results of operations.

JetPay Payment Services’ systems may be subject to disruptions that could adversely affect its business and reputation.

Many of JetPay Payment Services customers are highly dependent on its ability to process, on a daily basis, a large number of complicated transactions. JetPay Payment Services relies heavily on its authorization, settlement, communications, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, JetPay Payment Services could suffer financial loss, a disruption of their customers, liability to clients, regulatory intervention or damage to its reputation. JetPay Payment Services has disaster recovery plans in place to protect its business against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite preparations, JetPay Payment Services’ disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, and disruptions to its operations, or damage to its important facilities.

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

The loss of key ISOs, VARs, ISVs, and financial institutions could reduce JetPay Payment Services’ and JetPay Strategic Partners’ revenue growth.

JetPay Payment Services’ and JetPay Strategic Partners’ ISO / VAR / ISV, and financial institution sales channel, which purchases and resells its end-to-end services to its own portfolio of merchant customers, is a strong contributor to its revenue growth. If an ISO / VAR / ISV, or financial institution switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the ISO / VAR / ISV, or financial institution, and they risk losing existing merchants that were originally enrolled by the ISO / VAR / ISV, or financial institution, all of which could negatively affect its revenues and earnings.

The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and net income.

We have derived, and believe we may continue to derive, a significant portion of our revenues from certain large customers. Our customers may purchase less of our services depending on their own technological requirements, end-user demand for our products and competitive factors from other service providers. A major customer in one year may not purchase any of our services or a reduced amount of our services in another year, which may negatively affect our financial performance. Additionally, if we are required to sell products to one or several large customers at reduced prices or unfavorable terms, our results of operations and revenues could be materially adversely affected. Further, there is no assurance that our customers will continue to utilize our transaction processing and related services as our customer agreements are generally cancelable by the customer, with varying penalties.

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

In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments markets and also expand into new markets.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for electronic transaction payment processing and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we look for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the value and benefits we anticipate.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop effective and secure services and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing electronic payments markets, we may not be able to continue to grow our revenues and earnings.

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

The electronic payments industry depends heavily on the overall level of consumer and business spending. Significant portions of JetPay Payment Services’ revenue and earnings are derived from fees from processing consumer credit card and debit card transactions. JetPay Payment Services is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic condition, particularly in the United States, or increases in interest rates may adversely affect their financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in their revenue and profits. If cardholders of their financial institution clients make fewer transactions with their cards, JetPay Payment Services’ merchants make fewer sales of their products and services using electronic payments or people spend less money per transaction, JetPay Payment Services will have fewer transactions to process at lower dollar amounts, resulting in lower revenues.

A weakening in the economy could have a negative impact on JetPay Payment Services’ clients, as well as its customers who purchase products and services using its payment processing systems, which could, in turn, negatively impact its business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the discretionary market segments that represent a larger portion of its payment processing volume. In addition, a weakening in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. If a downturn occurs, credit card issuers may reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards. JetPay Payment Services also has a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, which could limit its ability to quickly adjust costs and respond to changes in its business and the economy. Changes in economic conditions could also adversely impact future revenues and profits and cause a materially adverse effect on its business, financial condition and results of operations.

Governmental regulations designed to protect or limit access to consumer information could adversely affect JetPay Payment Services’ ability to effectively provide its services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While their operations are subject to certain provisions of these privacy laws, JetPay Payment Services has limited its use of consumer information solely to providing services to other businesses and financial institutions. In connection with providing services to its clients, JetPay Payment Services is required by regulations and contracts with their merchants and financial institution clients to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding its compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to their infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by its clients with JetPay Payment Services. Its ability to maintain compliance with these standards and satisfy these audits will affect its ability to attract and maintain business in the future. If JetPay Payment Services fails to comply with these regulations, it could be exposed to lawsuits for breach of contract or to governmental proceedings. In addition, its client relationships and reputation could be harmed, and JetPay Payment Services could be inhibited in its ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, compliance costs may increase, opportunities for growth may be curtailed by its compliance capabilities or reputational harm and potential liability for security breaches may increase, all of which could have a material adverse effect on its business, financial condition and results of operations.

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

Many of JetPay Payroll Services’ customers are highly dependent on its ability to process, on a daily basis, a large number of complicated transactions. JetPay Payroll Services relies heavily on its payroll, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, JetPay Payroll Services could suffer financial loss, a disruption of their customers, liability to clients, regulatory intervention or damage to its reputation. JetPay Payroll Services has disaster recovery plans in place to protect its business against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite preparations, JetPay Payroll Services’ disaster recovery plans may not be successful in preventing the loss of client data, disruptions to its operations or damage to its important facilities.

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

JetPay Payroll Services is dependent upon various large banks to execute ACH and wire transfers as part of its client payroll and tax services. While JetPay Payroll Services has contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede its ability to process funds on behalf of its payroll and tax services clients and could have an adverse impact on its financial results and liquidity.

JetPay Payroll Services’ services may be adversely impacted by changes in government regulations and policies.

Many of JetPay Payroll Services’ services, particularly payroll tax administration services, are designed according to government regulations that continually change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of JetPay Payroll Services’ services and substantially decrease its revenue. Added requirements could also increase JetPay Payroll Services’ cost of doing business. Failure to educate and assist JetPay Payroll Services’ clients regarding new or revised legislation that impacts them could have an adverse impact on its reputation. Failure by JetPay Payroll Services to modify its services in a timely fashion in response to regulatory changes could have a material adverse effect on its business and results of operations.

Our clients and our business could be adversely impacted by health care reform.

The Affordable Care Act was enacted in March 2010 and entails sweeping health care reforms with staggered effective dates from 2010 through 2018. Many provisions of the Affordable Care Act require the issuance of additional guidance from the U.S. Departments of Labor and Health & Human Services, the Internal Revenue Service (the “IRS”), and the States. As a service provider, we may be requested by our clients to help them understand their increased obligations under the federal and state regulations facing employers under the Affordable Care Act. Failure to provide clients with appropriate information or solutions to effectively manage their health care benefits and related costs could have an adverse impact on our reputation and a negative impact on our client base. There is no guarantee that solutions we have developed to help clients navigate health care legislation will continue to be readily accepted by clients, which could have a material adverse impact on our HR and Affordable Care Act services.

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

To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology and partnerships with other third party service providers. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.

JetPay Payroll Services may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay Payroll Services relies on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks, banks used to electronically transfer funds from clients to their employees, and other third party providers for certain HCM services such as Affordable Care Act services. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to JetPay Payroll Services’ operations, impact client relations, and result in significant penalties or liabilities to JetPay Payroll Services.

Item 1B. Unresolved Staff Comments.

N/A.

Item 2. Properties.

We currently maintain our principal executive offices at 1175 Lancaster Avenue, Suite 200, Berwyn, Pennsylvania 19312 under a 39 month lease with a current monthly lease payment of $4,538. The corporate headquarters consist of approximately 3,000 square feet of office space on one floor of a multi-tenant building.

JetPay Payment Services’ headquarters are located in Carrollton, Texas and consist of approximately 20,800 square feet leased on one floor of a multi-tenant building subject to a lease, as amended September 6, 2013, for an additional five-year term. The rent is currently approximately $11,900 per month. JetPay Payment Services pays approximately $3,900 per month for its share of operating costs. JetPay Payment Services retains a small backup center in Sunnyvale, Texas of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, the CEO of JetPay Payment Services. The terms of the lease are commercial. That lease expired in January 2016 and we are currently leasing the facility on a month-to-month basis. We are currently evaluating our future space needs and reviewing several alternatives, including a possible extension and/or amendment to our expired lease.

JetPay Strategic Partners’ headquarters are located in Langhorne, Pennsylvania and consist of approximately 3,300 square feet leased on one floor of a multi-tenant building subject to a month-to-month lease. The rent is currently approximately $2,360 per month.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich was the President of JetPay Payroll Services until December 31, 2015. The rent is currently approximately $45,163 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. We are currently evaluating our future space needs and reviewing several alternatives, including a possible extension and/or amendment to our expiring lease. JetPay Payroll Services also leases an off-site disaster recovery site at a monthly rate of $3,270 with successive renewal terms of one year and off-site backup systems at a monthly rate of $2,910 expiring in December 2017.

PTFS shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of PTFS, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania. Pursuant to a cost sharing agreement among PTFS, Joel E. Serfass and Serfass & Cremia, LLC, PTFS pays an 85% share of the total expenses of operating such facilities (which total expenses include office rental, equipment rental, telephone, utilities, maintenance, repairs and other operating costs and a 5% administrative fee payable to Joel E. Serfass), which amounted to $104,001 and $107,427 for the years ended December 31, 2015 and 2014, respectively. The cost sharing agreement is terminable by any party upon 90 days’ notice.

We believe that our current offices are adequate to meet our needs and that of our subsidiaries, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Item 3. Legal Proceedings.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC has pursued litigation against Merrick Bank in the Federal District Court in the State of Utah, as described below. Merrick and JetPay, LLC have entered into a forbearance agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.4 million of total reserves related to the Direct Air matter as of December 31, 2015. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves are recorded in Other Assets.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly owned subsidiary of the Company, together with WLES, (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced us for legal fees incurred by Merrick totaling approximately $4.0 million. We do not believe we have a responsibility to reimburse Merrick for these legal fees and intend to vigorously dispute these charges. Accordingly, we have not recorded an accrual for these legal fees as of December 31, 2015.

As partial protection against any potential losses related to Direct Air, we required that, upon closing of the Completed Transactions, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, us, and WLES as parties. If JetPay, LLC suffers any liability as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability because of this issue, and these shares do not have sufficient value to fully cover such liability, we may be responsible for this JetPay, LLC liability which could have a materially adverse effect on our business, financial condition and results of operations. On February 3, 2014, we received notice that Merrick had requested Chase to release the 3,333,333 shares in the escrow account to Merrick. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On January 16, 2013, we received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against us with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that we breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2.07 million and reimburse EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered us to pay the cash fee of $2.07 million plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “EBC Award”). We accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the EBC Award. In order to satisfy a portion of the EBC Award, we entered into a Securities Purchase Agreement (the “Common Stock SPA”). Pursuant to the Common Stock SPA, on April 4, 2014, we received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of common stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, we issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Securities Purchase Agreement. The Company used the proceeds from the sale of common stock, the proceeds from the closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy its obligations to EBC pursuant to the EBC Award.

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

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between us, Ten Lords and Interactive Capital and JetPay, LLC. Under the Agreement, Ten Lords and Interactive Capital agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. The terms of the Agreement required that we provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords and Interactive Capital) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. We calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to the payment, we received notice that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by us. We believe that the basis of the suit regarding JetPay, LLC is groundless and intend to defend it vigorously.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. While we believe that the basis of the suit regarding JetPay, LLC is groundless and while we intend to defend it vigorously, we have recorded an accrual of $200,000 for any potential loss settlement related to this matter as of December 31, 2015.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. We believe that the basis of the suit regarding JetPay, ADC, and PTFS is groundless and we have turned the matter over to our insurance carrier who intends to defend the suit vigorously. We are subject to a $50,000 deductible under our insurance policy. We have not recorded an accrual for any potential loss related to this matter as of December 31, 2015.

We are a party to various other legal proceedings related to our ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “JTPY”.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our common stock for the period from January 1, 2014 through December 31, 2015.

	Common Stock
Quarter Ended	Low	High
Year Ended December 31, 2015
First Quarter	$1.94	$2.95
Second Quarter	$2.60	$3.47
Third Quarter	$2.16	$3.05
Fourth Quarter	$2.47	$3.18
Year Ended December 31, 2014
First Quarter	$1.70	$4.20
Second Quarter	$1.87	$2.49
Third Quarter	$1.42	$2.88
Fourth Quarter	$1.44	$2.15

On March 21, 2016, the closing price of our common stock was $2.45. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our standing shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are no other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b) Holders

On March 21, 2016, there were approximately 125 holders of record and approximately 754 beneficial holders of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(e) Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 8, 2011, the date that our common stock first became separately tradable, through December 31, 2015 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

On December 28, 2012, we issued the following shares of our common stock in connection with the Completed Transactions: 3,666,667 shares to WLES and 1,000,000 shares to the ADC stockholders. In addition, 833,333 will be issuable to WLES upon the achievement of certain price targets.

On October 11, 2013, we issued 33,333 shares of Series A Convertible Preferred, par value $0.001 (“Series A Preferred”) to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint pursuant to the Flexpoint Securities Purchase Agreement.  Additionally, we issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; and 33,333 shares on December 28, 2014 for $10.0 million. Under the Flexpoint Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40 million.  The proceeds of the initial $10 million investment was used to retire the Ten Lords, Ltd. note payable of $5.87 million maturing in December 2013 with the remainder used for general corporate purposes. Proceeds of the November 14, 2014 $1.4 million investment were used as partial satisfaction of the EBC Award. See Part I, Item 3. Legal Proceedings. The November 7, 2014 $6.0 million proceeds were used as partial consideration for the acquisition of ACI and the proceeds of the December 28, 2014 $10.0 million investment were used to redeem the secured convertible promissory notes issued in connection with the Completed Transactions that matured on December 31, 2014.

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Convertible Preferred, par value $0.001 (“Series A-1 Preferred”) to Wellington Capital Management, LLP (“Wellington”) for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement dated May 1, 2014 (the “Wellington Securities Purchase Agreement”). Additionally, we issued 1,350 shares of Series A-1 Preferred to Wellington on November 20, 2014 for $405,000, and 2,250 shares on December 31, 2014 for $675,000. Under the Wellington Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. The proceeds of the total investment of $1.85 million by Wellington have been used for general corporate purposes.

The Series A Preferred and the Series A-1 Preferred are convertible into shares of the Company’s common stock.  Any holder of Series A Preferred and Series A-1 Preferred may at any time convert such holder’s shares into that number of shares of common stock equal to the number of shares of Series A Preferred and A-1Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price of the Series A and A-1Preferred is subject to downward adjustment upon the occurrence of certain events.

On March 28, 2014, we entered into a Stock Purchase Agreement (“Common Stock SPA”) with each of Bipin C. Shah, our Chairman and Chief Executive Officer, and C. Nicholas Antich, the then President of JetPay Payroll Services. Pursuant to the Common Stock SPA, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of our common stock to Messrs. Shah and Antich.

On November 7, 2014, we issued 2,000,000 shares of our common stock in connection with the acquisition of ACI.

On December 22, 2015, we entered into a Securities Purchase Agreement (the “Insider Common Stock SPAs”) with each of certain investors, including Bipin C. Shah, our Chairman and Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of our common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding our execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. In addition to our three directors, certain other investors purchased an additional 320,000 shares of common stock at a purchase price of $2.70 per share for aggregate consideration of $864,000, prior to issuance costs. Finally, on December 23, 2015, we sold 100,000 shares of common stock to an additional investor at a purchase price of $2.70 per share for aggregate consideration of $270,000. Subsequent to December 31, 2015, on January 22, 2016, the Company sold 37,037 shares of common stock to an additional investor at a purchase price of $2.70 per share for consideration of $100,000.

All of these share issuances were made through private placements not involving a public offering under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. We have not engaged in general solicitation or advertising with regard to any of the issuances of common stock set forth above and have not offered any securities to the public in connection with any of these issuances. There were no underwriters employed in connection with any of the transactions set forth above.

Item 6. Selected Financial Data

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We were formed on November 12, 2010 as a blank check company to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay, LLC and ADC, on December 28, 2012, and ACI on November 7, 2014.

We are a provider of payment services – debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through three wholly-owned subsidiaries: JetPay, LLC, currently doing business as JetPay Payment Services, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings; JetPay Strategic Partners, an independent sales organization specializing in relationships with banks, credit unions and other financial institutions; and JetPay Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers.  We also operate JetPay Card Services, which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers.

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, including through JetPay Card Services, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

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

Expenses

The most significant components of operating expenses are credit card association fees and assessments; residual payments to ISOs / VARs / ISVs and financial institutions; and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenues also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. JetPay Payment Services has and will continue to experience higher than normal professional fees due to the Direct Air matter.

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay Payment Services does not experience attrition in the same form as most of its competitors. Most of JetPay Payment Services’ competitors have large portfolios of small businesses and these businesses change their payments provider quickly and for many reasons. JetPay Payment Services’ portfolio is made up of small to large businesses and they are more cautious in making changes to payment providers, and therefore, its portfolio does not change as often. However, because of the volume that each of these merchants produce, when one leaves it may have a significant impact on operating results. In addition, JetPay Payment Services does service several ISOs and financial institutions, such that while our volatility in the change of number of merchants remains significant, we experience far less volatility in revenues. As a result, JetPay Payment Services monitors its customer losses for both numbers of merchants as well as merchant processing revenues. For the year ended December 31, 2015, in our traditional business, JetPay Payment Services’ customer attrition was approximately 25.7%, or an approximate 2,536 merchant reduction from approximately 9,850 merchants existing at December 31, 2014. This reduction in merchants included one particular ISO customer whose attrition rate is high due to the nature of its business. This reduction was offset by the addition of approximately 2,481, or approximately 25.2%, new merchants, resulting in a net merchant decline rate of approximately 0.5%. With respect to processing revenues, the lost merchants in 2015 represented a loss of approximately $3.2 million of annualized revenues, or approximately 12.6% of JetPay Payment Services’ 2014 revenues of approximately $25.4 million. The new merchants that JetPay Payment Services added in 2015 contributed to a net increase in processing revenues in 2015 of approximately $3.1 million or 12.3% of 2014 revenues.

Markets

JetPay Payment Services and JetPay Strategic Partners have defined four distinct markets in which they operate –Card-Not-Present / Recurring Payments; VARs, ISVs, and ISO’s; financial institutions and associations; and small businesses through cross-sell. For Small Businesses and financial institutions, JetPay Payment Services is the traditional provider of merchant services to businesses, and holds the contracts. With regards to the other two markets, JetPay Payment Services operates in two forms: 1) as a processor only where JetPay Payment Services recognizes revenue from the authorization, clearing, and settlement functions and does not participate in the discount revenue or risk of the merchant; and 2) in a shared relationship, where JetPay Payment Services either owns the merchant contract outright or shares in the discount revenue of the merchant with an agent or ISO, and may assume or share risk. This market has experienced strong growth since 2013 and JetPay Payment Services expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Our expansion in 2014 and 2015 was negatively affected by management’s time being diverted to dealing with the Direct Air issue described in Part I, Item 3. Legal Proceedings, as well as efforts devoted to our acquisition and integration of JetPay Payment Services and JetPay Strategic Partners. Sales and marketing began targeting new customers and customer segments in 2014 and 2015 and we anticipate such efforts will lead to continued revenue growth in 2016 and future years.

JetPay HR and Payroll Segment - JetPay Payroll Services

Revenues

The majority of revenues from JetPay Payroll Services is derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  JetPay Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay Payroll Services has seen a significant increase in revenue from its human capital management, Affordable Care Act and time and attendance services.

Expenses

JetPay Payroll Services’ most significant cost of processing revenues is its payroll and related expenses, costs of third party service providers, and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers and payrolls processed, but tending to grow with inflation. JetPay Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Customer Attrition

Customer attrition is a normal part of the payroll processing industry in the ordinary course of business. JetPay Payroll Services’ attrition generally comes in three forms – closure of a business, acquisition of a business wherein the payroll is transferred to the buyer, and competition. As a result, JetPay Payroll Services monitors its customer losses for both numbers of customers as well as customer revenues. For the year ended December 31, 2015, JetPay HR and Payroll Segment customer attrition was approximately 8.7%, or an approximate 439 customer reduction from approximately 5,075 customers existing at December 31, 2014. This reduction was offset by the addition of approximately 479 new customers, or approximately 9.4% over the 5,075 customers existing at December 31, 2014, resulting in a net customer growth rate of approximately 0.7%. With respect to payroll processing revenues, the lost customers in 2015 represented a loss of approximately $1.1 million of annualized revenues, or approximately 7.7% of JetPay Payroll Services’ 2014 processing revenues of approximately $13.6 million. The new customers that JetPay added in 2015 contributed to a net increase in processing revenues in 2015 of approximately $1.0 million or 7.1% of 2014 revenues..

Results of Operations for the Year Ended December 31, 2015 and 2014

The following tables represent a comparison of the results of our operations for the year ended December 31, 2015 as compared to December 31, 2014 (in thousands):

	Year Ended December 31, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$43,322	$48	$14,705	$28,569
Cost of processing revenues	26,229	122	7,327	18,780
Gross profit (loss)	17,093	(74)	7,378	9,789
Selling, general, and administrative expenses	13,291	1,654	4,776	6,861
Change in fair value of contingent consideration liability	56	56	-	-
Amortization of intangibles	3,062	-	1,121	1,941
Depreciation	499	5	275	219
Operating income (loss)	185	(1,789)	1,206	768
Interest expense	819	138	275	406
Amortization of deferred financing, debt discounts, and conversion options	373	350	23	-
Other income	(6)	-	(1)	(5)
(Loss) income before taxes	(1,001)	(2,277)	909	367
Income tax expense	197	3	44	150
Net (loss) income	(1,198)	(2,280)	865	217
Accretion of convertible preferred stock	(5,158)	(5,158)	-	-
Net (loss) income applicable to common stockholders	$(6,356)	$(7,438)	$865	$217

	Year Ended December 31, 2014
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$33,447	$4	$13,753	$19,690
Cost of processing revenues	19,993	60	7,207	12,726
Gross profit (loss)	13,454	(56)	6,546	6,964
Selling, general, and administrative expenses	12,140	2,763	4,148	5,229
Change in fair value of contingent consideration liability	(10)	(10)	-	-
Amortization of intangibles	2,379	-	1,121	1,258
Depreciation	387	4	223	160
Operating (loss) income	(1,442)	(2,813)	1,054	317
Interest expense	1,692	1,339	290	63
Amortization of deferred financing, debt discounts, and conversion options	3,889	3,889	-	-
Change in fair value of derivative liability	(380)	(380)	-	-
Other income	(7)	-	(1)	(6)
(Loss) income before taxes	(6,636)	(7,661)	765	260
Income tax expense	222	6	31	185
Net (loss) income	(6,858)	(7,667)	734	75
Accretion of convertible preferred stock	(2,358)	(2,358)	-	-
Net (loss) income applicable to common stockholders	$(9,216)	$(10,025)	$734	$75

Revenues

Revenues were $43.3 million and $33.4 million for the years ended December 31, 2015 and 2014, respectively. Overall revenues increased $9.9 million, or 29.5%, in 2015 as compared to 2014. Of the $43.3 million of revenues for the year ended December 31, 2015, $14.7 million, or 33.9%, was generated from our JetPay HR and Payroll Segment and $28.6 million, or 66.1%, from our JetPay Payment Processing Segment. Of the $33.4 million of revenues for the year ended December 31, 2014, $13.7 million, or 41.1%, was generated from our JetPay HR and Payroll Segment and $19.7 million, or 58.9%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $8.9 million, or 45.1%, for the year ended December 31, 2015 as compared to 2014. This increase included incremental revenues of $6.3 million related to JetPay Strategic Partners, which we acquired on November 7, 2014. Excluding the increase in JetPay Strategic Partners’ revenues, our Texas-based JetPay Payment Services operation’s revenues increased $2.6 million, or 13.0%, in 2015 as compared to 2014. The most significant changes within our Texas based JetPay Payment Services’ operations were an increase of $1.7 million, or 20.8%, in our Third Party business and an increase of $982,000, or 11.6%, in direct merchant services revenues, with these increases resulting from our investment in professional sales staff and marketing initiatives. These gains were partially offset by a decrease of $223,000, or 10.2%, in our processing and clearing business.

JetPay HR and Payroll Segment’s revenues increased $952,000, or 6.9%, for the year ended December 31, 2015 as compared to 2014. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR related services, including Affordable Care Act, time and labor management, and other HR services, introduced in late 2014. Growth in our new HR related services was approximately $594,000, or 62.4% of our JetPay HR and Payroll Segment’s revenue growth in 2015.

Cost of Processing Revenues

Cost of revenues were $26.2 million, or 60.5% of revenues, and $20.0 million, or 59.8% of revenues, for the years ended December 31, 2015 and 2014, respectively. Of the $26.2 million of cost of revenues for the year ended December 31, 2015, $7.3 million, or 27.9%, related to our HR and Payroll Segment and $18.8 million, or 72.1%, related to our Payment Processing Segment. Of the $20.0 million of cost of revenues for the year ended December 31, 2014, $7.2 million, or 36.0%, related to our HR and Payroll Segment and $12.7 million, or 64.0%, related to our Payment Processing Segment.

The cost of processing revenues within our Payment Processing Segment increased from $12.7 million, or 64.6% of revenues in 2014 to $18.8 million, or 65.7% of revenues in 2015, an increase of $6.1 million, or 47.6%. The increase in cost of processing revenues related to the growth in our Payment Processing Segment revenues, including an increase of $3.4 million of cost of processing revenues related to the JetPay Strategic Services acquisition on November 7, 2014. Overall gross profit margin as reported within our Payment Processing Segment decreased slightly from 35.4% in 2014 to 34.3% in 2015 largely as a result of an increase in Third Party commissions to ISOs, VARs, and ISVs of $856,000 related to the previously noted increase in Third Party revenues combined with the investments made in technology professionals since December 31, 2014.

The cost of processing revenues within our HR and Payroll Segment increased $120,000, a slight decrease as a percentage of revenues from 52.4% in 2014 to 49.8% in 2015 despite an increase in technology and customer service professionals as well as an investment in new product management. The effect of this decrease in cost of processing revenues as a percentage of revenues was an increase in gross profit margin within our HR and Payroll Segment from 47.6% in 2014 to 50.2% in 2015 as we leveraged the increase in revenues over the relatively fixed costs of our operating platforms.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $13.3 million, or 30.7% of revenues, for the year ended December 31, 2015 as compared to $12.1 million, or 36.3% of revenues, for the same period in 2014.

SG&A expenses within our Payment Processing Segment increased from $5.2 million or 26.6% of revenues in 2014, to $6.9 million, or 24.0% of revenues in 2015. This increase was largely the result of an increase in sales staff, an increase in marketing, tradeshows and advertising costs of $98,000, an increase in SG&A expenses related to JetPay Strategic Partners of $741,000 acquired in November 2014, and an increase in legal fees and related settlement costs of approximately $563,000 as the Company continued to work to resolve the legal matters described below in Part I, Item 3. Legal Proceedings. Additionally, the results for the year ended December 31, 2014 included a $460,000 charge related to a legal settlement and a $237,000 loss on the disposal of a fixed asset.

SG&A expenses within our HR and Payroll Segment increased from $4.1 million in 2014 to $4.8 million in 2015, an increase of approximately $628,000, or 15.1%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop and market new products and services, including the expansion of the HR services we provide to our customers.

Additionally, we incurred corporate SG&A expenses of $1.7 million for the year ended December 31, 2015, including the benefit of $1.43 million of management fees received from the Company’s operating subsidiaries as compared to corporate SG&A expenses of $2.8 million in 2014, including $900,000 of management fees received from the operating subsidiaries. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the years ended December 31, 2015 and 2014 also included $236,000 and $503,000, respectively, of start-up expenses relating to our Card Services operations. SG&A expenses for the year ended December 31, 2015 included non-cash stock-based compensation expense of $278,000 as compared to $356,000 in 2014. The SG&A expenses of our HR and Payroll Segment include $350,000 of corporate-allocated costs for the years ended December 31, 2015 and 2014, and the SG&A expenses of our Payment Processing Segment include $1.08 million and $550,000 of corporate-allocated costs in 2015 and 2014, respectively, with an offsetting reduction in Corporate SG&A expenses of $1.43 million and $900,000 for the years ended December 31, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $3.6 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. The increase in depreciation and amortization expense in 2015 as compared to 2014 was primarily related to the amortization of the ACI intangible assets acquired on November 7, 2014.

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014 was $819,000 and $1.7 million, respectively. The reduction in interest expense in 2015 was primarily related to the pay-off of the $10.0 million convertible secured notes in December 2014, partially offset by interest expense relating to the Metro Bank term loan entered into on November 7, 2014 in connection with the ACI acquisition and the $1.0 million revolving note payable entered into with Metro Bank on May 6, 2015.

Income Taxes

The Company recorded income tax expense of $197,000 and $222,000 for the years ended December 31, 2015 and 2014, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (19.7)% and (3.3)% for the years ended December 31, 2015 and 2014, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Analysis of Impairment

The Company conducts its annual goodwill impairment testing as of December 31 of each year or more frequently if indicators of impairment exist. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process for our two identified reporting units that contained goodwill, JetPay Payment Processing and JetPay HR and Payroll reporting segments.

In our income approach, we utilized a discounted cash flow analysis for each of our previously identified reporting units using discount rates of 18.0% and 16.5% for our JetPay Payment Processing and JetPay HR and Payroll reporting segments, respectively, which represent the estimated weighted average cost of capital. These discount rates reflect the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. In our discounted cash flow (“DCF”) analysis, we prepared a five year forecast of our expected earnings to derive an expected stream of free cash flow through December 31, 2020. To estimate cash flows beyond the final year of our forecast, we used a terminal value approach. Under this approach, we estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value. In developing our forecasts of revenues and direct variable operating expenses, we utilized a variety of factors including our current and anticipated sales pipelines of prospects currently known to us, as well as those which we believe will be generated through current and future relationships with merchants, agent banks and ISOs. We also applied our knowledge of the industries, general economic conditions, and the forecast of industry experts regarding consumers’ continued trending towards expanded use of electronic payment methods. Our operating expenses are either variable with revenues, or fixed and predictable; however, we increased our future costs based on expected inflation and the need to expand personnel costs as we achieve projected future revenue levels. In performing our DCF analysis, we multiplied our estimated cash flows by a marginal federal and state tax rate of 40% to derive our after-tax cash flows, and we utilized weighted average costs of capital of 18.0% and 16.5% for our JetPay Payment Processing reporting segment and JetPay HR and Payroll reporting segment analysis, respectively. In addition to the income approach, we also used several market-based approaches to corroborate the results of the income approach described above; including comparing our company’s various earnings and performance indicators to those of similar publically traded companies, comparisons to prior purchase and sales transactions of similar reporting units by companies, and a comparison to recent mergers and acquisitions of guideline companies.

With respect to our assessment of goodwill impairment for our JetPay Payment Processing reporting segment, as of December 31, 2015, we determined that there was no impairment in that the fair value for this reporting unit was $61.0 million which exceeded the carrying value of net assets by $14.1 million, or 30.0%. With respect to our assessment of goodwill impairment for our JetPay HR and Payroll reporting segment, as of December 31, 2015, we determined that there was no impairment in that the fair value for this reporting unit was $33.6 million which exceeded the carrying value of net assets by $8.2 million, or 32.3%. Events or circumstances that could have a negative effect on estimated fair value of our reporting units in the future include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Liquidity and Capital Resources

Cash and cash equivalents were $5.6 million at December 31, 2015, excluding $226,000 of cash deposited into restricted cash accounts. Cash and cash equivalents also excludes $4.4 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payment Services’ former sponsor bank, which is specifically related to the Direct Air matter. The Merrick Cash Reserve of $4.4 million at both December 31, 2015 and December 31, 2014, is recorded as non-current assets under the caption “Other Assets”. While we continue to defend the potential obligation related to the chargeback claims there can be no assurance as to the timing of the release of this cash reserve. See also Part I, Item 3. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 23% at both December 31, 2015 and 2014. As of December 31, 2015, we had a working capital deficit, excluding funds held for clients and client funds obligations, of approximately $3.2 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. Additionally, we will require approximately $4.2 million to cover our interest and principal payments on our existing debt for the twelve months ending December 31, 2016, and $1.2 million of deferred consideration due to the unitholders of ACI on April 10, 2016. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million, 20,000 shares on November 7, 2014 for $6.0 million, and 33,333 shares on December 28, 2014 for $10.0 million. We have an agreement to potentially sell up to an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Preferred to Wellington for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional $13.45 million of convertible preferred stock, if sold, will be used principally as consideration for future acquisitions. Additionally, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs. If the Company is unable to raise additional capital through additional equity investments or borrowing, it may need to limit its level of capital expenditures and future growth plans.

Capital expenditures were $1.3 million and $614,000 for the years ended December 31, 2015 and 2014, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $2 million to $2.8 million for 2016, principally related to technology improvements. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining financing by obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we will need to raise additional capital through loans, sale of Series A Preferred or Series A-1 Preferred, or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans or delay certain technology improvements.

Debt Capitalization and Other Financing Arrangements

At December 31, 2015, we had borrowings of approximately $16.7 million net of an unamortized valuation discount totaling $385,000 relating to the WLES Note, as defined below. We had a letter of credit outstanding at December 31, 2015 of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at December 31, 2015 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

In order to finance a portion of the proceeds payable in the Completed Transactions, on December 28, 2012, we entered into a Note Agreement with Special Opportunities Fund, Inc., R8 Capital Partners, LLC, Bulldog Investors General Partnership, Ira Lubert, Mendota Insurance Company and American Services Insurance Company, Inc. (collectively, the “Note Investors”), pursuant to which we issued $10,000,000 in promissory notes secured by 50% of our ownership interest in JetPay, LLC (the “Notes”). In connection with the Note Agreement, we entered into separate Notes with each of the Note Investors. Amounts outstanding under the Notes accrued interest at a rate of 12% per annum. The Notes matured on December 31, 2014 and were paid with proceeds from the sale of Series A Preferred to Flexpoint on December 28, 2014.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with Metro Bank (“Metro”), as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the loan accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The principal balance of this term loan was $5.14 million at December 31, 2015. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide Metro with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of December 31, 2015.

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

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, ACI and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Strategic Partners for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Strategic Partners with a value of approximately $3.7 million on the date of acquisition. The JetPay Strategic Partners’ unitholders were entitled to receive additional cash consideration of $1.2 million which was paid on April 10, 2015 and are entitled to receive a further cash payment of $1.2 million payable on April 10, 2016, and are entitled to earn up to an additional $500,000 based on the net revenues of JetPay Strategic Partners for the twelve month periods ending October 31, 2015 and 2016. In order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, JetPay Strategic Partners, as borrower, and the Company and ADC, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with Metro with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167 beginning in November 2015. The principal balance of this term loan was $7.29 million at December 31, 2015. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement. Additionally, in order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, on November 7, 2014, the Company issued 20,000 shares of Series A Preferred to Flexpoint for an aggregate of $6.0 million.

On May 6, 2015, ADC and PTFS, as borrowers, along with JetPay Corporation, ACI, and JetPay, LLC, collectively as loan parties, entered into a First Amendment and Joinder Agreement to the Loan and Security Agreement dated December 28, 2012 and a Revolving Credit Note (the “Revolving Note”) dated May 6, 2015 with Metro, as the lender. The Note provides a $1.0 million revolving credit facility that matures on May 6, 2017 and that accrues interest at the rate of the Wall Street Journal Prime rate plus 1.00%, with a floor of 4.25%. The Note is guaranteed by the borrowers and loan parties and is secured by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC. The amended Loan and Security Agreement retains the affirmative and negative covenants included in the original December 28, 2012 loan agreement, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. Certain of these affirmative and negative covenants encompass JetPay, LLC under a negative pledge obligation should the stock of JetPay, LLC be subject to a lien by a third party. On May 6, 2015, the proceeds of the $1.0 million Revolving Note, along with $650,000 of current cash and cash equivalents, were used to partially fund a $2.0 million deferred consideration liability due to the stockholders of ADC. The principal balance of this revolving note was $1.0 million at December 31, 2015.

On January 15, 2016, we entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chief Executive Officer, Jonathan Lubert, a Director of the Company, and Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). Amounts outstanding under the Promissory Notes accrue interest at a rate of 12% per annum and carry a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. The notes mature on the earlier of April 14, 2016 or the occurrence of an event of a default that is not properly cured or waived. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral recorded as restricted cash to replace the $1.9 million letter of credit in favor of Wells Fargo Bank, N.A. We are currently working with several financial institutions to secure a new $1.9 million letter of credit at which time the restricted cash reserves would be released to repay the Promissory Notes. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms. If a letter of credit cannot be obtained, the current Promissory Notes may need to be extended at unfavorable terms or other debt instruments may have to be pursued on unfavorable terms.

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

At December 28, 2012, in connection with securing certain debt financing to consummate the Completed Transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 related to certain of our founding stockholders agreeing to sell at cost 832,698 shares of our common stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (“SAB”) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4.37 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). This $4.37 million deferred financing cost was completely amortized as of December 31, 2014. Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to Metro, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Unamortized deferred financing costs were $88,000 at December 31, 2015.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of December 31, 2015 consisted of outstanding letters of credit issued by JetPay of $2.0 million, consisting of a $1.9 million letter of credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2015, excluding fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years

Long-term debt, notes payable and capital lease obligation (1)	$17,082	$3,411	$8,847	$3,782	$1,042
Minimum operating lease payments	845	490	354	1	-
Total	$17,927	$3,901	$9,201	$3,783	$1,042

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years

Standby letters of credit (2)	$2,000	$2,000	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $797,000.

(2)	Outstanding letters of credit of $2.0 million represents a $1.9 million letter of credit as a reserve with respect to JetPay, LLC’s main processing bank and a $100,000 letter of credit which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows

Operating Activities. Net cash provided by operating activities totaled $3.3 million for the year ended December 31, 2015. Cash provided by operating activities in this period was primarily due to a net loss of $1.2 million, offset by non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options, and depreciation and amortization expense totaling $3.9 million, and a decrease in restricted cash of $1.2 million. This increase in cash was partially offset by a decrease in accounts payable and accrued expenses of $357,000, and an increase in accounts receivable of $489,000.

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

Investing Activities. Cash used in investing activities totaled $8.4 million for the year ended December 31, 2015, is primarily due to an increase of $7.5 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $875,000.

Cash used in investing activities totaled $19.5 million for the year ended December 31, 2014, is primarily due to the acquisition of ACI for $10.8 million, net of $250,000 of cash acquired, an increase of $8.3 million in restricted cash and equivalents held to satisfy client obligations, and the purchase of property and equipment of $416,000.

Financing Activities. Cash provided by financing activities totaled $5.3 million for the year ended December 31, 2015, which included an increase of $7.5 million in client fund obligations, proceeds from a revolving credit facility of $1.0 million, and $1.3 million from the sale of common stock, all partially offset by $1.6 million of cash used for payments on long-term debt and the payment of $2.85 million of deferred acquisition consideration.

Cash provided by financing activities totaled $24.6 million for the year ended December 31, 2014, which included $19.2 million from the sale of preferred stock, an increase of $8.3 million in client fund obligations, proceeds from notes payable of $7.5 million, and $975,000 from the sale of common stock, all partially offset by $11.3 million of cash used for payments on long-term debt.

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

Effects of Inflation

JetPay Payroll Services’ and JetPay Payment Services’ monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenues. While these can be positive or negative, since a portion of JetPay Payment Services’ revenues are derived as a percentage of dollar volume processed, JetPay Payment Services’ revenues will generally rise when inflation rises. Additionally, JetPay Payroll Services’ revenues include the interest earned on the funds held for clients investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

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

Revenues from our credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our ISO clients. The majority of our revenues within our credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where we are only the processor of transactions, we charge transaction fees only and record these fees as revenues. In the case of merchant contracts or contracts with ISOs, VARs, ISVs and financial institutions for whom we process credit and debit card transactions for our ISOs, VARs, ISVs and financial institution merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. Our contracts in most instances involve three parties: us, the merchant, and the sponsoring bank. Under certain of these sales arrangements, our sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays us a net residual payment representing our fee for the services provided. Accordingly, under these arrangements, we record the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Effective June 1, 2013, a majority of our merchant contracts, ISOs, VARs, ISVs and financial institutions, and merchant customer credit and debit card transactions business was transferred to a new sponsoring bank whereby we are billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to us and for which we assume credit risk. In all instances, we recognize processing revenues net of interchange fees, which are assessed to our merchant and ISO, VAR, ISV and financial institution merchant customers on all processed transactions. Interchange rates and fees are not controlled by us. We effectively function as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. Additionally, our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We, in certain instances, require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and also utilize a number of systems and procedures to manage merchant risk. We have historically experienced losses due to chargebacks resulting from merchant defaults.

Revenues from our payroll processing operation is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. Our service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenues, and the costs for delivery are included in SG&A expenses on the Consolidated Statements of Operations.

Interest on funds held for our clients is earned primarily on funds that are collected from our clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted from 1 to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in processing revenues on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

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

Impairment of Long–Lived Assets

We periodically review the carrying value of our long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we determine whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. Our annual testing indicated there was no impairment as of December 31, 2015.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of our reporting unit to our respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Our annual goodwill impairment testing indicated there was no impairment as of December 31, 2015. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of SG&A expense, respectively. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2015. Management does not expect any significant changes in our unrecognized tax benefits in the next year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The guidance in ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and the chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Because of inherent limitations, our management recognized that controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the controls and procedures are met.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). As of December 31, 2015, management concluded that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The name and age of our directors and executive officers as of March 21, 2016 are as follows:

Name	Age	Position
Bipin C. Shah	77	Chairman of the Board of Directors and Chief Executive Officer
Donald J. Edwards	50	Director
Diane (Vogt) Faro	64	Director
Frederick S. Hammer	79	Director
Jonathan M. Lubert	36	Director
Steven M. Michienzi	32	Director
Robert B. Palmer	76	Director
Peter B. Davidson	62	Vice-Chairman and Corporate Secretary
Gregory M. Krzemien	56	Chief Financial Officer

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

Donald J. Edwards has been on the Board since October 11, 2013. Mr. Edwards is the Managing Principal of Flexpoint Ford, LLC, a private equity investment firm focused on healthcare and financial services, which currently has $980 million under management. Mr. Edwards has been with Flexpoint Ford, LLC since 2004. Previously, from 2002 to 2004, Mr. Edwards was President and CEO of Liberte Investors (now First Acceptance Corporation), which he guided through the acquisition of a leading provider of non-standard consumer automobile insurance. Mr. Edwards was a Principal of GTCR, a private equity firm with more than $6 billion under management, from 1994 to 2002, where he was the head of the firm’s healthcare investment effort. From 1988 to 1992, Mr. Edwards was an associate at Lazard Freres and Co., specializing in mergers and acquisitions. Mr. Edwards holds a B.S. degree in finance with highest honors from the University of Illinois and an M.B.A. from Harvard Business School where he was a Baker Scholar. We believe that Mr. Edwards’ experience as an executive in a private equity firm focused on the financial services industry and his knowledge of the capital markets generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, as well as capital raising matters.

Diane (Vogt) Faro has been on the Board since April 1, 2014. Since December 2011, Ms. Faro has been President of National Benefit Programs, LLC, a provider of brand loyalty and discount programs to small to mid-size businesses. Prior to joining National Benefit Programs, from 2009 to December 2011, Ms. Faro was a consultant for the electronic payments industry focused on assisting companies in growing revenues. From 2005 to 2009, Ms. Faro was President of Global Merchant Services at First Data Corporation, a payment processing company where she was responsible for over $1 billion in annualized revenues. Ms. Faro also served as President of First Data’s Alliance Group. Prior to these roles at First Data, Ms. Faro was Chief Executive Officer of Chase Merchant Services LLC, which processed over $170 billion in payment volume annually during her tenure. Ms. Faro currently serves on the Board of Directors of the Electronic Transactions Association, Merchant Link and Front Stream Payments, all of which are private companies in the payment processing industry. Ms. Faro is one of the founding members of the Women’s Networking in Electronic Transactions (W.net), which offers women in the payments industry a place to network and find mentors. Ms. Faro’s extensive experience in the payments industry provides her with the necessary skills to provide the Board and management with valuable insight into marketing and operational issues.

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

Jonathan M. Lubert has been on the Board since February 2, 2011. Since its founding in 2003, Mr. Lubert has been the Chief Executive Officer of IL Hedge Investments, a mid-sized alternative investment company, where his primary responsibility is to manage the portfolio of underlying funds and other assets owned by IL Hedge Investments. Mr. Lubert is the founder of Next Generation Lending, a small real estate investment and lending company, JL Squared Group, LLC and IL Hedge Investments LLC. Mr. Lubert was a director of Global Affiliates, Inc. from 2004 until 2010. Mr. Lubert’s previous experience includes a leveraged finance investment banking analyst position at Bear Stearns and a minority ownership in Spencer Capital Management, a value based, event driven fund that focused on long term risk adjusted returns. Mr. Lubert is currently an advisory board member of the American Infrastructure MLP Fund and serves on the Board of the Valley Forge Casino and Resort and the Board of Children’s Hospital of Philadelphia. In addition, Mr. Lubert serves on the Dragon Fund Advisory Council, an advisory board for the Drexel student run investment fund. Mr. Lubert is currently involved with the Young Friends of Children’s Hospital, the Make-A-Wish Foundation and The Lubert Family Foundation. Mr. Lubert’s educational background includes a B.S. in Business Administration, which was earned with highest distinction from the University of North Carolina at Chapel Hill. We believe that Mr. Lubert’s experience as the Chief Executive Officer of IL Hedge Investments provides him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding general investor trends.

Steven M. Michienzi has been on the Board since October 11, 2013. Mr. Michienzi is a Vice President of Flexpoint Ford, LLC, where his primary responsibilities include the evaluation and management of investments across the financial services industry. Mr. Michienzi has been with Flexpoint Ford, LLC since 2009. From June 2006 to June 2009, Mr. Michienzi worked in the investment banking division of Wachovia Securities specializing in mergers and acquisitions and capital raising advisory assignments. Mr. Michienzi serves as a director of GeoVera Investment Group, Ltd., a homeowners’ insurance company, and Corporate Finance Group, Inc., a provider of finance and accounting advisory services. He previously served as a director of Financial Pacific Holdings, LLC, an equipment leasing company. Mr. Michienzi graduated magna cum laude with a B.S. in economics from Duke University where he was elected into Phi Beta Kappa honor society. We believe that Mr. Michienzi’s experience as an investment professional at a private equity firm focused on the financial services industry and his knowledge of evaluating and managing investments generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, and future acquisition investments.

Robert B. Palmer has been on the Board since February 2, 2011. Mr. Palmer worked for CoreStates Financial Corp for 32 years, with titles including Executive Vice President for Retail Banking, Operations and Data Processing, and President and Chief Executive Officer of the Philadelphia National Bank. He also served as Vice Chairman of CoreStates and Chairman of its First Pennsylvania Bank. He retired from CoreStates in 1996 and later served as Vice Chairman of the newly-formed Asian Bank in Philadelphia. Mr. Palmer has been a board member of VISA, USA and Schramm, Inc., a manufacturer based in West Chester, Pennsylvania. He has been Chairman of The World Affairs Council and International Visitors Council and Vice Chair of the Police Athletic League, all of Philadelphia, and has served on numerous civic boards. Mr. Palmer holds a B.A degree from Yale University. We believe that Mr. Palmer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of the Board and will enable him to provide valuable insight to the Board regarding operational and management issues.

Executive Officers

Peter B. Davidson has served as the Company’s Chief Administrative Officer and Corporate Secretary since inception and as the Company’s Vice-Chairman since January 2013, while still retaining his duties as Corporate Secretary. Mr. Davidson was formerly Chief Executive Officer of Brooks FI Solutions, LLC, an entity that provides retail banking and payment solutions that he founded in 2006. Immediately prior to founding Brooks FI Solutions, Mr. Davidson was Executive Vice President of Genpass, Inc. where, from 2002 until its acquisition and subsequent integration by U.S. Bancorp in 2005, he led its efforts to bring stored value products to market. While at Genpass, Inc., he was also involved in the development and implementation of MoneyPass, a surcharge-free ATM network. Earlier in his career, Mr. Davidson served as President of Speer & Associates, leading domestic and international consulting engagements in the retail banking and electronic funds transfer industry; Executive Vice President at HSBC USA and President of HSBC Mortgage, where he was responsible for managing its consumer businesses; and Senior Vice President at CoreStates Financial, where he managed the credit card and consumer lending businesses and developed remote banking strategies. Mr. Davidson holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in Finance and Accounting, and an MBA from Widener University in Finance.

Gregory M. Krzemien has served as the Company’s Chief Financial Officer since February 7, 2013. From 1999 to October, 2012, Mr. Krzemien served as Chief Financial Officer, Treasurer and Corporate Secretary of Mace Security International, Inc., a publicly traded company that is a manufacturer of personal defense sprays, personal protection products and electronic surveillance equipment, and the operator of a UL rated wholesale security monitoring station. From 1992 to 1999, Mr. Krzemien served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc., a publicly traded solid waste company. From 1981 to 1992, Mr. Krzemien held various positions at Ernst & Young LLP, including Senior Audit Manager from October 1988 to August 1992. Mr. Krzemien has significant experience in the areas of mergers and acquisitions, Securities and Exchange Commission reporting, strategic planning and analysis, financings, corporate governance, risk management and investor relations. Mr. Krzemien holds a B.S. Honors Degree in Accounting from the Pennsylvania State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all of our officers and directors filed such forms timely, with the exception of Messrs. Shah, Davidson, Lubert, Hammer, and Palmer, who each filed one late report during the year ended December 31, 2015.

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

CORPORATE GOVERNANCE

Board Leadership Structure

Mr. Shah serves as our principal executive officer and chairman of our Board. We do not currently have a lead independent director. Our Board of Directors has determined that this leadership structure is appropriate as the Board believes that its other structural features, including six independent, non-employee directors on a board consisting of seven directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.

Risk Oversight

Management is responsible for the day-to-day management of risks faced by our company, while the Board of Directors currently has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors seeks to ensure that the risk management processes designed and implemented by management are adequate. The Board of Directors also reviews with management our strategic objectives, which may be affected by identified risks, our plans for monitoring and controlling risk, the effectiveness of such plans, appropriate risk tolerance and our disclosure of risk. Our Audit Committee is responsible for periodically reviewing with management and our independent auditors the adequacy and effectiveness of our policies for assessing and managing risk. The other committees of the Board of Directors also monitor certain risks related to their respective committee responsibilities. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Board Committees

Our Board of Directors has established various committees to assist it with its responsibilities. Those committees are described below.

Nominating Committee

We have established a Nominating Committee of the Board of Directors, which consists of Ms. Faro and Messrs. Edwards (Chair) and Hammer, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The Nominating Committee operates pursuant to a charter that complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters. Our Nominating Committee charter has been posted on our website and can be found at www.jetpay.com.

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

Audit Committee

We have established an Audit Committee of the Board of Directors. As required by the rules of The NASDAQ Stock Market, each of the members of our Audit Committee is able to read and understand fundamental financial statements. In addition, we consider Mr. Palmer to qualify as an “audit committee financial expert” and as “financially sophisticated,” as defined under the rules of the SEC and The NASDAQ Stock Market, respectively. Our Audit Committee operates pursuant to a charter which complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters (the “Audit Committee Charter”). The Audit Committee Charter has been posted on our website and can be found at www.jetpay.com. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include:

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

Compensation Committee

Our Compensation Committee is composed of four members of our Board of Directors and is currently comprised of Messrs. Hammer (Chair), Edwards, and Palmer, and Ms. Faro. All of the members of our Compensation Committee are independent under the rules of The NASDAQ Stock Market, are “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to its charter (which is available at www.jetpay.com ), the Compensation Committee is charged with performing an annual review of our executive officers’ salary, incentive opportunities and equity holdings to determine whether they provide adequate incentives and motivation to the executive officers and whether they adequately compensate the executive officers relative to officers in other comparable companies. The Compensation Committee’s duties, which are documented in the Compensation Committee Charter, include:

•	Our Compensation Committee annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives, and determines the CEO’s compensation levels based on this evaluation;
•	Our Compensation Committee annually makes recommendations to our Board of Directors with respect to the compensation of the Corporation’s Chief Financial Officer and Vice-Chairman. In addition, our Compensation Committee has the authority to review the compensation of all of our executive officers. The CEO advises our Compensation Committee on the annual performance and appropriate levels of compensation of our executive officers (other than the CEO); and
•	Our Compensation Committee has the authority to retain and terminate any compensation consultant to assist in the evaluation of director, CEO and other executive officer compensation. No compensation study was commissioned for 2015 or 2014.

Shareholder Communications

Stockholders may communicate appropriately with any and all of our directors by sending written correspondence addressed as follows:

JetPay Corporation

Attention: Board of Directors

c/o Peter B. Davidson, Secretary

1175 Lancaster Avenue, Suite 200

Berwyn, Pennsylvania 19312

Our Secretary will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our Board of Directors held five meetings in the past fiscal year. Meetings include both in-person and telephonic meetings. For information regarding committee composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company held its annual meeting on August 4, 2015 and six directors were in attendance.

Item 11. Executive Compensation

This discussion provides an overview of the compensation paid to our Chief Executive Officer, Vice-Chairman and Chief Financial Officer (our “Named Executive Officers”) for 2015 and 2014. The names and titles of the Company’s 2015 Named Executive Officers are:

•	Bipin C. Shah – Chairman of the Board and Chief Executive Officer
•	Peter B. Davidson – Vice-Chairman and Corporate Secretary
•	Gregory M. Krzemien – Chief Financial Officer

Overview; Risk Management

Our Compensation Committee used a comprehensive executive compensation program and philosophy during 2015.

We seek to provide total compensation packages that are competitive, tailored to the needs of the Company, and that reward our executives for their roles in creating value for our stockholders. Our goal is to be competitive in our executive compensation with other similarly situated companies in our industry. The compensation decisions regarding our executives are based on our need to attract individuals with the skills necessary to achieve our business plan, to reward our executives fairly over time, to motivate our executives to create value for our stockholders and to retain our executives who continue to perform in accordance with our expectations.

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

We have a “clawback” policy under which the Company can cancel and recoup from any employee in the organization any incentive compensation or equity awards that were based on incorrect information, whether the error in the information occurred as a result of oversight, negligence or intentional misconduct (including fraud). Our Compensation Committee has discretion to treat employees who received an award based on incorrect information differently depending on an employee’s degree of involvement in causing the error, an employee’s assistance in discovering and/or correcting the error, and any other facts that the Compensation Committee determines to be relevant.

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

Summary Compensation Table

The following table sets forth the compensation earned by our Named Executive Officers for the fiscal year ended December 31, 2015 and for the preceding fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Bipin C. Shah,
Chairman of the Board and	2015	300,000	-	5,250	305,250
Chief Executive Officer	2014	300,000	-	4,500	304,500
Peter B. Davidson,
Vice-Chairman and	2015	258,333	-	6,375	264,708
Corporate Secretary	2014	250,000	-	7,500	257,500
Gregory M. Krzemien,	2015	253,333	-	7,600	260,933
Chief Financial Officer	2014	245,000	-	7,350	252,350

(1) There were no stock options granted to our Named Executive Officers during the fiscal years ended December 31, 2015 and 2014.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our Named Executive Officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Bipin C. Shah	125,000	(1)	125,000	$3.00	12/12/23
Peter B. Davidson	62,500	(1)	62,500	$3.00	12/12/23
Gregory M. Krzemien	200,000	(2)	-	$3.10	8/30/23

(1)	Options granted on December 12, 2013 to Mr. Shah and Mr. Davidson vest equally over four years on the annual anniversary date of the grant.

(2)	Options granted on August 30, 2013 to M. Krzemien vested with respect to 50,000 shares immediately on the date of grant with the remainder vesting in 18 equal monthly installments.

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

Director Compensation

The following table provides summary information concerning cash and certain other compensation paid or accrued by JetPay to or on behalf of JetPay’s Board for the year ended December 31, 2015.

DIRECTOR COMPENSATION

	Fees Earned ($)	Option Awards ($)(1)	Total ($)

Richard S. Braddock (1)	7,000	-	7,000
Donald J. Edwards	15,500	-	15,500
Diane (Vogt) Faro	14,500	-	14,500
Frederick S. Hammer	20,500	-	20,500
Jonathan M. Lubert	17,000	-	17,000
Steven M. Michienzi	17,000	-	17,000
Robert B. Palmer	27,000	-	27,000

(1)	Richard S. Braddock, a director since 2011, resigned from the Board of Directors effective June 5, 2015 for personal reasons.

Effective April 1, 2014, the Compensation Committee approved a plan which the Board ratified to provide cash compensation to the non-employee directors of the Company for their service. The plan includes: a $10,000 annual retainer to be paid in quarterly installments in arrears; a $1,000 fee to each non-employee director for each board meeting attended in person or by teleconference; and a $500 fee to each non-employee director for each board committee meeting attended in person or by teleconference. Additionally, an annual retainer fee of $5,000 will be paid to the Chairman of the Compensation Committee and a $10,000 annual retainer fee will be paid to the Chairman of the Audit Committee. The fees for Messrs. Edwards and Michienzi are payable to their employer, Flexpoint Ford, LLC.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid in a taxable year to our Chief Executive Officer and the three highest paid executive officers (excluding the Chief Financial Officer). We consider the impact of this deductibility limit on the compensation that we intend to award, and attempt to structure compensation such that it is deductible when appropriate. However, we may exercise discretion to award compensation that is not fully deductible under Code Section 162(m) when it is in the best interests of the Company or is otherwise appropriate, such as in order to recruit and retain key executives. For 2015 and 2014, the Company was entitled to a deduction for all compensation paid to our Named Executive Officers.

When establishing executive compensation, we consider the effect of various forms of compensation on the Company’s financial reports. In particular, we will consider the potential impact on current and future financial reports of all equity compensation that we may grant in the future.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of the four independent directors listed above. During 2015, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related party transactions. In 2015, none of our executive officers served on the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s 2013 Stock Incentive Plan has been approved by the stockholders. Stock options are issued under the 2013 Stock Incentive Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the 2013 Stock Incentive Plan is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees.

The Company’s 2015 Employee Stock Purchase Plan (the “ESPP”) has been approved by the stockholders. The ESPP allows certain defined employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the fair value of the Company’s common stock on the commencement date or the purchase date of each offering period, whichever is lower. As of December 31, 2015, an aggregate of 300,000 shares of the Company’s common stock were reserved for issuance under the Company’s ESPP, of which no shares have been issued. The Company’s initial purchase period under the ESPP will begin on January 1, 2016. The Company anticipates using the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights.

The following table sets forth certain information regarding the Company’s 2013 Stock Incentive Plan and the 2015 Employee Stock Purchase Plan as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2013 Stock Incentive Plan	1,717,082	$3.02	282,918
2015 Employee Stock Purchase Plan	-	$-	300,000
Total	1,717,082	$3.02	582,918

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 29, 2016 regarding ownership of shares of JetPay common stock by the following persons:

•	each person who is known to JetPay to own beneficially more than 5% of the outstanding shares of JetPay common stock;
•	each director of JetPay;
•	each Named Executive Officer; and
•	all directors and executive officers of JetPay, as a group.

Unless otherwise indicated, to JetPay’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of JetPay common stock. Unless otherwise indicated, the address of the holder is c/o the Company, 1175 Lancaster Avenue, Suite 200, Berwyn, Pennsylvania 19312.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned (13)
5% or Greater Stockholders:
Flexpoint Fund II, L.P. (1)	9,448,241	39.6%
WLES, L.P. (2)	3,666,667	25.4%
Ira Lubert (3)	865,381	6.0%
Wellington Management Company, LLP (4)	1,150,428	8.0%
Michael Collester (5)	1,640,000	11.4%
C. Nicholas Antich (6)	972,173	6.7%
Carol A. Antich (6)	972,173	6.7%
Bipin C. Shah Trust U/A dated July 31, 2001 (7)	733,136	5.1%

Directors and Named Executive Officers:
Donald J. Edwards (1)	9,448,241	39.6%
Bipin C. Shah (8)(9)	512,261	3.5%
Peter B. Davidson (8)(10)	229,995	1.6%
Gregory M. Krzemien (12)	200,000	1.4%
Jonathan M. Lubert (8)(11)	156,865	1.1%
Robert B. Palmer (8)(11)	63,180	*
Frederick S. Hammer (8)(11)	43,180	*
Steven M. Michienzi	-	*
Diane (Vogt) Faro	500	*
All current directors and executive officers as a group (9 persons)	10,654,222	43.9%

* Represents less than 1%

(1)	The business address of Flexpoint is 676 N. Michigan Avenue, Suite 3300, Chicago, IL 60611. The general partner of Flexpoint Fund II, L.P. is Flexpoint Management II, L.P., of which the general partner is Flexpoint Ultimate Management II, LLC. The sole managing member of Flexpoint Ultimate Management II, LLC is Donald J. Edwards. Represents 9,448,241 shares subject to conversion of Series A Preferred Stock at the holder’s option.
(2)	Based solely on the information contained in a Schedule 13D filed by WLES, L.P. on January 7, 2013. The business address of WLES, L.P. is 3361 Boyington Drive, Carrollton, TX 75006. The general partner of WLES, L.P. is Transaction Guy & The Triumphant Ones, LLC, a Texas limited liability company. The controlling members of the general partnership are Trent R. Voigt and Sue Lynn Voigt, husband and wife and individual residents of the State of Texas.
(3)	The business address of the individual is 2929 Arch Street, 29th Floor, Philadelphia, PA 19104. Excludes 107,314 shares of common stock eligible to be purchased by Wellington at its option as described under Note 4. Ira Lubert is the father of Jonathan M. Lubert.

(4)	Based solely on the information contained in a Schedule 13G filed by Wellington Management Company, LLP on January 10, 2013. The business address of the entity is 80 Congress Street, Boston, Massachusetts 02210. Assumes the exclusion of 386,811 shares of common stock issuable upon exercise of options held by certain investment advisory clients and 616,500 shares subject to conversion of Series A-1 Preferred Stock at the holder’s option because each of the options provides that the holder thereof does not have the right to exercise the option to the extent (but only to the extent) that such exercise would result in it or any of its affiliates beneficially owning more than 9.9% of the common stock.
(5)	The business address of the individual is 136 East Watson Avenue, Langhorne, PA 19047.
(6)	The business address of each of the individuals is 3939 West Drive, Center Valley PA 18034. Includes 204,420 shares owned by Mr. C. Nicholas Antich, 204,420 shares owned by Mrs. Carol A. Antich, the wife of Mr. C. Nicholas Antich, 537,813 shares owned by Mr. C. Nicholas Antich and Carol A. Antich, as Tenants by the Entireties and 25,520 shares owned by Brittany N. McCausland Trust u/a 2/17/99, of which Mr. and Mrs. Antich are the trustees and on whose behalf Mr. and Mrs. Antich have the right to act.
(7)	The business address of the trustee is 159 West Lancaster Avenue, Paoli, PA 19301.
(8)	Excludes share of common stock eligible to be purchased by Wellington at its option as described under Note 4 above, as follows: Bipin C. Shah for 189,035 shares, Peter B. Davidson for 35,502 shares, Jonathan M. Lubert for 26,828 shares, and Messrs Frederick S. Hammer and Robert B. Palmer, for 7,033 shares each.
(9)	Includes 125,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 29, 2016.
(10)	Includes 62,500 shares of common stock subject to outstanding options that are exercisable within 60 days of February 29, 2016.
(11)	Includes 10,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 29, 2016.
(12)	Includes 200,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 29, 2016.
(13)	Percentage calculations based on 14,410,027 shares outstanding on February 29, 2016

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 7, 2013, we issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2016, as extended, and bears interest at an annual rate of 4% with interest expense of $20,000 for each of the years ended December 31, 2015 and 2014. The transaction was approved upon resolution and review by our Audit Committee of the terms of the note to ensure that such terms were no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

On May 6, 2015, we issued an unsecured promissory note to C. Nicholas Antich, the then President of ADC, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration for the purchase of ADC. The promissory note bears interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000 on May 6, 2016 and 2017. Interest expense related to this promissory note was $9,500 for the year ended December 31, 2015. The promissory note was approved upon resolution and review by our Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to us than those that would be available with respect to such transactions from unaffiliated third parties.

In connection with the closing of the JetPay, LLC acquisition, we entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $118,000 for each of the years ended December 31, 2015 and 2014. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $243,000 and $291,000 for the years ended December 31, 2015 and 2014, respectively.

On March 28, 2014, we entered into securities purchase agreements (the “Common Stock SPAs”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the then President of ADC. Pursuant to the Common Stock SPAs, on April 4, 2014, we received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of common stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC Award.

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

On December 22, 2015, we entered into a Common Stock SPA with each of certain investors, including Bipin C. Shah, its Chairman and Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of our common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding our execution of each of the Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs.

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

Our Board of Directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. We have determined that each of Messrs. Hammer, Lubert, Palmer, Edwards, and Michienzi, and Ms. Faro qualifies as an independent director as defined under the rules and regulations of The NASDAQ Stock Market. Our independent directors regularly meet in executive committee sessions during scheduled Board of Directors Meetings where only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

The Company was billed $244,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2015 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each of the first three calendar quarters of 2015.

The Company was billed $231,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2014 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each of the first three calendar quarters of 2014.

Audit-Related Fees

During the years ended December 31, 2015 and 2014, we did not incur any audit-related fees.

Tax Fees

During the years ended December 31, 2015 and 2014, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the years ended December 31, 2015 and 2014, there were no fees billed for other matters by our independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee approved all of the Company’s Audit Related Fees, Tax Fees and All Other Fees incurred by the Company in 2015 and 2014.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 93 of this report.

JetPay Corporation
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of JetPay Corporation

We have audited the accompanying consolidated balance sheets of JetPay Corporation and its Subsidiaries (collectively referred to as the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetPay Corporation and its Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp
New York, NY
March 24, 2016

JetPay Corporation
Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,594	$5,359
Restricted cash	226	1,386
Accounts receivable, less allowance for doubtful accounts	3,123	2,634
Settlement processing assets	18,460	18,893
Prepaid expenses and other current assets	871	828
Current assets before funds held for clients	28,274	29,100
Funds held for clients	48,335	40,833
Total current assets	76,609	69,933
Property and equipment, net	1,979	1,226
Goodwill	41,760	41,760
Identifiable intangible assets, net of accumulated amortization of $7,682 and $4,620 at December 31, 2015 and 2014, respectively	23,830	26,892
Deferred financing costs, net of accumulated amortization of $4,421 and $4,376 at December 31, 2015 and 2014, respectively	88	89
Other assets	4,523	4,502
Total assets	$148,789	$144,402

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,411	$1,571
Accounts payable and accrued expenses	8,661	9,153
Settlement processing liabilities	17,488	18,024
Deferred revenue	558	520
Other current liabilities	1,387	3,250
Current liabilities before client fund obligations	31,505	32,518
Client fund obligations	48,335	40,833
Total current liabilities	79,840	73,351
Long-term debt and capital lease obligations, net of current portion	13,286	14,795
Deferred income taxes	250	284
Other liabilities	424	1,411
Total liabilities	93,800	89,841

Commitments and Contingencies

Redeemable Convertible Preferred Stock:
Redeemable convertible Series A and Series A-1 preferred stock, $300.00 par value per share, 97,498 total shares issued and outstanding at December 31, 2015 and 2014. (liquidation preference of $58,500 at December 31, 2015)	34,540	29,779

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 97,498 shares of Series A and Series A-1 redeemable convertible preferred stock at December 31, 2015 and 2014)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 14,372,990 and 13,863,823 issued and outstanding at December 31, 2015 and 2014, respectively	14	14
Additional paid-in capital	40,807	43,942
Accumulated deficit	(20,372)	(19,174)
Total Stockholders’ Equity	20,449	24,782
Total Liabilities and Stockholders’ Equity	$148,789	$144,402

The accompanying notes are an integral part of these financial statements.

JetPay Corporation

Consolidated Statements of Operations

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2015	2014

Processing revenues	$43,322	$33,447
Cost of processing revenues	26,229	19,993

Gross profit	17,093	13,454

Selling, general and administrative expenses	13,291	12,140
Change in fair value of contingent consideration liability	56	(10)
Amortization of intangibles	3,062	2,379
Depreciation	499	387

Operating income (loss)	185	(1,442)

Other expenses (income)
Interest expense	819	1,692
Amortization of deferred financing costs	45	2,321
Amortization of debt discounts and conversion options	328	1,568
Change in fair value of derivative liability	-	(380)
Other income	(6)	(7)

Loss before income taxes	(1,001)	(6,636)

Income tax expense	197	222

Net loss	(1,198)	(6,858)
Accretion of convertible preferred stock	(5,158)	(2,358)

Net loss applicable to common stockholders	$(6,356)	$(9,216)

Basic and diluted loss per share applicable to common stockholders	$(0.46)	$(0.76)

Weighted average shares outstanding:
Basic and diluted	13,892,716	12,080,151

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share information)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance at December 31, 2013	11,529,094	$12	$41,305	$(12,316)	$29,001

Common shares issued for acquisition	2,000,000	2	3,658	-	3,660
Common shares issued for cash	333,333	-	975		975
Common shares issued as compensation	1,396	-	6	-	6
Stock-based compensation expense	-	-	356	-	356
Accretion of convertible preferred stock to redemption value	-	-	(2,358)	-	(2,358)
Net loss	-	-	-	(6,858)	(6,858)
Balance at December 31, 2014	13,863,823	$14	$43,942	$(19,174)	$24,782

Common shares issued for cash	480,000	-	1,269	-	1,269
Common shares issued as compensation	29,167	-	79	-	79
Stock-based compensation expense	-	-	278	-	278
Beneficial conversion feature on convertible preferred stock	-	-	397	-	397
Accretion of convertible preferred stock to redemption value	-	-	(5,158)	-	(5,158)
Net loss	-	-	-	(1,198)	(1,198)
Balance at December 31, 2015	14,372,990	$14	$40,807	$(20,372)	$20,449

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2015	2014
Operating Activities
Net loss	$(1,198)	$(6,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	499	387
Stock-based compensation	278	356
Common stock issued as compensation	79	6
Amortization of intangibles	3,062	2,379
Amortization of deferred financing costs	45	2,321
Amortization of debt discounts and conversion options	328	1,568
Change in fair value of contingent consideration liability	56	(10)
Change in fair value of derivative liability	-	(380)
(Gain) loss on disposal of fixed assets	(3)	245
Change in operating assets and liabilities
Restricted cash	1,160	(1,265)
Accounts receivable	(489)	(25)
Settlement processing assets and obligations, net	(103)	(133)
Prepaid expenses and other current assets	(43)	(120)
Other assets	(21)	649
Deferred revenue	38	19
Deferred income taxes	(34)	-
Accounts payable, accrued expenses and other liabilities	(357)	(3,635)
Net cash provided by (used in) operating activities	3,297	(4,496)

Investing Activities
Net increase in restricted cash and cash equivalents held to satisfy client fund obligations	(7,502)	(8,312)
Acquisition of business, net of $250,000 cash acquired	-	(10,815)
Purchase of property and equipment	(875)	(416)
Proceeds on sale of property and equipment	13	9
Net cash used in investing activities	(8,364)	(19,534)

Financing Activities
Payments on long-term debt and capital lease obligations	(1,575)	(11,321)
Payment of deferred acquisition consideration	(2,850)	-
Proceeds from long-term debt and notes payable	1,000	7,500
Deferred financing fees associated with new borrowings	(44)	(76)
Net increase in client funds obligations	7,502	8,312
Proceeds from issuance of common stock, net of issuance costs	1,269	975
Proceeds from sale of preferred stock, net of issuance costs	-	19,200
Net cash provided by financing activities	5,302	24,590

Net increase in cash and cash equivalents	235	560
Cash and cash equivalents, beginning	5,359	4,799
Cash and cash equivalents, ending	$5,594	$5,359

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Years Ended December 31,
	2015	2014

Supplemental disclosure of cash flow information:
Cash paid for interest	$978	$1,552
Cash paid for taxes	$370	$461

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$388	$171
Promissory note issued to satisfy deferred consideration	$350	$-
Beneficial conversion feature-convertible preferred stock	$397	$-
Deferred consideration	$-	$2,170
Contingent consideration	$-	$400
Additional tax adjustment consideration	$-	$50

Fair value of assets acquired	$-	$17,898
Cash paid	$-	$(11,067)
Fair value of company stock issued	$-	$(3,660)
Fair value of deferred consideration	$-	$(2,170)
Contingent consideration	$-	$(400)
Liabilities assumed	$-	$601

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

Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to JetPay Corporation (“JetPay” or the “Company”) with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013.

The Company currently operates in two business segments: the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions, with a focus on those processing internet transactions and recurring billings as well as traditional retailers and service providers; and the JetPay HR and Payroll Segment, which provides human capital management (“HCM”) services; including full-service payroll and related payroll tax payment processing, time and attendance, HR services, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Company also initiated operations of JetPay Card Services in the fourth quarter of 2013, which is focused on providing low-cost money management and payment services to un-banked and under-banked employees of its business customers as well as other consumers. The activity within JetPay Card Services was not material for the years ended December 31, 2014 and 2015. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (“JetPay, LLC” or “JetPay Payment Services”), and AD Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). Additionally, on November 7, 2014, the Company acquired ACI Merchant Systems, LLC (“ACI” or “JetPay Strategic Partners”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. See Note 2. Business Acquisitions.

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows sufficient to cover its working capital needs. The Company may, from time to time, determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ending December 31, 2016 include, but are not limited to: principal and interest payments on long-term debt of approximately $4.2 million, and $1.2 million of deferred consideration due to the unitholders of ACI on April 10, 2016. The Company expects to fund its cash needs, including capital required for acquisitions and capital expenditures, with cash flow from its operating activities, equity investments, and borrowings. As disclosed in Note 11. Redeemable Convertible Preferred Stock, from October 11, 2013 to December 31, 2014, the Company sold 91,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to affiliates of Flexpoint Ford, LLC (“Flexpoint”) for an aggregate of $27.4 million, less certain costs, and has an agreement to potentially sell an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional combined $13.45 million of convertible preferred stock, if sold, will be principally used as partial consideration for future acquisitions. Additionally, as disclosed in Note 12. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs. If the Company is unable to raise additional capital through additional equity investments or borrowing, it may need to limit its level of capital expenditures and future growth plans.

Note 2.   Business Acquisitions

On November 7, 2014, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with ACI and Michael Collester and Cathy Smith, pursuant to which the Company acquired all of the outstanding equity interests of ACI from Michael Collester and Cathy Smith.

In connection with the closing, the Company paid an aggregate of $11.0 million in cash, adjusted as set forth herein, and issued 2.0 million shares of its common stock to the members of ACI with a value of approximately $3.7 million on the date of acquisition. The ACI unitholders were entitled to receive additional cash consideration of $1.2 million on April 10, 2015 and are entitled to receive a further cash payment of $1.2 million on April 10, 2016. The initial deferred consideration payment was made on April 10, 2015. The $2.4 million of deferred consideration was recorded at $2.17 million, valuing the estimated fair value of the 2016 future payment utilizing a 16% discount rate. Additionally, ACI’s unitholders are entitled to earn up to an additional $500,000 based on the net revenue of ACI for the twelve month periods ending October 31, 2015 and 2016. This contingent cash consideration, recorded as a non-current liability, was valued at $400,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent cash consideration was $456,000 at December 31, 2015. See Note 3. Summary of Significant Accounting Policies. The acquisition of ACI provides the Company with additional expertise in selling debit and credit card processing services into the Financial Institution and Third Party channel, a base operation to sell its payroll and related payroll tax processing and payment services to its clients, and the ability to cross-market its payroll payment services and its prepaid card services to ACI’s customer base.

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

Assets acquired and liabilities assumed in the ACI acquisition were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations of the business acquired by the Company have been included in the Consolidated Statements of Operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

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

Unaudited pro forma results of operations for the year ended December 31, 2014 as if the Company and ACI had been combined on January 1, 2014 follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
For the Year Ended December 31, 2014
(in thousands, except per share information)

Revenues	$39,110
Operating loss	$(318)
Net loss	$(6,168)
Net loss applicable to common stockholders	$(9,424)
Net loss per share applicable to common stockholders	$(0.68)

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

Revenues from the Company’s payroll processing operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $330,000 and $306,000 were recorded as of December 31, 2015 and 2014, respectively.

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

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuing bank to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks, creating a net settlement obligation on the Company’s Consolidated Balance Sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on the Company’s Consolidated Balance Sheet. Additionally, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its Consolidated Balance Sheet.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2015. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2015.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, at December 31, 2015, and the effect of 755,410 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at December 31, 2015 have been excluded from the loss per share calculation for the year ended December 31, 2015 in that the assumed conversion of these options would be anti-dilutive. For the year ended December 31, 2014, the dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,133,300 and 616,500 shares of common stock, respectively, and the effect of 466,656 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at December 31, 2014 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,296	$-	$-	$1,296

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,240	$-	$-	$1,240

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Years Ended December 31,
	2015	2014
	(in thousands)

Beginning balance	$1,240	$1,230
Change in fair value of derivative liability	-	(380)
Change in fair value of contingent cash consideration	56	(10)
ACI contingent cash consideration	-	400
Totals	$1,296	$1,240

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

In connection with the debt proceeds received under the Notes, the Company recorded a derivative liability of $2.1 million on its Consolidated Balance Sheet at December 28, 2012 related to the conversion feature embedded in the Notes. The fair value of the derivative liability was classified within Level 3 of the fair value hierarchy because it was valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The fair value at December 31, 2015 of $0 was the result of the Notes being paid in full on December 31, 2014. The change in fair value of this derivative liability of $(380,000) for the year ended December 31, 2014 was recorded within other expenses (income) in the Company’s Consolidated Statements of Operations.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay, LLC acquisition date), remains unchanged at December 31, 2015 as a result of this component being recorded as equity. The fair value at December 31, 2015 of the cash-based contingent consideration, valued at $0, was determined using a binomial option pricing model. The following assumptions were utilized in the December 31, 2015 calculations: risk free interest rate: 0.71%; dividend yield: 0%; term of contingency of 2.0 years; and volatility: 23.3%.

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

In addition to the consideration paid upon closing of the ACI acquisition, the previous unitholders are entitled to receive up to an additional $500,000 if certain net revenue goals are achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition and $456,000 at December 31, 2015 based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future net revenue growth and discounting the associated cash consideration payments at their present values using a credit-risk adjusted discount rate of 16.0%. The key assumptions in applying the Monte Carlo simulation included expected net revenue growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of December 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2015 and 2014. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 17. Subsequent Events.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The guidance in ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

Note 4.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$10	$130
Additions (charged to expense)	-	-
Deductions	-	(120)
Balance at end of period	$10	$10

Note 5.   Property and Equipment, net of Accumulated Depreciation

	As of December 31,
	2015	2014
	(in thousands)

Leasehold improvements	$410	$384
Equipment	1,194	811
Furniture and fixtures	280	252
Computer software	601	121
Vehicles	245	182
Assets in progress	422	152
Total property and equipment	3,152	1,902
Less: Accumulated depreciation	(1,173)	(676)
Property and equipment, net	$1,979	$1,226

Property and equipment included $520,851 and $157,900 of computer equipment as of December 31, 2015 and 2014, respectively, net of accumulated depreciation of $70,726 and $13,600 as of December 31, 2015 and 2014, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $499,000 and $387,000 for the years ended December 31, 2015 and 2014, respectively.

Note 6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015, is as follows (in thousands):

Balance at January 1, 2014	$31,166
Acquisition of ACI	10,594
Balance at December 31, 2014	$41,760
Balance at December 31, 2015	$41,760

Note 7.   Identifiable Intangible Assets

	As of December 31,
	2015	2014
	(in thousands)
Amortized intangible assets:
Software	$4,750	$4,750
Customer relationships	24,912	24,912
Tradename	310	310
Total amortized intangible assets	29,972	29,972
Less: Accumulated amortization	7,682	4,620
Total amortized intangibles, net	22,290	25,352
Non-Amortized intangible assets:
Tradenames	1,540	1,540
Total identifiable intangible assets	$23,830	$26,892

Amortization expense was $3.06 million and $2.38 million for the years ended December 31, 2015 and 2014, respectively. The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31 (in thousands):

2016	$2,934
2017	$2,928
2018	$2,898
2019	$2,898
2020	$2,527
Thereafter	$8,105

The weighted average useful life of amortizing intangible assets was 10.8 years at December 31, 2015.

Note 8.   Deferred Financing Costs

At December 28, 2012 in connection with securing certain debt financing to consummate the Completed Transactions, the Company incurred a total of $4.4 million in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4.4 million relates to certain of our founding stockholders agreeing to transfer 832,698 shares of common stock that they personally acquired prior to the Offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company recorded a $4.4 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). Additionally, in connection with the $9 million and the $7.5 million term loans payable and the $1.0 million revolving note payable to Metro Bank, the Company incurred and recorded $23,000, $76,000 and $44,000 of deferred financing costs, respectively. Amortization of deferred financing costs was $45,000 and $2.32 million for the years ended December 31, 2015 and 2014, respectively. Unamortized deferred financing costs were $88,000 and $89,000 at December 31, 2015 and 2014, respectively.

Note 9.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Trade accounts payable	$1,801	$1,828
ACH clearing liability	1,735	2,146
Accrued compensation	980	1,233
Accrued agent commissions	861	758
Related party payables	82	70
Other	3,202	3,118
Total	$8,661	$9,153

Note 10.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Term loan payable to Metro Bank (or “Metro”), interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation (“ADC”) and Payroll Tax Filing Services, Inc. (“PTFS”)	$5,140	$6,425

Term loan payable to Metro, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of ACI Merchant Systems, LLC (“ACI”).	7,292	7,500

Revolving note payable to Metro, interest rate of Wall Street Journal Prime rate plus 1.00% (4.50% as of December 31, 2015), interest payable monthly, collateralized by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC, maturing on May 6, 2017.	1,000	-

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $384,611 and $552,424 at December 31, 2015 and 2014, respectively. See Note 15. Related Party Transactions.	1,947	1,779

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2016. See Note 15. Related Party Transactions.	492	492

Unsecured promissory note payable to stockholder, interest rate of 4% payable quarterly, note principal due in two installments of $175,000 on May 6, 2016 and 2017. See Note 15. Related Party Transactions.	350	-

Capital lease obligations related to computer equipment and software at JetPay, LLC, interest rates of 5.55% to 8.55%, due in monthly lease payments of $28,844 maturing in May 2017 through December 2018, collateralized by equipment.	474	154

Various other debt instruments related to vehicles at ADC.	2	16
	16,697	16,366
Less current portion	(3,411)	(1,571)
	$13,286	$14,795

The Metro term loan agreements and the revolving note agreement require the Company to provide Metro with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The Metro agreements also contain certain annual financial covenants with which the Company was in compliance as of December 31, 2015.

Maturities of long-term debt and capital lease obligations, excluding fair value and conversion option debt discounts, are as follows for the twelve months ending December 31: 2016 – $3.4 million; 2017 – $6.2 million; 2018 – $2.6 million; 2019 – $2.5 million; 2020 – $1.3 million; and $1.1 million thereafter.

Note 11.    Redeemable Convertible Preferred Stock

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Flexpoint Securities Purchase Agreement”) entered into on August 22, 2013.  Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; and 33,333 shares on December 28, 2014 for $10.0 million. The proceeds of the initial $10.0 million investment were used to retire the Ten Lords, Ltd. note payable of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the $1.4 million investment were used to satisfy a portion of the EarlyBirdCapital, Inc. Award (the “EBC Award”). See Note 14. Commitments and Contingencies. As a result of the EBC Award, the Company was not able to satisfy one of the conditions to closing of the $1.4 million Series A Preferred purchase. Although Flexpoint agreed to waive this condition at the closing, for any subsequent closing of the Series A Preferred, the Company will need to seek a waiver of the failure of this condition from Flexpoint. The November 7, 2014 $6.0 million proceeds were used as partial consideration for the acquisition of ACI and the proceeds of the December 28, 2014 $10.0 million investment were used to redeem the Notes that matured on December 31, 2014.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00. Under the Securities Purchase Agreement between the Company and Flexpoint, Flexpoint is provided certain indemnification rights in the event of the incurrence of certain subsequent losses and expenses of the Company. In April 2015, Flexpoint tendered to the Company a Claim Letter regarding an indemnification claim with respect to the EarlyBirdCapital matter. See Note 14. Commitments and Contingencies. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

Under the Flexpoint Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million.  The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consisted of $10.0 million of shares of Series A Preferred that was issued on October 11, 2013. Tranche B consisted of up to $10.0 million of shares of Series A Preferred, which Flexpoint was obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company was able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  The Series A Preferred under Tranche B was issued on December 28, 2014. Tranche C consists of up to $20.0 million of shares of Series A Preferred ($12.6 million remaining available at December 31, 2015), which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Preferred to Wellington for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement (the “Wellington Securities Purchase Agreement”) dated May 1, 2014. Additionally, the Company issued 1,350 shares of Series A-1 Preferred to Wellington on November 20, 2014 for $405,000, and 2,250 shares on December 31, 2014 for $675,000. Under the Wellington Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. The proceeds of the total investment to date of $1.85 million by Wellington have been used for general corporate purposes. The Series A-1 Preferred will be convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred” and together with the Series A Preferred and the Series A-1 Preferred, the “Convertible Preferred Stock”). The Series A-1 Preferred can be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially will be $3.00. The conversion price of the Series A-1 Preferred is subject to downward adjustment upon the occurrence of certain events as defined in the Wellington Securities Purchase Agreement. Additionally, Wellington will have the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint.

The Series A-1 Preferred have an initial liquidation preference of $600 per share and rank senior to the Company’s common stock and pari passu with the Series A Preferred owned by Flexpoint with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the above, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s common stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Wellington Securities Purchase Agreement, the holders of a majority of the Series A-1 Preferred may demand immediate redemption of all or a portion of the Series A-1 Preferred at the then-applicable liquidation value.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. There was no beneficial conversion feature upon the 2014 issuances of Series A Preferred to Flexpoint and Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $5.2 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.

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

Note 12.    Stockholders’ Equity

Common Stock

On January 30, 2014, the Company issued 1,396 shares of common stock with a fair market value of approximately $6,000, as additional compensation to a consultant for services rendered.

On March 28, 2014, the Company entered into Securities Purchase Agreements (the “Common Stock SPAs”) with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the then President of JetPay Payroll Services. Pursuant to the Common Stock SPAs, on April 4, 2014, the Company received gross aggregate proceeds of $1.0 million, prior to issuance costs of $25,000, and issued an aggregate of 333,333 shares of common stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC Award.

On November 7, 2014, the Company issued 2,000,000 shares of the Company’s common stock in connection with the acquisition of ACI. See Note 2. Business Acquisitions.

On June 18, 2015, the Company issued 29,167 shares of the Company’s common stock with a fair market value of approximately $79,000, as compensation to an employee for services rendered.

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPA”) with each of certain investors, including Bipin C. Shah, its Chairman and Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock, at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. In addition to the three directors, certain other investors purchased an additional 320,000 shares of common stock at a purchase price of $2.70 per share for aggregate consideration of $864,000, prior to issuance costs. Finally, on December 23, 2015, the Company sold 100,000 shares of common stock to an additional investor at a purchase price of $2.70 per share for aggregate consideration of $270,000. Issuance costs related to the December 2015 common stock sales were approximately $27,000. Subsequent to December 31, 2015 on January 22, 2016, the Company sold 37,037 shares of common stock to an additional investor at a purchase price of $2.70 per share for consideration of $100,000 prior to issuance costs of approximately $5,000.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 530,000 and 445,000 shares of common stock under the Plan during the years ended December 31, 2015 and 2014, respectively, all at an exercise price of $3.00 per share. The grant date fair value of the options granted during the years ended December 31, 2015 and 2014 were determined to be approximately $555,000 and $306,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the years ended December 31, 2015 and 2014 was $278,000 and $356,000, respectively. Unrecognized compensation expense as of December 31, 2015 relating to non-vested common stock options was approximately $795,000 and is expected to be recognized through 2019. During the year ended December 31, 2015, no options have been exercised and 214,168 options have been forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2015	2014
Expected term (years)	6.25	6.25
Risk-free interest rate	1.56% to 1.79%	1.84% to 2.10%
Volatility	33.65% to 44.80%	44.74% to 45.13%
Dividend yield	0%	0%

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

A summary of stock option activity for the years ended December 31, 2015 and 2014 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,000,000	$3.03
Granted	445,000	$3.00
Forfeited	(43,750)	$3.04
Exercised	-	$-
Outstanding at December 31, 2014	1,401,250	$3.02
Granted	530,000	$3.00
Forfeited	(214,168)	$3.00
Exercised	-	$-
Outstanding at December 31, 2015	1,717,082	$3.02
Exercisable at December 31, 2015	755,410	$3.04

The weighted average remaining life of options outstanding at December 31, 2015 was 8.54 years. The aggregate intrinsic value of the exercisable options at December 31, 2015 was $0.

Stock options outstanding at December 31, 2015 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$3.00	1,410,832	8.73	$3.00	457,494	8.08	$3.00
$3.10	306,250	7.67	$3.10	297,916	7.67	$3.10

On June 29, 2015, the Board of Directors approved the JetPay Corporation Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders held on August 4, 2015. The ESPP allows certain defined employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the fair value of the Company’s common stock on the commencement date or the purchase date of each offering period, whichever is lower. As of December 31, 2015, an aggregate of 300,000 shares of the Company’s common stock were reserved for issuance under the Company’s ESPP, of which no shares have been issued. The Company’s initial purchase period under the ESPP will begin on January 1, 2016. The Company anticipates using the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights.

Note 13.    Income Taxes

The components of income tax expense consist of the following:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Current:
Federal	$-	$-
State	231	177

Deferred:
Federal	(318)	(2,308)
State	645	(1,031)
Change in valuation allowance	(361)	3,384
Total income tax expense	$197	$222

JetPay, LLC is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations.

A reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Tax at U.S. Federal statutory rate	$(272)	$(2,256)
State taxes, net of federal benefit	801	(918)
Nondeductible costs and other acquisition accounting adjustments	29	12
Valuation allowance for deferred tax assets	(361)	3,384
Total income tax expense	$197	$222

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Accounts receivable	$116	$107
Accrued expenses	371	487
Intangible assets	1,835	3,241
Stock options	1,018	1,041
Debt	1,650	1,932
Net operating loss carryforwards	5,505	4,980
Transaction costs and other	107	35
Total deferred tax assets	10,602	11,823
Valuation allowance for deferred tax assets	(7,219)	(7,580)
Deferred tax assets after valuation allowance	3,383	4,243
Deferred tax liabilities:
Prepaid expenses	(157)	(209)
Property and equipment	(36)	(68)
Intangible assets	(3,190)	(3,966)
Contingent consideration	(250)	(284)
Total deferred tax liabilities	(3,633)	(4,527)
Net deferred tax liabilities	$(250)	$(284)

As of December 31, 2015, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $15.1 million available to offset future taxable income, respectively. These NOLs, if not utilized, expire at various times through 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $361,000 in the year ended December 31, 2015, with a total valuation allowance of $7.2 million at December 31, 2015, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Pennsylvania and Texas to be significant state tax jurisdictions. The Company’s federal, state and local income taxes for the years beginning in 2012 remain subject to examination.

Note 14.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a forbearance agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees and fees for chargeback processing. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.4 million of total reserves related to the Direct Air matter as of December 31, 2015. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves are recorded in Other Assets.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES, (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.0 million. The Company does not believe it has a responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of December 31, 2015.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffers any liability as a result of the Direct Air matter, these shares are to be used in partial or full payment for any such liability, with any remaining shares delivered to WLES. If JetPay, LLC is found to have any liability because of this issue, and these shares do not have sufficient value to fully cover such liability, the Company may be responsible for this JetPay, LLC liability which could have a materially adverse effect on its business, financial condition and results of operations. On February 3, 2014, the Company received notice that Merrick had requested Chase to release the 3,333,333 shares in the escrow account to Merrick. Both JetPay and WLES informed Chase that they did not agree to the release, and the shares remain in escrow.

On January 16, 2013, the Company received notice that EarlyBirdCapital, Inc. (“EBC”) had commenced arbitration proceedings (the “Claim”) against the Company with the International Centre for Dispute Resolution (the “ICDR”). The Claim alleged that the Company breached a Letter Agreement, dated as of May 9, 2011, with EBC by failing to pay EBC a cash fee of $2.07 million and reimburse EBC for certain expenses upon the closing of the Company’s initial business combination, which was consummated on December 28, 2012. As a result of such breach, EBC sought the cash fee plus interest and attorney’s fees and expenses. In November 2013, the ICDR held arbitration proceedings with respect to the Claim. On March 3, 2014, the ICDR rendered its decision and ordered the Company to pay the cash fee of $2.07 million plus interest, attorney’s fees and expenses of approximately $740,000 within 30 days of the decision (the “EBC Award”). The Company accrued $2,136,000 relating to this matter as of December 31, 2012 and an additional $675,000 was recorded as SG&A expenses in the fourth quarter of 2013 for the legal fees and interest costs awarded to EBC as part of the EBC Award. In order to satisfy a portion of the EBC Award, the Company entered into the Common Stock SPAs. Pursuant to the Common Stock SPAs, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of common stock to Messrs. Shah and Antich. Additionally, on April 14, 2014, the Company issued 4,667 shares of Series A Preferred to Flexpoint for an aggregate of $1.4 million under the Flexpoint Securities Purchase Agreement. See Note 11. Redeemable Convertible Preferred Stock. The Company used the proceeds from the sale of common stock, the proceeds from the closing of the Series A Preferred to Flexpoint, and existing cash of $411,000 to fully satisfy its obligations to EBC pursuant to the EBC Award.

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

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between the Company, Ten Lords and Interactive Capital and JetPay, LLC. Under the Agreement, Ten Lords and Interactive Capital agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. See Note 11. Redeemable Convertible Preferred Stock. The terms of the Agreement required that the Company provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords and Interactive Capital) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. JetPay calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to the Company’s payment, the Company received notice that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by the Company. The Company believes that the basis of the suit regarding JetPay, LLC is groundless and intends to defend it vigorously.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. While the Company believes that the basis of the suit regarding JetPay, LLC is groundless and while it intends to defend it vigorously, the Company has recorded an accrual of $200,000 for any potential loss settlement related to this matter as of December 31, 2015.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the basis of the suit regarding JetPay, ADC, and PTFS is groundless and has turned the matter over to the Company’s insurance carrier who intends to defend the suit vigorously. The Company’s is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of December 31, 2015.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

2016	$490
2017	$205
2018	$149
2019	$1

Rent expense under these operating leases was $823,000 and $836,000 for the years ended December 31, 2015 and 2014, respectively. The future minimum lease payments above include a related party lease with respect to the ADC operations with the previous shareholders of ADC. This lease provides for current monthly lease payments of $45,163.

At December 31, 2015, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013, a letter of credit for $1.9 million was issued and remained outstanding at December 31, 2015 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A.

Note 15.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of ADC. The rent is currently approximately $45,163 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $516,500 for each of the years ended December 31, 2015 and 2014.

JetPay Payment Services retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented for approximately $3,000 per month from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease are commercial. Rent expense was $36,000 for each of the years ended December 31, 2015 and 2014.

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

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2016, as extended, and bears interest at an annual rate of 4% with interest expense of $20,000 recorded for each of the years ended December 31, 2015 and 2014. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 10. Long–Term Debt, Notes Payable and Capital Lease Obligations. 

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of ADC, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bears interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000 on May 6, 2016 and 2017. Interest expense related to this promissory note was $9,500 for the year ended December 31, 2015. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 10. Long–Term Debt, Notes Payable and Capital Lease Obligations.

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $118,000 for each of the years ended December 31, 2015 and 2014. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369.On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. See Note 10. Long–Term Debt, Notes Payable and Capital Lease Obligations. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $243,000 and $291,000 for the years ended December 31, 2015 and 2014, respectively.

On March 28, 2014, the Company entered into the Common Stock SPA with each of Bipin C. Shah, its Chairman and Chief Executive Officer, and C. Nicholas Antich, the then President of JetPay Payroll Services. Pursuant to the Common Stock SPAs, on April 4, 2014, the Company received aggregate proceeds of $1.0 million and issued an aggregate of 333,333 shares of common stock to Messrs. Shah and Antich. The proceeds were used to satisfy a portion of the EBC Award. See Note 12. Stockholder’s Equity.

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

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPAs”) with each of certain investors, including Bipin C. Shah, its Chairman and Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. See Note 12. Stockholder’s Equity.

Note 16.    Segments

The Company currently operates in two business segments, the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the JetPay HR and Payroll Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was not material through December 31, 2015 and 2014, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the Year Ended December 31, 2015
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$28,569	$14,705	$48	$43,322
Cost of processing revenues	18,780	7,327	122	26,229
Selling, general and administrative expenses	6,861	4,776	1,654	13,291
Change in fair value of contingent consideration liability	-	-	56	56
Amortization of intangibles and depreciation	2,160	1,396	5	3,561
Other expenses	401	297	488	1,186
Income (loss) before income taxes	$367	$909	$(2,277)	$(1,001)

Total property and equipment, net	$1,375	$570	$34	$1,979
Property and equipment additions	$987	$274	$2	$1,263
Intangible assets and goodwill	$47,857	$17,733	$-	$65,590
Total segment assets	$77,341	$70,269	$1,179	$148,789

	For the Year Ended December 31, 2014
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$19,690	$13,753	$4	$33,447
Cost of processing revenues	12,726	7,207	60	19,993
Selling, general and administrative expenses	5,229	4,148	2,763	12,140
Change in fair value of contingent consideration liability	-	-	(10)	(10)
Amortization of intangibles and depreciation	1,418	1,344	4	2,766
Other expenses	57	289	4,848	5,194
Income (loss) before income taxes	$260	$765	$(7,661)	$(6,636)

Total property and equipment, net	$616	$573	$37	$1,226
Property and equipment additions	$428	$147	$39	$614
Intangible assets and goodwill	$49,798	$18,854	$-	$68,652
Total segment assets	$77,963	$63,505	$2,934	$144,402

Note 17.    Subsequent Events

On January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chief Executive Officer, Jonathan Lubert, a Director of the Company, and Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). Amounts outstanding under the Promissory Notes accrue interest at a rate of 12% per annum and carry a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. The notes mature on the earlier of April 14, 2016 or the occurrence of an event of a default that is not properly cured or waived. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral to replace a maturing letter of credit in favor of Wells Fargo Bank, N.A., the Company’s debit and credit card processing operations primary sponsoring bank.

On January 22, 2016, the Company, pursuant to a Securities Purchase Agreement, sold to an investor 37,037 shares of common stock at a purchase price of $2.70 per share for aggregate consideration of $100,000, prior to issuance costs.

On February 22, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CollectorSolutions, Inc., a Florida corporation (“CSI”), CSI Acquisition Sub One, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub One”), CSI Acquisition Sub Two, LLC, a Delaware limited liability company and wholly-owned subsidiary of Merger Sub One (“Merger Sub Two”), and Gene M. Valentino, an individual, in his capacity as Representative. Pursuant to the terms of the Merger Agreement, the Company has agreed to acquire CSI through a statutory merger of Merger Sub Two with and into CSI, with CSI continuing as the surviving entity (the “First Step Merger”) and, as part of the same overall transaction, the surviving entity of the First Step Merger will merge with and into Merger Sub One, with Merger Sub One continuing as the surviving entity (collectively, the “Transaction”). The acquisition of CSI would provide the Company with additional expertise in selling debit and credit card processing services in the government, utilities and other channels through CSI’s highly configurable payment gateway, as well as to provide a base operation to sell its payroll and related payroll tax processing and payment services to its clients. The Transaction is subject to a number of closing conditions, including the approval of the Company’s stockholders of the issuance of shares of common stock to the stockholders of CSI pursuant to the terms of the Merger Agreement.

As consideration for the acquisition, the Company will issue 3.25 million shares of common stock to the stockholders of CSI and assume or pay off up to $1.5 million of CSI indebtedness. Of the 3.25 million shares of common stock, (i) 587,500 shares will be placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CSI and (ii) 500,000 shares will be placed in escrow at closing and released or cancelled based upon CSI achieving certain gross profit performance targets in 2016 and 2017. CSI’s stockholders will also be entitled to receive warrants to purchase up to 500,000 shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, based upon CSI achieving certain gross profit performance targets in 2018 and 2019. In addition, each of Gene M. Valentino, Christopher F. Battel and Richard A. Carroll will have the right to purchase from JetPay through a private placement, within 12 months after the closing of the Transaction, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the Volume-Weighted Average Closing Price (as defined in the Merger Agreement).

Exhibit Index

Exhibit No.	Document Description
2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, LLC, WLES, L.P. and Trent Voigt (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 9, 2012.)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., Francis David Corporation d/b/a Electronic Merchant Systems (“EMS”), the stockholders of EMS and James Weiland, as Representative (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012.)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.7	Third Amendment to Agreement and Plan of Merger, dated as of December 4, 2012, by and between the Company and JetPay, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2012)

2.8	Second Amendment to Agreement and Plan of Merger, dated as of December 24, 2012, by and among the Company, ADC and PTFS (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2012)

2.9

Unit Purchase Agreement, dated as of November 7, 2014, by and between JetPay, ACI, Michael Collester and Cathy Smith (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

2.10

Agreement and Plan of Merger, dated as of February 22, 2016, by and between JetPay Corporation, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc., and the Representative named therein. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2016)

3.1	Amended and Restated Certificate of Incorporation of JetPay (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2013)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

3.3	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)
3.4	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)
3.5	Amended and Restated Bylaws of JetPay Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.1	Secured Convertible Note Agreement, dated as of December 28, 2012, by and between JetPay and the Note Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.3	Loan and Security Agreement, dated as of December 28, 2012, by and between ADC, PTFS and Metro Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.4

Advisory Agreement, dated as of December 28, 2012, by and between JetPay and ADC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report  on Form 8-K filed with the SEC on January 4, 2013)

10.5	Note and Indemnity Side Agreement, dated as of December 28, 2012, by and between JetPay, JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.6	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Bermuda and the Grantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.7	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Partners and the Grantors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.8+

Employment Agreement, dated as of July 6, 2012, by and among ADC and C. Nicholas Antich. (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.9+

Employment Agreement, dated as of July 6, 2012, by and among ADC and Eric Antich. (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.10+

Employment Agreement, dated as of July 6, 2012, by and among PTFS and Joel Serfass (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.11+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Shiv Enjeti (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.12+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and David Chester (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.13+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Trent Voigt (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.14	Unsecured Promissory Note, Dated June 7, 2013, in favor of Trent Voigt. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

10.15	Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company. (incorporated by Exhibit 3.2 reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.16+	JetPay 2013 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 1, 2013

10.17+	Form of Indemnification Agreement. (incorporated by Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

10.18

Securities Purchase Agreement dated as of March 28, 2014, by and among the Company, Bipin C. Shah and C. Nicholas Antich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.19

Letter Agreement, dated as of March 28, 2014, by and between the Company and Flexpoint (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.20

Securities Purchase Agreement dated as of May 1, 2014, by and between the Company and Wellington (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

10.21

Letter Agreement, dated as of October 31, 2014, by and between the Company, JetPay, LLC and WLES, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the SEC on November 13, 2014)

10.22

Loan and Security Agreement dated as of November 7, 2014, by and between ACI, JetPay and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.23

Advisory Agreement dated as of November 7, 2014, by and between JetPay and ACI (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.24

Promissory Note, dated as of November 7, 2014, made by JetPay Corporation in favor of ACI (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.25+

Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Michael Collester (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.26+

Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Cathy Smith (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.27+

Form of JetPay Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015)

95

10.28

First Amendment and Joinder Agreement dated May 6, 2015, by and between ADC, PTFS, JetPay Corporation, ACI, JetPay, LLC, and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.29

Revolving Credit Note dated May 6, 2015, by and between ADC, PTFS, and Metro Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.30

Unsecured Promissory Note dated May 6, 2015, made by JetPay Corporation in favor of C. Nicholas Antich and Carol A. Antich. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.31

First Amendment to ACI Loan and Security Agreement dated May 6, 2015, by and between ACI and Metro Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.32

Letter Agreement dated August 6, 2015, by and between JetPay Corporation and Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed with the SEC on August 12, 2015)

10.33

Form of Securities Purchase Agreement, by and between the Company and each of Bipin C. Shah, Robert B. Palmer and Jonathan M. Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.34

Form of Securities Purchase Agreement, by and between the Company and each of the non-insider investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.35

Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Bipin C. Shah. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.36

Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Jonathan Lubert. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.37

Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.38+	Employment Agreement, dated as of November 7, 2014, by and between ACI and Michael Collester
10.39+	Employment Agreement, dated as of November 7, 2014, by and between ACI and Cathy Smith
14.1	Code of Conduct and Ethics of the Company

21.1	Subsidiaries of the Company
23.1	Consent of Marcum LLP
31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JetPay Corporation

Date: March 24, 2016	By:	/s/ Bipin C. Shah
Name: Bipin C. Shah
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Bipin C. Shah	President, Chief Executive Officer and Director	March 24, 2016
	Bipin C. Shah	(principal executive officer)

By:	/s/ Gregory M. Krzemien	Chief Financial Officer	March 24, 2016
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	/s/ Peter B. Davidson	Vice-Chairman and Corporate Secretary	March 24, 2016
Peter B. Davidson

By:	/s/ Donald J. Edwards	Director	March 24, 2016
Donald J. Edwards

By:	/s/ Diane (Vogt) Faro	Director	March 24, 2016
Diane (Vogt) Faro

By:	/s/ Frederick S. Hammer	Director	March 24, 2016
Frederick S. Hammer

By:	/s/ Jonathan M. Lubert	Director	March 24, 2016
Jonathan M. Lubert

By:	/s/ Steven M. Michienzi	Director	March 24, 2016
Steven M. Michienzi

By:	/s/ Robert B. Palmer	Director	March 24, 2016
Robert B. Palmer

