Form 10-Q
period 2016-03-31
JetPay Corp
filed 2016-05-13
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Yes ☐ No ☒

As of May 11, 2016, there were 14,410,027 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,065	$5,594
Restricted cash	2,134	226
Accounts receivable, less allowance for doubtful accounts	2,119	3,123
Settlement processing assets	18,616	18,460
Prepaid expenses and other current assets	776	871
Current assets before funds held for clients	29,710	28,274
Funds held for clients	68,393	48,335
Total current assets	98,103	76,609
Property and equipment, net	1,943	1,979
Goodwill	41,760	41,760
Identifiable intangible assets, net of accumulated amortization of $8,361 at March 31, 2016 and $7,628 at December 31, 2015	23,097	23,830
Deferred financing costs, net of accumulated amortization of $4,512 at March 31, 2016 and $4,421 at December 31, 2015	92	88
Other assets	4,524	4,523
Total assets	$169,519	$148,789

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,341	$3,411
Accounts payable and accrued expenses	9,334	8,661
Settlement processing liabilities	17,377	17,488
Deferred revenue	296	558
Other current liabilities	1,526	1,387
Current liabilities before client fund obligations	33,874	31,505
Client fund obligations	68,393	48,335
Total current liabilities	102,267	79,840
Long-term debt and capital lease obligations, net of current portion	12,651	13,286
Deferred income taxes	250	250
Other liabilities	218	424
Total liabilities	115,386	93,800

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $300.00 par value per share, 97,498 shares issued and outstanding at March 31, 2016 and December 31, 2015 (liquidation preference of $58,500 at March 31, 2016)	35,954	34,540

Stockholders’ Equity
Preferred stock, $0.001 par value Authorized 1,000,000 shares, none issued (which excludes 97,498 shares of Series A and Series A-1 redeemable convertible preferred stock at March 31, 2016 and December 31, 2015)	-	-
Common stock, $0.001 par value Authorized 100,000,000 shares; 14,410,027 and 14,372,990 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	14	14
Additional paid-in capital	39,542	40,807
Accumulated deficit	(21,377)	(20,372)
Total Stockholders’ Equity	18,179	20,449
Total Liabilities and Stockholders’ Equity	$169,519	$148,789

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended March 31,
	2016	2015

Processing revenues	$11,643	$10,844
Cost of processing revenues	7,400	6,456

Gross profit	4,243	4,388

Selling, general and administrative expenses	3,807	3,382
Change in fair value of contingent consideration liability	46	11
Amortization of intangibles	733	768
Depreciation	179	109

Operating (loss) income	(522)	118

Other expenses (income)
Interest expense	253	197
Amortization of deferred financing costs	91	6
Amortization of debt discounts and conversion options	88	78
Other income	(2)	(1)

Loss before income taxes	(952)	(162)

Income tax expense	53	58

Net loss	(1,005)	(220)
Accretion of convertible preferred stock	(1,414)	(1,216)

Net loss applicable to common stockholders	$(2,419)	$(1,436)

Basic and diluted loss per share applicable to common stockholders	$(0.17)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	14,401,480	13,863,823

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2015	14,372,990	$14	$40,807	$(20,372)	$20,449

Common stock issued for cash, net of issuance costs	37,037	-	71	-	71

Employee stock purchase plan expense	-	-	6	-	6

Stock-based compensation expense	-	-	72	-	72

Accretion of convertible preferred stock to redemption value	-	-	(1,414)	-	(1,414)

Net loss	-	-	-	(1,005)	(1,005)

Balance at March 31, 2016	14,410,027	$14	$39,542	$(21,377)	$18,179

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(1,005)	$(220)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	179	109
Stock-based compensation	72	78
Employee stock purchase plan expense	6	-
Amortization of intangibles	733	768
Amortization of deferred financing costs	91	6
Amortization of debt discounts and conversion options	88	78
Change in fair value of contingent consideration liability	46	11
Change in operating assets and liabilities:
Restricted cash	(8)	-
Accounts receivable	1,004	988
Settlement processing assets and obligations, net	(267)	(264)
Prepaid expenses and other current assets	95	100
Other assets	(1)	(22)
Deferred revenue	(262)	(236)
Accounts payable, accrued expenses and other liabilities	702	(147)
Net cash provided by operating activities	1,473	1,249

Investing Activities
Net increase in restricted cash and cash equivalents held to satisfy client fund obligations	(20,058)	(16,823)
Purchase of property and equipment	(143)	(115)
Proceeds on sale of property and equipment	-	8
Net cash used in investing activities	(20,201)	(16,930)

Financing Activities
Payments on long-term debt and capital lease obligations	(699)	(339)
Proceeds from issuance of common stock, net of issuance costs	71	-
Proceeds from promissory note payables	1,950	-
Restricted cash reserve	(1,900)	-
Deferred financing fees associated with new borrowings	(95)	-
Payment of deferred acquisition consideration	(186)	-
Net increase in client funds obligations	20,058	16,823
Net cash provided by financing activities	19,199	16,484

Net increase in cash and cash equivalents	471	803

Cash and cash equivalents, beginning	5,594	5,359
Cash and cash equivalents, ending	$6,065	$6,162

Supplement disclosure of cash flow information:
Cash paid for interest	$175	$466
Cash paid for taxes	$37	$86

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2016.

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

The Company currently operates in two business segments: the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions, with a focus on those processing internet transactions and recurring billings as well as traditional retailers and service providers; and the JetPay HR and Payroll Segment, which provides human capital management (“HCM”) services; including full-service payroll and related payroll tax payment processing, time and attendance, HR services, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Company, through its business unit, JetPay Card Services, provides low-cost money management and payment services to un-banked and under-banked employees of its business customers as well as other consumers. The activity within JetPay Card Services was not material for the year ended December 31, 2015 and the three months ended March 31, 2016. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (“JetPay, LLC” or “JetPay Payment Services”), and AD Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). Additionally, on November 7, 2014, the Company acquired ACI Merchant Systems, LLC (“ACI” or “JetPay Strategic Partners”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions.

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows sufficient to cover its working capital needs. The Company may, from time to time, determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ending March 31, 2017 include, but are not limited to: principal and interest payments on long-term debt and capital lease obligations of approximately $4.2 million, and $1.2 million of deferred consideration paid to the unitholders of ACI on April 10, 2016. In addition to the long-term debt noted above, on January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chief Executive Officer, Jonathan Lubert, a Director of the Company, and an affiliate of Flexpoint Ford, LLC (“Flexpoint”), in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”), with the proceeds used as cash collateral to replace a maturing letter of credit in favor of Wells Fargo Bank, N.A., the Company’s debit and credit card processing operations primary sponsoring bank. The Company is currently working to replace this cash collateral with a new letter of credit and pay off the Promissory Notes, which as amended have a maturity date of July 31, 2016.

The Company expects to fund its cash needs, including capital required for acquisitions and capital expenditures, with cash flow from its operating activities, equity investments, and borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to December 31, 2014, the Company sold 91,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to affiliates of Flexpoint for an aggregate of $27.4 million, less certain costs, and has an agreement to potentially sell an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional combined $13.45 million of convertible preferred stock, if sold, will be principally used as partial consideration for future acquisitions. Additionally, as disclosed in Note 9. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs. If the Company is unable to raise additional capital through additional equity investments or borrowing, it may need to limit its level of capital expenditures and future growth plans.

Note 3.   Business Acquisition

On February 22, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CollectorSolutions, Inc., a Florida corporation (“CSI”), CSI Acquisition Sub One, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub One”), CSI Acquisition Sub Two, LLC, a Delaware limited liability company and wholly-owned subsidiary of Merger Sub One (“Merger Sub Two”), and Gene M. Valentino, an individual, in his capacity as Representative. Pursuant to the terms of the Merger Agreement, the Company has agreed to acquire CSI through a statutory merger of Merger Sub Two with and into CSI, with CSI continuing as the surviving entity (the “First Step Merger”) and, as part of the same overall transaction, the surviving entity of the First Step Merger will merge with and into Merger Sub One, with Merger Sub One continuing as the surviving entity (collectively, the “Transaction”). The acquisition of CSI would provide the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through CSI’s highly configurable payment gateway, as well as provide a base operation to sell its payroll and related Human Resource and payroll tax processing and payment services to its clients.

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

Note 4.   Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $339,000 and $306,000 were recorded as of March 31, 2016 and December 31, 2015.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, at March 31, 2016, and the effect of 813,744 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at March 31, 2016 have been excluded from the loss per share calculation for the three months ended March 31, 2016 in that the assumed conversion of these options would be anti-dilutive. For the three months ended March 31, 2015, the dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,133,300 and 616,500 shares of common stock, respectively, and the effect of 498,324 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at March 31, 2015 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,156	$-	$-	$1,156

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,296	$-	$-	$1,296

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Beginning balance	$1,296	$1,240
Change in fair value of JetPay contingent cash consideration	36	11
Change in fair value of ACI contingent cash consideration	10	-
Payment of ACI contingent cash consideration	(186)	-
Totals	$1,156	$1,251

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants which are approved by the Chief Financial Officer. Level 3 financial liabilities for the relevant periods consist of contingent consideration related to the JetPay, LLC and ACI acquisitions for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Level 3 financial liabilities are the result of recording the Completed Transactions, the ACI acquisition and related debt instruments as more fully described below.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay, LLC acquisition date), remains unchanged at March 31, 2016 as a result of this component being recorded as equity. The fair value at March 31, 2016 of the cash-based contingent consideration, valued at $36,000, was determined using a binomial option pricing model. The following assumptions were utilized in the March 31, 2016 calculations: risk free interest rate: 0.70%; dividend yield: 0%; term of contingency of 1.75 years; and volatility: 52.7%.

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

In addition to the consideration paid upon closing of the ACI acquisition, the previous unitholders are entitled to receive up to an additional $500,000 if certain net revenue goals are achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $456,000 at December 31, 2015 and $280,000 at March 31, 2016 based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future net revenue growth and discounting the associated cash consideration payments at their present values using a credit-risk adjusted discount rate of 16.0%. The March 31, 2016 amount excludes $186,000 which was paid to the previous unitholders of ACI in February 2016. The key assumptions in applying the Monte Carlo simulation included expected net revenue growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of March 31, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2016 and 2015. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 14. Subsequent Events.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-03, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	March 31, 2016	December 31, 2015
	(in thousands)

Leasehold improvements	$417	$410
Equipment	1,231	1,194
Furniture and fixtures	281	280
Computer software	601	601
Vehicles	245	245
Assets in progress	520	422
Total property and equipment	3,295	3,152
Less: accumulated depreciation	(1,352)	(1,173)
Property and equipment, net	$1,943	$1,979

Property and equipment included $476,090 and $520,851 of computer equipment as of March 31, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $115,487 and $70,726 as of March 31, 2016 and December 31, 2015, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $179,000 and $109,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 6.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):	March 31, 2016	December 31, 2015
Trade accounts payable	$1,661	$1,801
ACH clearing liability	1,324	1,735
Accrued compensation	1,392	980
Accrued agent commissions	1,013	861
Related party payables	73	82
Other	3,871	3,202
Total	$9,334	$8,661

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Term loan payable to First National Bank (or “FNB”), formerly Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation (“ADC”) and Payroll Tax Filing Services, Inc. (“PTFS”).	$4,818	$5,140

Term loan payable to FNB, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of ACI Merchant Systems, LLC (“ACI”).	6,979	7,292

Revolving note payable to FNB, interest rate of Wall Street Journal Prime rate plus 1.00% (4.50% as of March 31, 2016), interest payable monthly, collateralized by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC, maturing on May 6, 2017.	1,000	1,000

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $340,240 and $384,611 at March 31, 2016 and December 31, 2015, respectively. See Note 12. Related Party Transactions.	1,991	1,947

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2016. See Note 12. Related Party Transactions.	492	492

Unsecured promissory note payable to stockholder, interest rate of 4% payable quarterly, note principal due in two installments of $175,000 on May 6, 2016 and 2017. See Note 12. Related Party Transactions.	350	350

Unsecured promissory notes payable to related parties, interest rate of 12% payable at maturity, note principal due July 31, 2016, as extended. See Note 12. Related Party Transactions.	1,950	-

Capital lease obligations related to computer equipment and software at JetPay, LLC, interest rates of 5.55% to 8.55%, due in monthly lease payments of $28,844 maturing in May 2017 through December 2018, collateralized by equipment.	412	474

Various other debt instruments related to vehicles at ADC.	-	2
	17,992	16,697
Less current portion	(5,341)	(3,411)
	$12,651	$13,286

The First National Bank term loan agreements require the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreements also contain certain annual financial covenants with which the Company was in compliance as of March 31, 2016.

Maturities of long-term debt and capital lease obligations, excluding fair value and conversion option debt discounts, are as follows for the twelve months ending March 31: 2017 – $5.3 million; 2018 – $6.2 million; 2019 – $2.6 million; 2020 – $2.2 million; 2021 – $1.3 million; and $0.7 million thereafter.

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

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00. Under the Flexpoint Securities Purchase Agreement, Flexpoint is provided certain indemnification rights in the event of the incurrence of certain subsequent losses and expenses of the Company. In April 2015, Flexpoint tendered to the Company a Claim Letter regarding an indemnification claim with respect to the EarlyBirdCapital matter. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

Under the Flexpoint Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million.  The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consisted of $10.0 million of shares of Series A Preferred that was issued on October 11, 2013. Tranche B consisted of up to $10.0 million of shares of Series A Preferred, which Flexpoint was obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company was able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  The Series A Preferred under Tranche B was issued on December 28, 2014. Tranche C consists of up to $20.0 million of shares of Series A Preferred ($12.6 million remaining available at March 31, 2016), which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

The Series A-1 Preferred has an initial liquidation preference of $600 per share and ranks senior to the Company’s common stock and pari passu with the Series A Preferred owned by Flexpoint with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the above, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s common stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Wellington Securities Purchase Agreement, the holders of a majority of the Series A-1 Preferred may demand immediate redemption of all or a portion of the Series A-1 Preferred at the then-applicable liquidation value.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. There was no beneficial conversion feature upon the 2014 issuances of Series A Preferred to Flexpoint and Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $1.4 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Series A Preferred; ii) the Company breaches the Securities Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under the Loan and Security Agreement, dated as of December 28, 2012, as amended, by and among ADC, PTFS and FNB, or the Loan and Security Agreement dated as of November 7, 2014 by and among ACI and FNB, and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 9.    Stockholders’ Equity

Common Stock

On June 18, 2015, the Company issued 29,167 shares of the Company’s common stock with a fair market value of approximately $79,000, as compensation to an employee for services rendered.

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPA”) with each of certain investors, including Bipin C. Shah, its Chairman and Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock, at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. In addition to the three directors, certain other investors purchased an additional 320,000 shares of common stock at a purchase price of $2.70 per share for aggregate consideration of $864,000, prior to issuance costs. Additionally, on December 23, 2015, the Company sold 100,000 shares of common stock to an additional investor at a purchase price of $2.70 per share for aggregate consideration of $270,000. Issuance costs related to the December 2015 common stock sales were approximately $27,000. Finally, on January 22, 2016, the Company sold 37,037 shares of common stock to an additional investor at a purchase price of $2.70 per share for consideration of $100,000 prior to issuance costs of approximately $39,000.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 0 and 200,000 shares of common stock under the Plan during the three months ended March 31, 2016 and 2015, respectively, all at an exercise price of $3.00 per share. The grant date fair value of the options granted during the three months ended March 31, 2016 and 2015 were determined to be approximately $0 and $232,300, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $72,000 and $78,000, respectively. Unrecognized compensation expense as of March 31, 2016 relating to non-vested common stock options was approximately $638,000 and is expected to be recognized through 2019. During the three months ended March 31, 2016, no options have been exercised and 156,667 options have been forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2016	2015
Expected term (years)	-	6.25
Risk-free interest rate	-	1.56%
Volatility	-	44.8%
Dividend yield	-	0%

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

A summary of stock option activity for the three months ended March 31, 2016 and the year ended December 31, 2015 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,401,250	$3.02
Granted	530,000	$3.00
Forfeited	(214,168)	$3.00
Exercised	-	$-
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	-	$-
Forfeited	(156,667)	$3.00
Exercised	-	$-
Outstanding at March 31, 2016	1,560,415	$3.02
Exercisable at March 31, 2016	813,744	$3.04

The weighted average remaining life of options outstanding at March 31, 2016 was 8.27 years. The aggregate intrinsic value of the exercisable options at March 31, 2016 was $0.

Employee Stock Purchase Plan

On June 29, 2015, the Board of Directors adopted the JetPay Corporation Employee Stock Purchase Plan (the "Purchase Plan"), which was subsequently approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders. The Purchase Plan allows employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the market value per share on either: (a) the date of grant of a purchase right under the Purchase Plan; or (b) the date on which such purchase right is deemed exercised, whichever is lower.

As of March 31, 2016, an aggregate of 300,000 shares of common stock were reserved for issuance under the Purchase Plan, of which 0 shares of common stock have been issued.

Note 10.    Income Taxes

The Company recorded income tax expense of $53,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (5.6)% and (35.8)% for the three months ended March 31, 2016 and 2015, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

JetPay, LLC is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax.

As of December 31, 2015, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $15.1 million available to offset future taxable income. These NOLs, if not utilized, expire at various times through 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $380,000 in the three months ended March 31, 2016, with a total valuation allowance of $7.4 million at March 31, 2016, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. JetPay, LLC has received correspondence from Merrick of its intention to seek recovery for all unrecovered chargebacks and related costs, but JetPay, LLC is currently not a party to any litigation from Merrick regarding this matter. Merrick and JetPay, LLC have entered into a forbearance agreement pertaining to the Direct Air chargeback issue. The Direct Air situation has also caused other unexpected expenses, such as higher professional fees. Additionally, pursuant to the terms of its agreement with Merrick, Merrick has forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. Merrick continues to hold approximately $4.4 million of total reserves related to the Direct Air matter as of March 31, 2016. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves are recorded in Other assets.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES, (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.3 million. The Company does not believe it has a responsibility to reimburse Merrick for these legal fees and intends to vigorously dispute these charges. Accordingly, the Company has not recorded an accrual for these legal fees as of March 31, 2016.

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

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. While the Company believes that the basis of the suit regarding JetPay, LLC is groundless and while it intends to defend it vigorously, the Company maintains an accrual of $200,000 for any potential loss settlement related to this matter as of March 31, 2016.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the basis of the suit regarding JetPay, ADC, and PTFS is groundless and has turned the matter over to the Company’s insurance carrier who intends to defend the suit vigorously. The Company’s is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of March 31, 2016.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of ADC. The rent is currently approximately $45,163 per month with annual 4% increases, on a net basis. The office lease has an initial 10-year term expiring May 31, 2016. Rent expense under this lease was $129,140 for each of the three months ended March 31, 2016 and 2015. We are currently evaluating our future space needs and reviewing several alternatives, including a possible extension or amendment to our expiring lease.

JetPay Payment Services retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease which expired on January 31, 2016 were commercial. Occupancy continues on a month-to-month basis. Rent expense was $23,000 and $9,000 for the three months ended March 31, 2016 and 2015, respectively.

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

In connection with the closing of the JetPay, LLC acquisition, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $29,000 for each of the three months ended March 31, 2016 and 2015. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369. On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $5,000 and $105,000 for the three months ended March 31, 2016 and 2015, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2016, as extended, and bears interest at an annual rate of 4% with interest expense of $4,850 recorded for each of the three months ended March 31, 2016 and 2015. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

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

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of ADC, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bears interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000, with the first paid on May 6, 2016 and the second due on May 6, 2017. Interest expense related to this promissory note was $3,600 for the three months ended March 31, 2016. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPAs”) with each of certain investors, including Bipin C. Shah, its Chairman and Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. See Note 9. Stockholders’ Equity.

On January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chief Executive Officer, Jonathan Lubert, a Director of the Company, and an affiliate of Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). Amounts outstanding under the Promissory Notes accrue interest at a rate of 12% per annum and carry a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. Interest expense related to the Promissory Notes was $49,000 for the three months ended March 31, 2016. The notes mature on the earlier of July 31, 2016, as extended, or the occurrence of an event of a default that is not properly cured or waived. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral to replace a maturing letter of credit in favor of Wells Fargo Bank, N.A., the Company’s debit and credit card processing operations primary sponsoring bank.

On April 11, 2016, the Company entered into Consent to Amendment of Promissory Note letter agreements with each of Messrs. Bipin C. Shah, Jonathan Lubert, and an affiliate of Flexpoint to extend until July 31, 2016 the maturity dates of the Promissory Notes.

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

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was not material through March 31, 2016 and 2015, and accordingly was included in Corporate in the tables below.

	For the Three Months Ended March 31, 2016
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$7,333	$4,295	$15	$11,643
Cost of processing revenues	5,291	2,070	39	7,400
Selling, general and administrative expenses	1,703	1,319	785	3,807
Change in fair value of contingent consideration liability	-	-	46	46
Amortization of intangibles and depreciation	571	339	2	912
Other expenses	151	73	206	430
(Loss) income before income taxes	$(383)	$494	$(1,063)	$(952)

Total property and equipment, net	$1,398	$512	$33	$1,943
Property and equipment additions	$119	$24	$-	$143
Intangible assets and goodwill	$47,383	$17,474	$-	$64,857
Total segment assets	$78,250	$90,252	$1,017	$169,519

	For the Three Months Ended March 31, 2015
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$7,088	$3,747	$9	$10,844
Cost of processing revenues	4,529	1,897	30	6,456
Selling, general and administrative expenses	1,752	1,147	483	3,382
Change in fair value of contingent consideration liability	-	-	11	11
Amortization of intangibles and depreciation	531	345	1	877
Other expenses	99	63	118	280
Income (loss) before income taxes	$177	$295	$(634)	$(162)

Total property and equipment, net	$640	$548	$37	$1,225
Property and equipment additions	$75	$39	$1	$115
Intangible assets and goodwill	$49,310	$18,574	$-	$67,884
Total segment assets	$74,457	$80,202	$2,506	$157,165

Note 14.    Subsequent Events

On April 11, 2016, the Company entered into Consent to Amendment of Promissory Note letter agreements with each of Messrs. Bipin C. Shah, Jonathan Lubert, and an affiliate of Flexpoint to extend until July 31, 2016 the maturity dates of the Promissory Notes.

On May 5, 2016, Diane (Vogt) Faro was elected by the Board of Directors (“Board”) to replace Bipin C. Shah as Chief Executive Officer of the Company, effective immediately. Mr. Shah agreed to continue to serve as the Chairman and a member of the Board. Commencing on May 5, 2016, Ms. Faro entered into an executive employment agreement (the “Agreement”) which has an initial term of two years and contains an obligation to make certain payments to Ms. Faro for a one year period should her employment be terminated by the Company other than for cause as defined in the Agreement during the term of the agreement. The Agreement also provides Ms. Faro an initial base salary of $400,000 (increasing to $450,000 on the first anniversary of her employment); eligibility to receive an annual cash bonus of up to 50% of her base salary as of the end of the calendar year to which such bonus relates (which shall be pro-rated for the 2016 calendar year), as determined in the sole discretion of the Board; a grant of 250,000 options as per the terms of the Company’s 2013 Stock Incentive Plan to purchase shares of the Company’s common stock at an exercise price of $2.48 per share vesting ratably on a daily basis over a two year period; and eligibility to participate in all Company employee benefit plans on the same terms as similarly situated employees of the Company.

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

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, including through JetPay Card Services, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate JetPay Payment Services, JetPay Strategic Partners and JetPay Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

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

Expenses

JetPay Payroll Services’ most significant costs of processing revenues are its payroll and related expenses, costs of third party service providers, and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers and payrolls processed, but tending to grow with inflation. JetPay Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following tables represent a comparison of the results of our operations for the three month periods ended March 31, 2016 and March 31, 2015 (in thousands):

	For the Three Months Ended March 31, 2016
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$11,643	$15	$4,295	$7,333
Cost of processing revenues	7,400	39	2,070	5,291
Gross profit (loss)	4,243	(24)	2,225	2,042
Selling, general, and administrative expenses	3,807	785	1,319	1,703
Change in fair value of contingent consideration liability	46	46	-	-
Amortization of intangibles	733	-	259	474
Depreciation	179	2	80	97
Operating (loss) income	(522)	(857)	567	(232)
Interest expense	253	34	66	153
Amortization of deferred financing, debt discounts, and conversion options	179	172	7	-
Other income	(2)	-	-	(2)
(Loss) income before taxes	(952)	(1,063)	494	(383)
Income tax expense	53	-	12	41
Net (loss) income	(1,005)	(1,063)	482	(424)
Accretion of convertible preferred stock	(1,414)	(1,414)	-	-
Net (loss) income applicable to common stockholders	$(2,419)	$(2,477)	$482	$(424)

	For the Three Months Ended March 31, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$10,844	$9	$3,747	$7,088
Cost of processing revenues	6,456	30	1,897	4,529
Gross profit (loss)	4,388	(21)	1,850	2,559
Selling, general, and administrative expenses	3,382	483	1,147	1,752
Change in fair value of contingent consideration liability	11	11	-	-
Amortization of intangibles	768	-	280	488
Depreciation	109	1	65	43
Operating income (loss)	118	(516)	358	276
Interest expense	197	34	63	100
Amortization of deferred financing, debt discounts, and conversion options	84	84	-	-
Other income	(1)	-	-	(1)
(Loss) income before taxes	(162)	(634)	295	177
Income tax expense	58	-	20	38
Net (loss) income	(220)	(634)	275	139
Accretion of convertible preferred stock	(1,216)	(1,216)	-	-
Net (loss) income applicable to common stockholders	$(1,436)	$(1,850)	$275	$139

Revenues

Revenues were $11.6 million and $10.8 million for the three months ended March 31, 2016 and 2015, respectively. Overall revenues increased $799,000, or 7.4%, in 2016 as compared to 2015. Of the $11.6 million of revenues for the three months ended March 31, 2016, $4.3 million, or 36.9%, was generated from our JetPay HR and Payroll Segment and $7.3 million, or 63.1%, from our JetPay Payment Processing Segment. Of the $10.8 million of revenues for the three months ended March 31, 2015, $3.7 million, or 34.6%, was generated from our JetPay HR and Payroll Segment and $7.1 million, or 65.4%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $245,000, or 3.5%, for the three months ended March 31, 2016 as compared to 2015. Revenues for our JetPay Strategic Partners’ operation, acquired in 2014, increased $340,000, or 23.2%, for the three months ended March 31, 2016 as compared to 2015 and our Texas based JetPay Payment Services operation’s revenues decreased $95,000, or 1.7%, in the first quarter of 2016 as compared to the same period in 2015. The most significant changes within our Texas based JetPay Payment Services’ operations were a decrease in our front-end processing only revenues of $280,000, partially offset by an increase of $83,000 in our third party ISO, VAR and ISV business and an increase of $101,000, in direct merchant services revenues.

JetPay HR and Payroll Segment’s revenues increased $548,000, or 14.6%, for the three months ended March 31, 2016 as compared to the same period in 2015. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015. Growth in our new HR related services was approximately $515,000, or 94% of our JetPay HR and Payroll Segment’s revenue growth in the three months ended March 31, 2016.

Cost of Processing Revenues

Cost of revenues were $7.4 million, or 63.6% of revenues, and $6.5 million, or 59.5% of revenues, for the three months ended March 31, 2016 and 2015, respectively. Of the $7.4 million cost of revenues for the three months ended March 31, 2016, $2.1 million, or 28.0%, related to our HR and Payroll Segment and $5.3 million, or 72.0%, related to our Payment Processing Segment. Of the $6.5 million cost of revenues for the three months ended March 31, 2015, $1.9 million, or 29.4%, related to our HR and Payroll Segment and $4.5 million, or 70.2%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $4.5 million, or 63.9% of revenues in 2015 to $5.3 million, or 72.2% of revenues in 2016, an increase of $762,000 or 16.8%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, as well as the decrease in front-end processing only revenues and increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Processing Segment decreased from 36.1% in 2015 to 27.8% in 2016 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin ISO revenues, combined with the continued investments made in technology professionals.

The cost of processing revenues within our HR and Payroll Segment increased $173,000, decreasing as a percentage of revenues from 50.6% in 2015 to 48.2% in 2016 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this decrease in cost of processing revenues was an increase in gross profit margin within our Payroll Segment from 49.4% in 2015 to 51.8% in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.8 million, or 32.7% of revenues, for the three months ended March 31, 2016 as compared to $3.4 million, or 31.2% of revenues, for the same period in 2015.

SG&A expenses within the Payment Processing Segment decreased slightly from $1.8 million or 24.7% of revenues in 2015, to $1.7 million, or 23.2% of revenues in 2016. This decrease was largely the result of a decrease in legal, recruiting and other professional costs, partially offset by the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within the HR and Payroll Segment increased from $1.1 million in 2015 to $1.3 million in 2016, an increase of approximately $172,000, or 15.0%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $785,000 for the three months ended March 31, 2016, including the benefit of $450,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $483,000 in the same period of 2015, including $450,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended March 31, 2016 included $420,000 of costs related to the pending CSI acquisition. SG&A expenses for the three months ended March 31, 2016 also included non-cash stock-based compensation expense of $72,000 as compared to $78,000 in 2015. The SG&A expenses of the HR and Payroll Segment include $90,000 of corporate allocated costs in the three months ended March 31, 2016 and 2015, and the Payment Processing Segment includes $360,000 of Corporate allocated costs in the first quarter of 2016 and 2015, with an offsetting reduction in corporate SG&A expenses of $450,000 for the three months ended March 31, 2016 and 2015.

Depreciation and Amortization

Depreciation and amortization totaled $912,000 and $877,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily related to increased depreciation expense on 2015 and first quarter 2016 capital expenditures.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 was $253,000 and $197,000, respectively. The increase in interest expense in 2016 was primarily related to the FNB revolver and the Antich promissory note, both entered into in May 2015, and the Promissory Notes issued to related parties in January 2016.

Income Taxes

The Company recorded income tax expense of $53,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (5.6)% and (35.8)% for the three months ended March 31, 2016 and 2015, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $6.1 million at March 31, 2016, excluding $2.1 million of cash deposited into restricted cash accounts. Cash and cash equivalents also excludes $4.4 million of cash reserves, or the “Merrick Cash Reserve”, held by Merrick, JetPay Payment Services’ former sponsor bank, which is specifically related to the Direct Air matter. The Merrick Cash Reserve of $4.4 million at both March 31, 2016 and December 31, 2015, is recorded as non-current assets under the caption “Other Assets”. While we continue to defend the potential obligation related to the chargeback claims there can be no assurance as to the timing of the release of this cash reserve. See also Part II, Item 1. Legal Proceedings. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 25% and 23% at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had a working capital deficit, excluding funds held for clients and client funds obligations, of approximately $4.2 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, equity investments and borrowings. Additionally, we will require approximately $4.2 million to cover our interest and principal payments on our existing debt for the twelve months ending March 31, 2017, and $1.2 million of deferred consideration paid to the previous unitholders of ACI on April 10, 2016. As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million, 20,000 shares on November 7, 2014 for $6.0 million, and 33,333 shares on December 28, 2014 for $10.0 million. We have an agreement to potentially sell up to an additional $12.6 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Preferred to Wellington for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional $13.45 million of convertible preferred stock, if sold, will be used principally as consideration for future acquisitions. Additionally, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs. If the Company is unable to raise additional capital through additional equity investments or borrowing, it may need to limit its level of capital expenditures and future growth plans.

Capital expenditures were $143,000 and $115,000 for the three months ended March 31, 2016 and 2015, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay Payroll Services, at approximately $1.0 million to $1.2 million for the remainder of 2016, principally related to technology improvements. We intend to finance a portion of these capital expenditures with proceeds from possible new loans and capital lease obligations. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we will need to raise additional capital through loans, sales of Series A Preferred or Series A-1 Preferred, or additional equity investments. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to limit our acquisition growth plans or delay certain technology capital improvements.

Debt Capitalization and Other Financing Arrangements

At March 31, 2016, we had borrowings of approximately $18.0 million net of an unamortized valuation discount totaling $340,000 relating to the WLES Note, as defined below. We also had a letter of credit outstanding at March 31, 2016 of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at December 31, 2015 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A. The letter of credit, which matured in January 2016, was replaced with a cash deposit from the proceeds of the Promissory Notes entered into with related parties, as discussed further below.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with First National Bank (“FNB”), as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the loan accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The principal balance of this term loan was $4.82 million at March 31, 2016. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide FNB with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of March 31, 2016.

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

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, ACI and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Strategic Partners for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Strategic Partners with a value of approximately $3.7 million on the date of acquisition. The JetPay Strategic Partners’ unitholders were entitled to receive additional cash consideration of $2.4 million, $1.2 million of which was paid on April 10, 2015 and $1.2 million of which was paid on April 10, 2016, and are entitled to earn up to an additional $500,000 based on the net revenues of JetPay Strategic Partners for the twelve month periods ending October 31, 2015 and 2016, of which $186,000 was paid to the previous unitholders of ACI in February 2016. In order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, JetPay Strategic Partners, as borrower, and the Company and ADC, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with FNB with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167 beginning in November 2015. The principal balance of this term loan was $7.0 million at March 31, 2016. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement. Additionally, in order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, on November 7, 2014, the Company issued 20,000 shares of Series A Preferred to Flexpoint for an aggregate of $6.0 million.

On May 6, 2015, ADC and PTFS, as borrowers, along with JetPay Corporation, ACI, and JetPay, LLC, collectively as loan parties, entered into a First Amendment and Joinder Agreement to the Loan and Security Agreement dated December 28, 2012 and a Revolving Credit Note (the “Revolving Note”) dated May 6, 2015 with FNB, as the lender. The Note provides a $1.0 million revolving credit facility that matures on May 6, 2017 and that accrues interest at the rate of the Wall Street Journal Prime rate plus 1.00%, with a floor of 4.25%. The Note is guaranteed by the borrowers and loan parties and is secured by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC. The amended Loan and Security Agreement retains the affirmative and negative covenants included in the original December 28, 2012 loan agreement, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. Certain of these affirmative and negative covenants encompass JetPay, LLC under a negative pledge obligation should the stock of JetPay, LLC be subject to a lien by a third party. On May 6, 2015, the proceeds of the $1.0 million Revolving Note, along with $650,000 of current cash and cash equivalents, were used to partially fund a $2.0 million deferred consideration liability due to the stockholders of ADC. The principal balance of this revolving note was $1.0 million at March 31, 2016.

On January 15, 2016, we entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chief Executive Officer, Jonathan Lubert, a Director of the Company, and an affiliate of Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). Amounts outstanding under the Promissory Notes accrue interest at a rate of 12% per annum and carry a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. The notes mature on the earlier of July 31, 2016, as extended, or the occurrence of an event of a default that is not properly cured or waived. On April 11, 2016, the Company entered into Consent to Amendment of Promissory Note letter agreements with each of Messrs. Shah and Lubert, and an affiliate of Flexpoint to extend until July 31, 2016 the maturity dates of the Promissory Notes. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral recorded as restricted cash to replace the $1.9 million letter of credit in favor of Wells Fargo Bank, N.A. We are currently working with several financial institutions to secure a new $1.9 million letter of credit at which time the restricted cash reserves would be released to repay the Promissory Notes. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms. If a letter of credit cannot be obtained, the current Promissory Notes may need to be further extended at unfavorable terms or other debt instruments may have to be pursued on unfavorable terms.

Our ongoing ability to comply with the debt covenants under our credit arrangements and to refinance our debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the FNB covenants in the future, we will need to obtain amendments or waivers from FNB. In the event that non-compliance with the debt covenants should occur in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

At December 28, 2012, in connection with securing certain debt financing to consummate the Completed Transactions, we incurred a total of $4,393,000 in financing costs that have been capitalized and will be amortized over the life of the related debt instruments using the effective interest method beginning in 2013. Of the total deferred financing costs, $4,370,000 related to certain of our founding stockholders agreeing to sell at cost 832,698 shares of our common stock that they acquired prior to our initial public offering to certain of the Note Investors with respect to the Notes. In accordance with SEC Staff Accounting Bulletin (“SAB”) 79 amended by SAB 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder, we recorded a $4.37 million stock-based deferred financing cost with a credit to additional paid-in capital at December 28, 2012 for the fair value of the 832,698 shares transferred under this arrangement ($5.25 per share on December 28, 2012). This $4.37 million deferred financing cost was completely amortized as of December 31, 2014. Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, in connection with the January 2016 Promissory Notes to related parties, we incurred $95,000 of deferred financing fees. Unamortized deferred financing costs were $92,000 at March 31, 2016.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of March 31, 2016 consisted of an outstanding letter of credit issued by JetPay in the amount of $100,000 which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2016, excluding fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt and capital lease obligations (1)	$18,332	$5,341	$8,801	$3,461	$729
Minimum operating lease payments	635	343	292	-	-
Total	$18,967	$5,684	$9,093	$3,461	$729

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $835,000.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $1.5 million for the three months ended March 31, 2016. Cash provided by operating activities in this period was primarily due to a net loss of $1.0 million, a net increase in settlement processing assets and liabilities of $267,000, and a decrease in deferred revenue of $262,000, all offset by a decrease in accounts receivable of $1.0 million, a decrease in prepaid expenses and other assets of $95,000, an increase in accounts payable and accrued expenses of $702,000, non-cash depreciation and amortization relating to fixed assets, intangible assets, deferred financing fees and debt discounts and conversion options of $1.09 million, stock based compensation expenses of $72,000, and change in fair value of contingent consideration liability of $46,000.

Net cash provided by operating activities totaled $1.2 million for the three months ended March 31, 2015. Cash provided by operating activities in this period was primarily due to a net loss of $220,000, a net decrease in settlement processing assets and liabilities of $264,000, a decrease in deferred revenue of $236,000, and a decrease in accounts payable and accrued expenses of $147,000; all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets, deferred financing fees and debt discounts and conversion options of $961,000, a decrease in accounts receivable of $988,000, and a decrease in prepaid expenses and other current assets of $100,000.

Investing Activities. Cash used in investing activities totaled $20.2 million for the three months ended March 31, 2016, including an increase of $20.1 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $143,000.

Cash used in investing activities totaled $16.9 million for the three months ended March 31, 2015, including an increase of $16.8 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $115,000.

Financing Activities. Cash provided by financing activities totaled $19.2 million for the three months ended March 31, 2016, which included an increase of $20.1 million in client fund obligations, proceeds from notes payable of $1.95 million, and proceeds from issuance of common stock, net of issuance costs, of $71,000, all partially offset by $699,000 of cash used for routine payments on long-term debt, an increase in restricted cash reserves of $1.9 million, payment of deferred acquisition consideration of $186,000, and deferred financing fees associated with new borrowings of $95,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended March 31, 2016 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11. Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into a Common Stock SPA with certain investors on January 22, 2016, pursuant to which the Company received aggregate proceeds of $100,000 and issued an aggregate of 37,037 shares of Common Stock. Based upon certain representations the investors made in the Common Stock SPA, the issuance of the Common Stock was consummated in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended. There were no underwriters employed in connection with the transaction set forth in this Item 2.

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

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:  May 13, 2016

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

