Form 10-Q
period 2016-06-30
JetPay Corp
filed 2016-08-15
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Yes ☐   No ☒

As of August 11, 2016, there were 17,682,903 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,442	$5,594
Restricted cash	2,146	226
Accounts receivable, less allowance for doubtful accounts	2,650	3,123
Settlement processing assets	28,777	18,460
Prepaid expenses and other current assets	5,401	871
Current assets before funds held for clients	43,416	28,274
Funds held for clients	47,274	48,335
Total current assets	90,690	76,609
Property and equipment, net	2,084	1,979
Goodwill	48,994	41,760
Identifiable intangible assets, net of accumulated amortization of $9,194 at June 30, 2016 and $7,682 at December 31, 2015	27,285	23,830
Deferred financing costs, net of accumulated amortization of $4,539 at June 30, 2016 and $4,421 at December 31, 2015	82	88
Other assets	134	4,523
Total assets	$169,269	$148,789

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,121	$3,411
Accounts payable and accrued expenses	11,336	8,661
Settlement processing liabilities	27,418	17,488
Deferred revenue	294	558
Other current liabilities	7,131	1,387
Current liabilities before client fund obligations	52,300	31,505
Client fund obligations	47,274	48,335
Total current liabilities	99,574	79,840
Long-term debt and capital lease obligations, net of current portion	12,178	13,286
Deferred income taxes	512	250
Other liabilities	1,154	424
Total liabilities	113,418	93,800

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 97,498 shares issued and outstanding at June 30, 2016 and December 31, 2015 (liquidation preference of $58,500 at June 30, 2016)	37,407	34,540

Common Stock, subject to possible redemption (1,625,000 shares at June 30, 2016)	3,520	-

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 97,498 shares of Series A and Series A-1 redeemable convertible preferred stock at June 30, 2016 and December 31, 2015)	-	-
Common stock, $0.001 par value Authorized 100,000,000 shares; 17,660,027 and 14,372,990 issued and outstanding at June 30, 2016 and December 31, 2015, respectively (which includes 1,625,000 shares subject to possible redemption at June 30, 2016)	18	14
Additional paid-in capital	41,849	40,807
Accumulated deficit	(26,943)	(20,372)
Total Stockholders’ Equity	14,924	20,449
Total Liabilities and Stockholders’ Equity	$169,269	$148,789

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended June 30,
	2016	2015

Processing revenues	$12,212	$10,566
Cost of processing revenues	8,306	6,520

Gross profit	3,906	4,046

Selling, general and administrative expenses	3,774	3,194
Settlement of legal matter	6,140	-
Change in fair value of contingent consideration liability	(216)	26
Amortization of intangibles	779	767
Depreciation	188	115

Operating loss	(6,759)	(56)

Other expenses (income)
Interest expense	258	206
Amortization of deferred financing costs	27	11
Amortization of debt discounts and conversion options	50	81
Other income	(1)	(2)

Loss before income taxes	(7,093)	(352)

Income tax (benefit) expense	(1,527)	43

Net loss	(5,566)	(395)
Accretion of convertible preferred stock	(1,453)	(1,249)

Net loss applicable to common stockholders	$(7,019)	$(1,644)

Basic and diluted loss per share applicable to common stockholders	$(0.45)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	15,445,741	13,867,990

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Six Months Ended June 30,
	2016	2015

Processing revenues	$23,855	$21,410
Cost of processing revenues	15,706	12,976

Gross profit	8,149	8,434

Selling, general and administrative expenses	7,581	6,576
Settlement of legal matter	6,140	-
Change in fair value of contingent consideration liability	(170)	37
Amortization of intangibles	1,512	1,535
Depreciation	367	224

Operating (loss) income	(7,281)	62

Other expenses (income)
Interest expense	511	403
Amortization of deferred financing costs	118	17
Amortization of debt discounts and conversion options	138	159
Other income	(3)	(3)

Loss before income taxes	(8,045)	(514)

Income tax (benefit) expense	(1,474)	101

Net loss	(6,571)	(615)
Accretion of convertible preferred stock	(2,867)	(2,465)

Net loss applicable to common stockholders	$(9,438)	$(3,080)

Basic and diluted loss per share applicable to common stockholders	$(0.63)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	14,923,611	13,865,918

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2015	14,372,990	$14	$40,807	$(20,372)	$20,449

Common stock issued for cash, net of issuance costs	37,037	-	64	-	64
Common stock issued for acquisition	3,250,000	4	3,517	-	3,521
Stock purchase rights issued for acquisition	-	-	152		152
Employee stock purchase plan expense	-	-	12	-	12
Stock-based compensation expense	-	-	164	-	164
Accretion of convertible preferred stock to redemption value	-	-	(2,867)	-	(2,867)
Net loss	-	-	-	(6,571)	(6,571)
Balance at June 30, 2016	17,660,027	$18	$41,849	$(26,943)	$14,924

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(6,571)	$(615)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	367	224
Stock-based compensation	164	142
Employee stock purchase plan expense	12	-
Common stock issued as compensation	-	79
Amortization of intangibles	1,512	1,535
Amortization of deferred financing costs	118	17
Amortization of debt discounts and conversion options	138	159
Change in fair value of contingent consideration liability	(170)	37
Loss on disposal of software	30	-
Deferred income taxes	(1,602)	-
Change in operating assets and liabilities:
Restricted cash	(20)	1,155
Accounts receivable	1,010	735
Settlement processing assets and obligations, net	248	(85)
Prepaid expenses and other current assets	(4,411)	227
Other assets	4,389	(45)
Deferred revenue	(264)	(222)
Accounts payable, accrued expenses and other liabilities	6,745	(621)
Net cash provided by operating activities	1,695	2,722

Investing Activities
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	1,061	6,467
Cash acquired in acquisition	519	-
Purchase of property and equipment	(305)	(293)
Investment in acquired technology	(87)	-
Proceeds on sale of property and equipment	-	8
Net cash provided by investing activities	1,188	6,182

Financing Activities
Payments on long-term debt and capital lease obligations	(1,610)	(678)
Proceeds from issuance of common stock, net of issuance costs	64	-
Proceeds from promissory note payables	1,970	1,000
Restricted cash reserve	(1,900)	-
Payment of deferred financing fees associated with new borrowings	(112)	(40)
Payment of deferred and contingent acquisition consideration	(1,386)	(2,850)
Net decrease in client funds obligations	(1,061)	(6,467)
Net cash used in financing activities	(4,035)	(9,035)

Net decrease in cash and cash equivalents	(1,152)	(131)

Cash and cash equivalents, beginning	5,594	5,359
Cash and cash equivalents, ending	$4,442	$5,228

Supplement disclosure of cash flow information:
Cash paid for interest	$443	$634
Cash paid for taxes	$216	$160

Summary of non-cash investing and financing activities:
Fair value of assets acquired	$23,969	$-
Fair value of company stock issued	$(7,040)	$-
Fair value of contingent consideration	$(1,975)	$-
Fair value of private stock purchase rights	$(153)	$-
Fair value of deferred consideration	$(143)	$-
Fair value of liabilities assumed	$14,658	$-

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2016.

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

The Company currently operates in two business segments: the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions, with a focus on those processing internet transactions and recurring billings as well as traditional retailers and service providers; and the JetPay HR and Payroll Segment, which provides human capital management (“HCM”) services; including full-service payroll and related payroll tax payment processing, time and attendance, HR services, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Company, through its business unit, JetPay Card Services, also provides low-cost money management and payment services to un-banked and under-banked employees of its business customers as well as other consumers. The activity within JetPay Card Services was not material for the year ended December 31, 2015 and the three and six months ended June 30, 2016. The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (“JetPay, LLC” or “JetPay Payment Services”), and AD Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Completed Transactions”). Additionally, on November 7, 2014, the Company acquired ACI Merchant Systems, LLC (“ACI” or “JetPay Strategic Partners”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. Finally, on June 2, 2016, the Company acquired CollectorSolutions, Inc. (“CSI”), a payment processor specializing in the processing of payments in the government and utilities channels.

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next twelve months ending June 30, 2017 include, but are not limited to: principal and interest payments on long-term debt and capital lease obligations of approximately $5.1 million, and principal and interest payments of approximately $690,000 related to certain notes related to the Merrick Settlement (as defined below). The Company also has a requirement as part of the Merrick Settlement to pay Merrick $5.0 million under a note agreement through the sale of WLES escrowed shares (as defined below). There is no assurance that the Company will sell the escrowed shares at a price great enough to satisfy this $5.0 million note to Merrick on January 11, 2017. In addition to the long-term debt noted above, on January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s then Chief Executive Officer, Jonathan Lubert, a Director of the Company, and an affiliate of Flexpoint Ford, LLC (“Flexpoint”), in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”), with the proceeds used as cash collateral to replace a maturing letter of credit in favor of Wells Fargo Bank, N.A., the Company’s debit and credit card processing operations primary sponsoring bank. The Company is currently working to replace this cash collateral with a new letter of credit and pay off the Promissory Notes, which as amended on July 27, 2016 have a maturity date of September 30, 2016.

The Company expects to fund its cash needs for the next twelve months, including debt service requirements, capital required for capital expenditures and possible future acquisitions, with cash flow from its operating activities, equity investments, including additional sale of Preferred stock, and borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs, and has an agreement to potentially sell an additional $10.1 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional combined $10.95 million of convertible preferred stock, if sold, will be principally used as partial consideration for capital expenditures, future acquisitions, and other operating needs. Additionally, as disclosed in Note 9. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

In the past, the Company has been successful in obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund the Company’s current debt service needs, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company will need to raise additional capital through loans, sales of Series A Preferred or Series A-1 Preferred, or additional equity investments. The Company is investigating the capital markets for sources of funding, which could take the form of additional debt, restructuring of our current debt, or additional equity financing. While successful in the past, the Company cannot provide any assurance that it will be successful in securing new financing, restructuring our current debt, or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans, and even dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Note 3.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CSI pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, a Delaware limited liability company and wholly-owned subsidiary of JetPay (“Merger Sub One”), CSI Acquisition Sub Two, LLC, a Delaware limited liability company and wholly-owned subsidiary of Merger Sub One (“Merger Sub Two”), CSI and Gene M. Valentino, an individual, in his capacity as representative of the shareholders of CSI. Pursuant to the terms of the Merger Agreement, CSI first merged with and into Merger Sub Two, with Merger Sub Two surviving the merger as the indirect, wholly-owned subsidiary of JetPay. Merger Sub Two then merged with and into Merger Sub One, with Merger Sub One surviving the merger as CollectorSolutions, LLC (“CSI LLC”), the direct, wholly-owned subsidiary of JetPay.

As consideration for the acquisition, the Company issued 3.25 million shares of common stock to the stockholders of CSI and assumed approximately $1.0 million of CSI indebtedness. The 3.25 million shares of common stock, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CSI and (ii) 500,000 shares placed in escrow at closing which will be released or cancelled contingent upon CSI LLC achieving certain gross profit performance targets in 2016 and 2017. CSI’s stockholders will also be entitled to receive warrants to purchase up to 500,000 shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon CSI LLC achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $1,728,000 at June 30, 2016. See Note 4. Summary of Critical Accounting Policies. Additionally, in connection with the acquisition, certain executives of CSI were provided the right to purchase through a private placement, within twelve months after closing, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the volume-weighted average closing price of the stock of the Company for the twenty consecutive trading days ending three trading days prior to closing. This stock purchase right was valued at $152,000 utilizing a Black-Sholes option pricing model and is recoded as Additional Paid-In Capital at the date of acquisition. Lastly, the Company granted to each CSI shareholder a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by each CSI shareholder if Flexpoint exercises in full its right to have the Company redeem its entire Series A Preferred Stock investment. In a buyback of up to 50% of the shares issued to CSI shareholders, the Company would purchase each share of common stock issued for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Within the Transaction, 50% of the common stock issuance features certain redemption rights that are considered by the Company as outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2016, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity section of the Consolidated Balance Sheet. The acquisition of CSI provides the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through CSI’s highly configurable payment gateway, secures debit, credit, and e-check processing volumes, as well as providing a base operation to sell the Company’s payroll and human capital management and payroll tax processing services, payment services, and prepaid card services to CSI’s customer base.

The fair value of the identifiable assets acquired and liabilities assumed in the CSI acquisition as of the acquisition date include: (i) $519,000 of cash, (ii) $537,000 for accounts receivable; (iii) $119,000 for prepaid expenses and other assets; (iv) $10.6 million for settlement processing assets; (v) $93,000 for fixed assets; (vi) the assumption of $14.7 million of liabilities, including $9.95 million of settlement processing obligations and approximately $1.0 million of long term debt; and (vii) the remainder, or approximately $12.0 million, allocated to goodwill and other identifiable intangible assets. Within the $12.0 million of acquired intangible assets, $7.2 million was assigned to goodwill, which is not subject to amortization expense under U.S. GAAP. The company does not expect to deduct for tax purposes the goodwill related to the CSI acquisition. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of CSI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll and processing and prepaid card services to CSI’s customer base as well as offering merchant credit card processing services to the Company’s payroll and human capital management customer base. The remaining intangible assets were assigned to customer relationships for $4.1 million, software costs of $710,000, and tradename for $70,000. The Company determined that the fair value of non-compete agreements were immaterial. Customer relationships, software costs, and trade name were assigned a life of 12 years, 19 months, and 7 months, respectively.

Assets acquired and liabilities assumed in the CSI acquisition were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations of the business acquired by the Company have been included in the Statements of Operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

The allocation of the CSI purchase price and the estimated fair market values of the CSI assets acquired and liabilities assumed are shown below (in thousands):

Cash	$519
Accounts receivable	537
Settlement processing assets	10,587
Prepaid expenses and other assets	119
Property and equipment, net	93
Goodwill	7,234
Identifiable intangible assets	4,880
Total assets acquired	23,969

Accounts payable and accrued expenses	1,794
Settlement processing obligations	9,951
Long term debt	1,049
Long term deferred tax liability	1,864
Total liabilities assumed	14,658
Net assets acquired	$9,311

Unaudited pro forma results of operations for the three and six months ended June 30, 2016 and 2015, as if the Company and CSI had been combined on January 1, 2015, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	(In thousands, except per share information)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$15,144	$14,492	$31,529	$29,555
Operating (loss) income	(6,717)	214	(7,042)	594
Net (loss) income	(5,533)	1,453	(6,358)	1,473
Net (loss) income applicable to common stockholders	(6,986)	204	(9,225)	(992)
Net (loss) income per share applicable to common stockholders	$(0.40)	$0.01	$(0.52)	$(0.06)

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Third Party clients. Third Party clients include Independent Sales Organizations (“ISOs”), Value Added Resellers (“VARs”), Independent Software Vendors (“ISVs”), and Financial Institutions (“FIs”). The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of merchant contracts or contracts with Third Parties for whom it processes credit and debit card transactions for the Third Parties’ merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Under the majority of the Company’s sales arrangements, the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. In all of the above instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and Third Party merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers. In the case of CSI, we are in essence functioning as the merchant of record and have the primary responsibility for the fulfillment of the processing services that our clients purchase, and we are responsible for providing end-to-end payment processing services. Our CSI clients contract with us for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, CSI is the primary obligor in these transactions and is solely responsible for all processing costs including interchange fees. Further, we set prices as we deem reasonable for each merchant. The gross fees we collect are intended to cover the interchange, assessments, and other processing fees and include our margin on the transactions processed. For these reasons, we are the principal in the contractual relationship with our customers and therefore we record our revenues, including interchange and assessments, on a gross basis. Revenues charged at CSI include interchange fees of $584,823 for the three months ended June 30, 2016. Other fees assessed by CSI to certain customers and remitted to partner entities for web and IVR supporting services provided by CSI’s partner entities are presented on a net basis. We follow the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Revenues from the Company’s payroll and human capital management processing operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted from 1 to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, JetPay, LLC must bear the credit risk for the full amount of the transaction. JetPay, LLC evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. JetPay, LLC believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $311,000 and $306,000 were recorded as of June 30, 2016 and December 31, 2015.

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

Timing differences in processing credit and debit card and ACH transactions, as described above, interchange expense collection, merchant reserves, sponsoring bank reserves, and exception items result in settlement processing assets and obligations. Settlement processing assets consist primarily of our portion of settlement assets due from customers and receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense, our receivable from the processing bank for transactions we have funded merchants in advance of receipt of card association funding, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank for transactions for which we have received funding from the members but have not funded merchants and exception items.

Settlement assets and obligations resulting from CSI’s processing services and associated settlement activities include settlement receivables due from credit card associations and debit networks and certain cash accounts to which CSI does not have legal ownership but has the right to use the accounts to satisfy the related settlement obligations. CSI’s corresponding settlement obligations are for amounts payable to customers, net of processing fees earned by CSI. Settlement receivables and payables for credit and debit card transactions are recorded at the gross transaction amounts. The gross amounts are then processed through CSI’s settlement accounts, and CSI retains its fees for the transactions upon settlement. Settlement receivables for e-check transactions consist of only CSI’s fees for the transactions. Settlement receivables are generally collected within four (4) business days. Settlement obligations are generally paid within three (3) business days, regardless of when the related settlement receivables are collected.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, at June 30, 2016, and the effect of 839,172 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at June 30, 2016 have been excluded from the loss per share calculation for the three and six months ended June 30, 2016 in that the assumed conversion of these options would be anti-dilutive. For the three and six months ended June 30, 2015, the dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,133,300 and 616,500 shares of common stock, respectively, and the effect of 537,908 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at June 30, 2015 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,915	$-	$-	$2,915

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,296	$-	$-	$1,296

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,156	$1,251	$1,296	$1,240
Addition of CSI contingent consideration	1,975	-	1,975	-
Change in fair value of JetPay, LLC contingent cash consideration	21	-	57	-
Change in fair value of ACI contingent cash consideration	10	26	20	37
Change in fair value of CSI contingent consideration	(247)	-	(247)	-
Payment of ACI contingent cash consideration	-	-	(186)	-
Totals	$2,915	$1,277	$2,915	$1,277

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants which are approved by the Chief Financial Officer. Level 3 financial liabilities for the relevant periods consist of contingent consideration related to the JetPay, LLC, ACI and CSI acquisitions for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay, LLC acquisition date), remains unchanged at June 30, 2016 as a result of this component being recorded as equity. The fair value at June 30, 2016 of the cash-based contingent consideration, valued at $57,000, was determined using a binomial option pricing model. The following assumptions were utilized in the June 30, 2016 calculations: risk free interest rate: 0.52%; dividend yield: 0%; term of contingency of 1.50 years; and volatility: 61.7%.

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

In addition to the consideration paid upon closing of the ACI acquisition, the previous unitholders are entitled to receive up to an additional $500,000 if certain net revenue goals are achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $456,000 at December 31, 2015 and $290,000 at June 30, 2016, net of $186,000 earned and paid to the ACI previous unitholders in February 2016, based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future net revenue growth and discounting the associated cash consideration payments at their present values using a credit-risk adjusted discount rate of 16.0%. The key assumptions in applying the Monte Carlo simulation included expected net revenue growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

In addition to the consideration paid upon closing of the CSI acquisition, the previous shareholders are entitled to receive up to an additional 500,000 shares of common stock upon CSI LLC achieving certain gross profit performance targets in 2016 and 2017 and up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon CSI LLC achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition, and $1,728,000 at June 30, 2016 based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of June 30, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2016 and 2015. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 14. Subsequent Events.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 36): Measurement of Credit Losses on Financial Instruments, which provides guidance that will change the accounting for credit impairment. Under the new guidance, companies are required to measure all expected credit losses for financial instruments held at the reporting date based on historic experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposure. This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	June 30, 2016	December 31, 2015
	(in thousands)

Leasehold improvements	$417	$410
Equipment	1,481	1,194
Furniture and fixtures	305	280
Computer software	616	601
Vehicles	245	245
Assets in progress	560	422
Total property and equipment	3,624	3,152
Less: accumulated depreciation	(1,540)	(1,173)
Property and equipment, net	$2,084	$1,979

Property and equipment included $528,910 and $520,851 of computer equipment as of June 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $165,988 and $70,726 as of June 30, 2016 and December 31, 2015, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $188,000 and $115,000 for the three months ended June 30, 2016 and 2015, respectively, and $367,000 and $224,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts payable	$2,945	$1,801
ACH clearing liability	1,360	1,735
Accrued compensation	1,504	980
Accrued agent commissions	1,241	861
Related party payables	73	82
Other	4,213	3,202
Total	$11,336	$8,661

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Term loan payable to First National Bank (or “FNB”), formerly Metro Bank, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of AD Computer Corporation (“ADC”) and Payroll Tax Filing Services, Inc. (“PTFS”).	$4,497	$5,140

Term loan payable to FNB, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of ACI Merchant Systems, LLC (“ACI”).	6,667	7,292

Revolving note payable to FNB, interest rate of Wall Street Journal Prime rate plus 1.00% (4.00% as of June 30, 2016), interest payable monthly, collateralized by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC, maturing on May 6, 2017.	1,000	1,000

Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of CSI LLC.	1,069	-

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $294,858 and $384,611 at June 30, 2016 and December 31, 2015, respectively. See Note 12. Related Party Transactions.	2,037	1,947

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	492	492

Unsecured promissory note payable to stockholder, interest rate of 4% payable quarterly, note principal due in two installments of $175,000, the first paid on May 6, 2016, and the second due on May 6, 2017. See Note 12. Related Party Transactions.	175	350

Unsecured promissory notes payable to related parties, interest rate of 12% payable at maturity, note principal due July 31, 2016, as extended. See Note 12. Related Party Transactions.	1,900	-

Capital lease obligations related to computer equipment and software at JetPay, LLC, interest rates of 5.55% to 8.55%, due in monthly lease payments of $28,844 maturing in May 2017 through December 2018, collateralized by equipment.	462	474

Various other debt instruments related to vehicles at ADC.	-	2
	18,299	16,697
Less current portion	(6,121)	(3,411)
	$12,178	$13,286

The First National Bank term loan agreements require the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreements also contain certain annual financial covenants with which the Company was in compliance as of June 30, 2016.

On June 2, 2016, in connection with the closing of the CSI transaction, CSI entered into a Credit Agreement with Fifth Third Bank to obtain a $1,068,960 term loan (the “Term Loan”) and a revolving line of credit facility of $500,000 (the “Revolver”), in each case secured by all of CSI LLC’s assets. In connection with the Credit Agreement, CSI LLC entered into a promissory note, dated June 2, 2016, in respect of the Term Loan (the “Fifth Third Term Note”) and a promissory note, dated June 2, 2016, in respect of the Revolver (the “Fifth Third Revolving Note”) to refinance certain credit arrangements of CSI in place at another financial institution prior to the closing of the transaction. The Fifth Third Term Note matures on November 30, 2019 and bears interest at 4.00%. The Fifth Third Revolving Note matures on June 2, 2017 and the bears interest at a rate of 2.00% plus the LIBOR Rate for the Interest Period (as such terms are defined in the Revolving Note). The Fifth Third Term Note and the Fifth Third Revolving Note are guaranteed by the Company and contain certain customary covenants, including a financial covenant related to its fixed charge coverage ratio which the Company was in compliance as of June 30, 2016.

Maturities of long-term debt and capital lease obligations, excluding fair value and conversion option debt discounts, are as follows for the twelve months ending June 30: 2017 – $6.1 million; 2018 – $5.8 million; 2019 – $3.0 million; 2020 – $2.1 million; 2021 – $1.2 million; and $0.4 million thereafter.

Note 8.    Redeemable Convertible Preferred Stock

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to a Securities Purchase Agreement (the “Flexpoint Securities Purchase Agreement”) entered into on August 22, 2013.  Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; 33,333 shares on December 28, 2014 for $10.0 million; and 8,333 shares on August 9, 2016 for $2.5 million (see Note 14. Subsequent Events). The proceeds of the initial $10.0 million investment were used to retire the Ten Lords, Ltd. note payable of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the $1.4 million investment were used to satisfy a portion of the EarlyBirdCapital, Inc. Award (the “EBC Award”). As a result of the EBC Award, the Company was not able to satisfy one of the conditions to closing of the $1.4 million Series A Preferred purchase. Although Flexpoint agreed to waive this condition at the closing, for any subsequent closing of the Series A Preferred, the Company will need to seek a waiver of the failure of this condition from Flexpoint. The November 7, 2014 $6.0 million proceeds were used as partial consideration for the acquisition of ACI, the proceeds of the December 28, 2014 $10.0 million investment were used to redeem the notes that matured on December 31, 2014, with the proceeds of the August 9, 2016 $2.5 million investment to be used for payment of certain acquisition expenses related to the CSI acquisition and for general operating needs.

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

Under the Flexpoint Securities Purchase Agreement, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million.  The Company’s obligation to issue and sell, and Flexpoint’s obligation to purchase, the Series A Preferred is divided into three separate tranches: Tranche A, Tranche B and Tranche C.  Tranche A consisted of $10.0 million of shares of Series A Preferred that was issued on October 11, 2013. Tranche B consisted of up to $10.0 million of shares of Series A Preferred, which Flexpoint was obligated to purchase, subject to satisfaction or waiver of certain conditions, from the Company if the Company was able to consummate a redemption any time after December 1, 2014 and prior to December 29, 2014 of the Notes.  The Series A Preferred under Tranche B was issued on December 28, 2014. Tranche C consists of up to $20.0 million of shares of Series A Preferred ($10.1 million remaining available at August 10, 2016), which Flexpoint has the option to purchase at any time until the third anniversary of the Initial Closing. The shares of Series A Preferred issuable with respect to Tranche A, Tranche B and Tranche C all have a purchase price of $300 per share.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. There was no beneficial conversion feature upon the 2014 issuances of Series A Preferred to Flexpoint and Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $1.4 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Series A Preferred; ii) the Company breaches the Flexpoint Securities Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under the Loan and Security Agreement, dated as of December 28, 2012, as amended, by and among ADC, PTFS and FNB, or the Loan and Security Agreement dated as of November 7, 2014 by and among ACI and FNB, and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 9.    Stockholders’ Equity

Common Stock

On June 18, 2015, the Company issued 29,167 shares of the Company’s common stock with a fair market value of approximately $79,000, as compensation to an employee for services rendered.

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPA”) with each of certain investors, including Bipin C. Shah, its Chairman and then Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock, at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. In addition to the three directors, certain other investors purchased an additional 320,000 shares of common stock at a purchase price of $2.70 per share for aggregate consideration of $864,000, prior to issuance costs. Additionally, on December 23, 2015, the Company sold 100,000 shares of common stock to an additional investor at a purchase price of $2.70 per share for aggregate consideration of $270,000. Issuance costs related to the December 2015 common stock sales were approximately $27,000. Finally, on January 22, 2016, the Company sold 37,037 shares of common stock to an additional investor at a purchase price of $2.70 per share for consideration of $100,000 prior to issuance costs of approximately $39,000.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013 (the “Meeting”), the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan (the “Plan”). The Company granted options to purchase 380,000 and 200,000 shares of common stock under the Plan during the six months ended June 30, 2016 and 2015, respectively, all at an exercise price of $3.00 per share, except for 250,000 options granted at $2.48 per share in May 2016, the closing price of the Company’s common stock on the date of grant. The grant date fair value of the options granted during the six months ended June 30, 2016 and 2015 were determined to be approximately $424,900 and $232,300, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $92,800 and $64,000, respectively, and $164,200 and $142,000 for the six months ended June 30, 2016 and 2015, respectively. Unrecognized compensation expense as of June 30, 2016 relating to non-vested common stock options was approximately $970,300 and is expected to be recognized through 2020. During the six months ended June 30, 2016, no options were exercised and 156,667 options were forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	5.75 to 6.25	6.25	5.75 to 6.25	6.25
Risk-free interest rate	1.36% to 1.50%	1.56%	1.36% to 1.50%	1.56%
Volatility	34.6% to 54.7%	44.8%	34.6% to 54.7%	44.8%
Dividend yield	0%	0%	0%	0%

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

A summary of stock option activity for the six months ended June 30, 2016 and the year ended December 31, 2015 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,401,250	$3.02
Granted	530,000	$3.00
Forfeited	(214,168)	$3.00
Exercised	-	$-
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	380,000	$2.66
Forfeited	(156,667)	$3.00
Exercised	-	$-
Outstanding at June 30, 2016	1,940,415	$2.95
Exercisable at June 30, 2016	839,172	$3.02

The weighted average remaining life of options outstanding at June 30, 2016 was 8.38 years. The aggregate intrinsic value of the exercisable options at June 30, 2016 was $0.

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

As of June 30, 2016, an aggregate of 300,000 shares of common stock were reserved for issuance under the Purchase Plan, of which 22,876 shares of common stock were issued on July 1, 2016.

Note 10.    Income Taxes

The Company recorded income tax (benefit) expense of $(1.53) million and $43,000 for the three months ended June 30, 2016 and 2015, respectively, and $(1.47) million and $101,000 for the six months ended June 30, 2016 and 2015, respectively. Income tax (benefit) expense reflects the recording of federal and state income taxes. The effective tax rates were approximately 21.5% and (12.22)% for the three months ended June 30, 2016 and 2015, respectively, and 18.3% and (19.65)% for the six months ended June 30, 2016 and 2015, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

As of June 30, 2016, due to the acquisition of CSI and its related identifiable intangibles and the recording of an associated $1.86 million deferred tax liability, management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of taxable income created by the reversal of the book amortization of the CSI fixed assets and identifiable intangible assets. Accordingly, management believes recording a partial reduction of the valuation allowance against its federal net deferred tax asset of $1.6 million is appropriate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $8.8 million at June 30, 2016 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through June 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick had forced JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of June 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter. The cash reserve balance was reduced by approximately $600,000 during the year ended December 31, 2014 to settle a lawsuit involving the Company and Merrick with MSC Cruise Lines, including certain legal fees claimed and deducted from the reserve by Merrick in connection with settling the matter, as more fully described below. These reserves were recorded in Other current assets as of June 30, 2016.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES, (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC (“JetPay ISO”) filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.7 million. The Company did not believe it had a responsibility to reimburse Merrick for these legal fees and disputed these charges. Accordingly, the Company had not recorded an accrual for these legal fees as of June 30, 2016. These legal fees were eliminated as part of the Merrick Settlement (as described below).

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the Completed Transactions, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with JPMorgan Chase (“Chase”) as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffered any liability as a result of the Direct Air matter, these shares would be used in partial payment for any such liability, with any remaining shares delivered to WLES. On July 26, 2016, the Company entered into two settlement agreements, a Settlement Agreement and Release by and among Merrick, JPMS, JetPay ISO, JetPay, LLC, WLES and the Company (the “Merrick Settlement Agreement”) and a Settlement Agreement and Release by and among Trent Voigt, WLES and the Company (the “WLES Settlement Agreement”). In connection with the parties’ entry into the Merrick Settlement Agreement, the District Court for the District of Utah dismissed the Direct Air matter with prejudice on July 27, 2016. See Note 14. Subsequent Events.

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between the Company, Ten Lords and Interactive Capital and JetPay, LLC. Under the Agreement, Ten Lords and Interactive Capital agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. See Note 8. Redeemable Convertible Preferred Stock. The terms of the Agreement required that the Company provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords and Interactive Capital) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. JetPay calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to the Company’s payment, the Company received notice that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by the Company. The Company believes that the allegations in the suit regarding JetPay, LLC are groundless and intends to defend it.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick Bank, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. The Company maintained an accrual of $200,000 for any potential loss settlement related to this matter as of March 31, 2016. On May 16, 2016, the Company settled the lawsuit with BCC and paid $200,000 on June 15, 2016.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who intends to defend the suit. The Company’s is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of June 30, 2016.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of ADC. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended for one year on June 1, 2016. Rent expense under this lease was $131,250 and $129,140 for the three months ended June 30, 2016 and 2015, respectively, and $260,400 and $258,275 for the six months ended June 30, 2016 and 2015. The Company is currently evaluating its future space needs and reviewing several alternatives, including a possible extension or amendment to the current lease.

JetPay Payment Services retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease which expired on January 31, 2016 were commercial. Occupancy continues on a month-to-month basis. Rent expense was $30,000 and $9,000 for the three months ended June 30, 2016 and 2015, respectively, and $53,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively.

In connection with the closing of the Company’s acquisition of JetPay, LLC, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company agreed to issue a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrues on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $29,500 for each of the three months ended June 30, 2016 and 2015, and $59,000 for each of the six months ended June 30, 2016 and 2015. The note can be prepaid in full or in part at any time without penalty. As partial consideration for offering the note, the Company and JP Merger Sub, LLC agreed to waive certain specified indemnity claims against WLES and Mr. Voigt to the extent the losses under such claims do not exceed $2,331,369. See Note 14. Subsequent Events.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $6,000 and $118,446 for the three months ended June 30, 2016 and 2015, respectively, and $11,000 and $223,272 for the six months ended June 30, 2016 and 2015, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 14. Subsequent Events, and bears interest at an annual rate of 4% with interest expense of $4,900 recorded for each of the three months ended June 30, 2016 and 2015, and $9,800 recorded for each of the six months ended June 30, 2016 and 2015. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On October 31, 2014, following the unanimous consent of the Company’s Audit Committee, the Company entered into a letter agreement with WLES, an entity owned by Trent Voigt, that governs the distribution of any proceeds received in connection with the Direct Air matter. The Letter Agreement provides that subject to certain exceptions, after each of the Company and WLES receive out-of-pocket expenses and chargeback losses incurred subsequent to the consummation of the Completed Transactions and prior to the consummation of the Completed Transactions, respectively, each of the parties will share in any proceeds received pro rata. See Note 14. Subsequent Events.

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of ADC, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bears interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000, with the first paid on May 6, 2016 and the second due on May 6, 2017. Interest expense related to this promissory note was $2,500 and $2,200 for the three months ended June 30, 2016 and 2015, respectively, and $6,100 and $2,200 for the six months ended June 30, 2016 and 2015, respectively. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPAs”) with each of certain investors, including Bipin C. Shah, its Chairman and then Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. See Note 9. Stockholders’ Equity.

On January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chairman and then Chief Executive Officer, Jonathan Lubert, a Director of the Company, and Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). Amounts outstanding under the Promissory Notes accrue interest at a rate of 12% per annum and carry a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. Interest expense related to the Promissory Notes was $57,500 and $106,250 for the three and six months ended June 30, 2016, respectively.

The maturity date of the Promissory Notes was extended to July 31, 2016 through an extension executed on April 11, 2016. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to September 30, 2016 or the occurrence of an event of a default that is not properly cured or waived. Additionally, Flexpoint increased the principal amount of its expiring Promissory Note from $1,000,000 to $1,400,000, the proceeds of which increase were used to pay off the outstanding balance of a note owed to Bipin C. Shah due on July 31, 2016. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral to replace a maturing letter of credit in favor of Wells Fargo Bank, N.A., the Company’s debit and credit card processing operations primary sponsoring bank.

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

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was not material through June 30, 2016 and 2015, and accordingly was included in Corporate in the tables below.

	For the Three Months Ended June 30, 2016
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$8,830	$3,368	$14	$12,212
Cost of processing revenues	6,471	1,816	19	8,306
Selling, general and administrative expenses	2,125	1,211	438	3,774
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	-	-	(216)	(216)
Amortization of intangibles and depreciation	626	340	1	967
Other expenses	160	67	107	334
Loss before income taxes	$(6,692)	$(66)	$(335)	$(7,093)

Property and equipment additions	$290	$69	$-	$359

	For the Three Months Ended June 30, 2015
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$7,445	$3,108	$13	$10,566
Cost of processing revenues	4,757	1,733	30	6,520
Selling, general and administrative expenses	1,807	1,144	243	3,194
Change in fair value of contingent consideration liability	-	-	26	26
Amortization of intangibles and depreciation	534	346	2	882
Other expenses	100	76	120	296
Income (loss) before income taxes	$247	$(191)	$(408)	$(352)

Property and equipment additions	$99	$79	$-	$178

	For the Six Months Ended June 30, 2016
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$16,163	$7,663	$29	$23,855
Cost of processing revenues	11,762	3,886	58	15,706
Selling, general and administrative expenses	3,828	2,530	1,223	7,581
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	-	-	(170)	(170)
Amortization of intangibles and depreciation	1,197	679	3	1,879
Other expenses	311	140	313	764
(Loss) income before income taxes	$(7,075)	$428	$(1,398)	$(8,045)

Total property and equipment, net	$1,550	$502	$32	$2,084
Property and equipment additions	$409	$93	$-	$502
Intangible assets and goodwill	$59,065	$17,214	$-	$76,279
Total segment assets	$100,293	$68,556	$420	$169,269

	For the Six Months Ended June 30, 2015
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$14,533	$6,855	$22	$21,410
Cost of processing revenues	9,286	3,630	60	12,976
Selling, general and administrative expenses	3,559	2,291	726	6,576
Change in fair value of contingent consideration liability	-	-	37	37
Amortization of intangibles and depreciation	1,065	691	3	1,759
Other expenses	199	139	238	576
Income (loss) before income taxes	$424	$104	$(1,042)	$(514)

Total property and equipment, net	$691	$560	$36	$1,287
Property and equipment additions	$174	$118	$1	$293
Intangible assets and goodwill	$48,823	$18,294	$-	$67,117
Total segment assets	$72,264	$55,536	$951	$128,751

Note 14.    Subsequent Events

On July 26, 2016, the Company entered into two settlement agreements, a Settlement Agreement and Release by and among Merrick, JPMS, JetPay ISO, JetPay, LLC, WLES and the Company (the “Merrick Settlement Agreement”) and a Settlement Agreement and Release by and among Trent Voigt, WLES and the Company (the “WLES Settlement Agreement”). In connection with the parties’ entry into the Merrick Settlement Agreement, the District Court for the District of Utah dismissed the Direct Air matter with prejudice on July 27, 2016.

As part of the Merrick Settlement Agreement, the Company agreed to release all claims to the $4.4 million held in reserve at Merrick (the “Reserve”). In addition, the Company agreed to enter into two promissory notes in favor of Merrick in the amounts of $3,850,000 (the “$3.85MM Note”) and $5,000,000 (the “$5.00MM Note” and, together with the $3.85MM Note, the “Notes”). The Notes are secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow (the “escrowed shares”) pursuant to that certain Escrow Agreement, dated December 28, 2012, by and among JetPay, WLES, Trent Voigt and Merrick (the “Escrow Agreement”). The Merrick Settlement Agreement provides that if JetPay refinances 50% or more of its outstanding debt prior to the maturity date of the $3.85MM Note, the $3.85MM Note shall be paid in full before or as part of that refinancing transaction.

In connection with its entry into the Merrick Settlement Agreement, JetPay executed three Stipulated and Confessed Judgments in favor of Merrick in the amounts of $32,500,000 (the “First Judgment”), $28,650,000 (the “Second Judgment”) and $27,500,000 (the “Third Judgment” and, together with the First Judgment and the Second Judgment, the “Judgments”), none of which shall be of any effect unless and until JetPay fails to make any payment when due under the Notes. If JetPay fails to make payment when due under the Notes, Merrick, after a five day cure period, can seek to obtain and/or enforce the applicable Judgments in the Federal District Court for Utah or in any court of competent jurisdiction. Merrick may seek to obtain or enforce the First Judgment if a payment default occurs prior to the complete pay-off of either of the Notes (in which case the Second Judgment and Third Judgment shall be of no force or effect). Merrick may seek to obtain or enforce the Second Judgment if a payment default occurs after payoff of the $3.85MM Note but prior to the complete payoff of the $5.00MM Note (in which case the First Judgment and Third Judgment shall be of no force or effect). Merrick may seek to obtain or enforce the Third Judgment if a payment default occurs after payoff of the $5.00MM Note but prior to the complete payoff of the $3.85MM Note (in which case the First Judgment and Second Judgment shall be of no force or effect).

Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the indebtedness represented by that certain promissory note, dated December 28, 2012 (the “WLES Note”), in the original principal amount of $2,331,369 issued by JetPay in favor of WLES to Merrick. In addition, WLES agreed to amend that certain promissory note, dated June 7, 2013, as amended, in the original principal amount of $491,693 issued by JetPay, LLC in favor of Trent Voigt in order to (a) extend its maturity date from September 30, 2016 to September 30, 2017 and (b) waive all interest payments for the period from September 30, 2016 to September 30, 2017. This note in favor of Mr. Voigt shall become due and payable immediately should Mr. Voigt’s employment with JetPay be terminated other than for cause. In addition, pursuant to the WLES Settlement Agreement, WLES authorized JetPay to arrange a private sale of that number of escrowed shares to the extent necessary to satisfy JetPay’s obligations to Merrick under the $5.00MM Note (up to a total of 2,200,000 escrowed shares). As required by the Merrick Settlement Agreement, (a) any net proceeds from the sale of escrowed shares shall be delivered to Merrick until Merrick has received all principal and interest payments due under the $5.00MM Note, (b) any sale of the escrowed shares shall be made on an arm’s length basis, (c) if such sale is to an affiliate of JetPay, it shall be at a price and upon other terms equivalent to those of an arm’s length sale to an unaffiliated third-party and (d) if the purchase price per share is less than 90% of the most recently listed price per share of JetPay common stock on the NASDAQ Capital Market, then such sale shall be subject to the prior approval of Merrick. All unsold escrowed shares will remain in escrow until all obligations of the Company, JPMS, JetPay ISO, JetPay, LLC and WLES under the Merrick Settlement Agreement are fulfilled. Upon consummation of the sale of more than 1,666,667 of the escrowed shares, JetPay shall issue to WLES fully vested and immediately exercisable warrants with an expiration date of five years from the date of the WLES Settlement Agreement to purchase that number of shares of JetPay common stock equal to 50% of the difference between (a) the number of escrowed shares actually sold by WLES and (b) 1,666,666 shares of JetPay common stock, at an exercise price per share equal the amount per share paid for the sold escrowed shares. In the event that JetPay defaults on its obligations to Merrick under the Merrick Settlement Agreement and some or all of the remaining escrowed shares are forfeited to Merrick as a result, JetPay agreed to issue to WLES, for no further consideration, that number of shares of JetPay common stock equal to the forfeited escrowed shares. The WLES Settlement Agreement also provides for the allocation of any recoveries by JPMS in connection with the claims brought by JMPS in American Express Travel Related Services and JetPay Merchant Services, LLC v. Valley National Bank, Civil Action No. 2:14-cv-7827 (D. N.J.) (the “Valley National Matter”).

The Company has recorded a Settlement of Legal Matter charge of $6.14 million based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company entering into a $3.85 million promissory note to Merrick on July 26, 2016, less WLES’ agreement to transfer the WLES promissory note in the original amount of 2,331,369 (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES promissory note of $414,466; (iii) a charge of $50,000 representing the $5.0 million promissory note to Merrick entered into on July 26, 2016 less the estimated value as of July 26, 2016 of the WLES escrowed shares the Company has the right to sell under the WLES Settlement Agreement to satisfy the $5.0 million note to Merrick; and (iv) a charge for $300,000 representing the estimated value of the possible issuance of warrants to WLES as described in the WLES Settlement Agreement. The ultimate loss may differ depending on, among other things, the results of the sale of the escrowed shares.

As previously noted, in connection with its entry into the Merrick Settlement Agreement, the Company also issued two Notes. The $3.85MM Note bears interest at 8% per annum (except that interest shall accrue at a rate of 15% per annum following the occurrence of any Event of Default (as defined in the $3.85MM Note)) until the entire principal amount of the $3.85MM Note has been paid in full. The $3.85MM Note is payable in quarterly installments of $100,000 beginning on December 31, 2016. JetPay may prepay the $3.85MM Note and, in the event that JetPay receives any cash damages in connection with the Valley National Matter, shall immediately pay such amount to Merrick as a mandatory prepayment. The outstanding principal balance of the $3.85MM Note, along with all unpaid interest accrued thereon and other amounts owed to Merrick under the $3.85MM Note, shall be due and payable on or before December 28, 2017. The $5.00MM Note bears no interest until October 14, 2016, after which time it will bear interest at rate of 12% per annum (increasing to 15% per annum upon an Event of Default (as defined in the $5.00MM Note)) until the entire principal amount of the $5.00MM Note has been paid in full. JetPay may prepay the $5.00MM Note. All proceeds from any sale of the escrowed shares will be paid to Merrick as a mandatory prepayment of the $5.00MM Note. The outstanding principal balance of the $5.00MM Note, along with all unpaid interest accrued thereon and other amounts owed to Merrick under the $5.00MM Note, shall be due and payable on or before January 11, 2017

Events of Default under the Notes include, but are not limited to, the failure by JetPay to make payments under the Notes; the failure of JetPay to make timely payments on its other indebtedness; the breach by JetPay of the Merrick Settlement Agreement; the commencement by or against JetPay of a bankruptcy or corporate reorganization proceedings; and the entry of a judgment or decree against JetPay which has not been vacated, discharged, stayed or bonded pending appeal within 30 days.

On July 1, 2016, 22,876 shares of common stock were issued under the Company’s Employee Stock Purchase Plan.

On July 27, 2016, the Company entered into Consent to Amendment of Promissory Note letter agreements with Jonathan Lubert and Flexpoint to extend until September 30, 2016 the maturity dates of the Promissory Notes held by them. Additionally, Flexpoint increased the principal amount of its Promissory Note from $1,000,000 to $1,400,000, the proceeds of which increase were used to pay off the outstanding balance of a note to Bipin C. Shah due on July 31, 2016.

On June 29, 2015, the Board of Directors approved an amendment and restatement of the JetPay Corporation 2013 Stock Incentive Plan, as amended (the “Amended and Restated 2013 Plan”), which was subsequently approved by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders held on August 2, 2016. The Amended and Restated 2013 Plan authorized the availability of an additional 1,000,000 shares of common stock available for the grant of awards under the 2013 Stock Incentive Plan.

On August 9, 2016, the Company issued 8,333 shares of Series A Preferred to Flexpoint for an aggregate of $2.5 million with the proceeds to be used for payment of certain acquisition expenses related to the CSI acquisition and for general operating needs.

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

This report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions.

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

Overview

We were formed on November 12, 2010 as a blank check company to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay, LLC and ADC on December 28, 2012, ACI on November 7, 2014 and CSI on June 2, 2016.

We are a provider of payment services – debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: JetPay, LLC, currently doing business as JetPay Payment Services, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings; JetPay Strategic Partners, an independent sales organization specializing in relationships with banks, credit unions and other financial institutions; and JetPay Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers, and CSI LLC, a provider of debit and credit card and e-check processing services in the government and utilities channels.  We also operate JetPay Card Services, which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers.

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services, JetPay Strategic Partners, CSI, and JetPay Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products, including through JetPay Card Services, which provides low-cost financial tools to both un-banked and under-banked consumers.  Our overall strategy also includes looking for cost synergies as we continue to integrate JetPay Payment Services, JetPay Strategic Partners, JetPay HR and Payroll Services and the recently acquired CSI LLC operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

JetPay Payment Processing Segment

Revenues

JetPay Payment Services’, JetPay Strategic Partners’ and CSI LLC’s revenues fall into two categories: transaction processing revenues and merchant discount revenues. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. In the case of CSI LLC, we are in essence functioning as the merchant of record and have the primary responsibility for the fulfillment of the processing services that our clients purchase, and we are responsible for providing end-to-end payment processing services. As such, CSI LLC is the primary obligor in these transactions and is solely responsible for all processing costs including interchange fees. Further, we set prices as we deem reasonable for each merchant. The gross fees we collect are intended to cover the interchange, assessments, and other processing fees and include our margin on the transactions processed. For these reasons, we are the principal in the contractual relationship with our customers and therefore we record our revenues, including interchange and assessments, on a gross basis. Revenues charged at CSI include interchange fees of $584,823 for the three months ended June 30, 2016. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth.

Expenses

The most significant components of operating expenses are credit card association fees and assessments; residual payments to ISOs / VARs / ISVs and financial institutions; and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenues also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. JetPay Payment Services has experienced higher than normal professional fees due to the Direct Air matter.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following tables represent a comparison of the results of our operations for the three month periods ended June 30, 2016 and June 30, 2015 (in thousands):

	For the Three Months Ended June 30, 2016
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$12,212	$14	$3,368	$8,830
Cost of processing revenues	8,306	19	1,816	6,471
Gross profit (loss)	3,906	(5)	1,552	2,359
Selling, general, and administrative expenses	3,774	438	1,211	2,125
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	(216)	(216)	-	-
Amortization of intangibles	779	-	260	519
Depreciation	188	1	80	107
Operating (loss) income	(6,759)	(228)	1	(6,532)
Interest expense	258	35	62	161
Amortization of deferred financing, debt discounts, and conversion options	77	72	5	-
Other income	(1)	-	-	(1)
Loss before taxes	(7,093)	(335)	(66)	(6,692)
Income tax (benefit) expense	(1,527)	(1,602)	11	64
Net (loss) income	(5,566)	1,267	(77)	(6,756)
Accretion of convertible preferred stock	(1,453)	(1,453)	-	-
Net loss applicable to common stockholders	$(7,019)	$(186)	$(77)	$(6,756)

	For the Three Months Ended June 30, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$10,566	$13	$3,108	$7,445
Cost of processing revenues	6,520	30	1,733	4,757
Gross profit (loss)	4,046	(17)	1,375	2,688
Selling, general, and administrative expenses	3,194	243	1,144	1,807
Change in fair value of contingent consideration liability	26	26	-	-
Amortization of intangibles	767	-	280	487
Depreciation	115	2	66	47
Operating (loss) income	(56)	(288)	(115)	347
Interest expense	206	34	71	101
Amortization of deferred financing, debt discounts, and conversion options	92	86	6	-
Other income	(2)	-	(1)	(1)
(Loss) income before taxes	(352)	(408)	(191)	247
Income tax expense	43	-	6	37
Net (loss) income	(395)	(408)	(197)	210
Accretion of convertible preferred stock	(1,249)	(1,249)	-	-
Net (loss) income applicable to common stockholders	$(1,644)	$(1,657)	$(197)	$210

Revenues

Revenues were $12.21 million and $10.57 million for the three months ended June 30, 2016 and 2015, respectively. Overall revenues increased $1.64 million or 15.6%, in 2016 as compared to 2015. Of the $12.21 million of revenues for the three months ended June 30, 2016, $3.37 million, or 27.6%, was generated from our JetPay HR and Payroll Segment and $8.84 million, or 72.4%, from our JetPay Payment Processing Segment. Of the $10.57 million of revenues for the three months ended June 30, 2015, $3.11 million, or 29.4%, was generated from our JetPay Payroll Segment and $7.45 million, or 70.6%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $1.39 million, or 18.6%, for the three months ended June 30, 2016 as compared to 2015. Revenues for our JetPay Strategic Partners’ operation increased $142,000 or 7.6%, for the three months ended June 30, 2016 as compared to 2015, our Texas based JetPay Payment Services operation’s revenues decreased $233,000 or 4.2%, in the second quarter of 2016 as compared to the same period in 2015, and revenues for CSI, acquired on June 2, 2016, were $1.6 million. Excluding the CSI revenues, our Payment Processing Segment’s revenues decreased $223,000, or 3.0%, in the second quarter of 2016 as compared to the same period in 2015. The most significant changes within our Texas based JetPay Payment Services’ operations were a decrease in our front-end processing only revenues of $357,000 and a decrease in direct merchant services revenues of $38,000, partially offset by an increase of $163,000 in our third party ISO, VAR and ISV business.

JetPay HR and Payroll Segment’s revenues increased $260,000, or 8.4%, for the three months ended June 30, 2016 as compared to the same period in 2015. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015. Growth in our new HR related services was approximately $175,000 or 67.3% of our JetPay HR and Payroll Segment’s revenue growth in the three months ended June 30, 2016.

Cost of Processing Revenues

Cost of revenues were $8.31 million, or 68.0% of revenues, and $6.52 million, or 61.7% of revenues, for the three months ended June 30, 2016 and 2015, respectively. Of the $8.31 million cost of revenues for the three months ended June 30, 2016, $1.82 million, or 21.9%, related to our HR and Payroll Segment and $6.49 million, or 78.1%, related to our Payment Processing Segment. Of the $6.52 million cost of revenues for the three months ended June 30, 2015, $1.73 million, or 26.6%, related to our Payroll Segment and $4.76 million, or 73.4%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $4.76 million, or 63.9% of revenues in 2015 to $6.47 million, or 73.3% of revenues in 2016, an increase of $1.71 million, or 36.0%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, including the addition of the cost of processing revenues related to the CSI acquisition of $1.13 million, as well as the decrease in front-end processing only revenues and increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Processing Segment decreased from 36.1% in 2015 to 26.7% in 2016 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin third party ISO revenues, combined with the continued investments made in technology professionals.

The cost of processing revenues within our HR and Payroll Segment increased $83,000, decreasing as a percentage of revenues from 55.8% in 2015 to 53.9% in 2016 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this decrease in cost of processing revenues was an increase in gross profit margin within our HR and Payroll Segment from 44.2% in 2015 to 46.1% in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.77 million, or 30.9% of revenues, for the three months ended June 30, 2016 as compared to $3.19 million, or 30.2% of revenues, for the same period in 2015.

SG&A expenses within the Payment Processing Segment were $2.12 million or 24.1% of revenues in 2016, as compared to $1.81 million, or 24.3% of revenues in 2015. This increase in SG&A expenses was largely the result of the three months ended June 30, 2016 including an increase in sales staff and marketing costs to attract new business and SG&A expenses related to CSI of $361,000.

SG&A expenses within the HR and Payroll Segment increased from $1.14 million in 2015 to $1.21 million in 2016, an increase of approximately $66,000, or 5.8%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $438,000 for the three months ended June 30, 2016, including the benefit of $510,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $450,000 in the same period of 2015. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended June 30, 2016 included $217,000 of transaction costs related to the CSI acquisition. SG&A expenses for the three months ended June 30, 2016 also included non-cash stock-based compensation expense of $92,800 as compared to $64,000 in 2015. The SG&A expenses of the HR and Payroll Segment include $90,000 of corporate allocated costs in the three months ended June 30, 2016 and 2015, and the Payment Processing Segment includes $420,000 and $360,000 of corporate allocated costs in the second quarter of 2016 and 2015, with an offsetting reduction in corporate SG&A expenses of $510,000 and $450,000 for the three months ended June 30, 2016 and 2015, respectively.

Settlement of Legal Matter

Settlement of Legal Matter charge of $6.14 million reflects the Company’s anticipated loss based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.39 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company entering into a $3.85 million promissory note to Merrick on July 26, 2016, less WLES’ agreement to transfer the WLES promissory note in the original amount of 2,331,369 (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES promissory note of $414,466; (iii) a charge of $50,000 representing the $5.0 million promissory note to Merrick entered into on July 26, 2016 less the estimated value as of July 26, 2016 of the WLES escrowed shares the Company has the right to sell under the WLES Settlement Agreement to satisfy the $5.0 million note to Merrick; and (iv) a charge for $300,000 representing the estimated value of the possible issuance of warrants to WLES as described in the WLES Settlement Agreement. The ultimate loss may differ depending on, among other things, the results of the sale of the escrowed shares.

Depreciation and Amortization

Depreciation and amortization totaled $967,000 and $882,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily related to increased depreciation expense on 2015 and first quarter 2016 capital expenditures and amortization of the CSI intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 was $258,000 and $206,000, respectively. The increase in interest expense in 2016 was primarily related to the FNB revolver and the Antich promissory note, both entered into in May 2015, the Promissory Notes issued to related parties in January 2016, and the Fifth Third Bank Term Note executed on June 2, 2016 in connection with the CSI acquisition.

Income Taxes

The Company recorded income tax (benefit) expense of $(1.53) million and $43,000 for the three months ended June 30, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately 21.5% and (12.22)% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following tables represent a comparison of the results of our operations for the six month periods ended June 30, 2016 and June 30, 2015 (in thousands):

	For the Six Months Ended June 30, 2016
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$23,855	$29	$7,663	$16,163
Cost of processing revenues	15,706	58	3,886	11,762
Gross profit (loss)	8,149	(29)	3,777	4,401
Selling, general, and administrative expenses	7,581	1,223	2,530	3,828
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	(170)	(170)	-	-
Amortization of intangibles	1,512	-	519	993
Depreciation	367	3	160	204
Operating (loss) income	(7,281)	(1,085)	568	(6,764)
Interest expense	511	69	128	314
Amortization of deferred financing, debt discounts, and conversion options	256	244	12	-
Other income	(3)	-	-	(3)
(Loss) income before taxes	(8,045)	(1,398)	428	(7,075)
Income tax (benefit) expense	(1,474)	(1,602)	23	105
Net (loss) income	(6,571)	204	405	(7,180)
Accretion of convertible preferred stock	(2,867)	(2,867)	-	-
Net (loss) income applicable to common stockholders	$(9,438)	$(2,663)	$405	$(7,180)

	For the Six Months Ended June 30, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$21,410	$22	$6,855	$14,533
Cost of processing revenues	12,976	60	3,630	9,286
Gross profit (loss)	8,434	(38)	3,225	5,247
Selling, general, and administrative expenses	6,576	726	2,291	3,559
Change in fair value of contingent consideration liability	37	37	-	-
Amortization of intangibles	1,535	-	560	975
Depreciation	224	3	131	90
Operating income (loss)	62	(804)	243	623
Interest expense	403	68	134	201
Amortization of deferred financing, debt discounts, and conversion options	176	170	6	-
Other income	(3)	-	(1)	(2)
(Loss) income before taxes	(514)	(1,042)	104	424
Income tax expense	101	-	26	75
Net (loss) income	(615)	(1,042)	78	349
Accretion of convertible preferred stock	(2,465)	(2,465)	-	-
Net (loss) income applicable to common stockholders	$(3,080)	$(3,507)	$78	$349

Revenues

Revenues were $23.86 million and $21.41 million for the six months ended June 30, 2016 and 2015, respectively. Overall revenues increased $2.45 million, or 11.4%, in 2016 as compared to 2015. Of the $23.86 million of revenues for the six months ended June 30, 2016, $7.66 million, or 32.1%, was generated from our JetPay HR and Payroll Segment and $16.16 million, or 67.9%, from our JetPay Payment Processing Segment. Of the $21.41 million of revenues for the six months ended June 30, 2015, $6.86 million, or 32.0%, was generated from our JetPay HR and Payroll Segment and $14.53 million, or 68.0%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $1.63 million, or 11.2%, for the six months ended June 30, 2016 as compared to 2015. Revenues for our JetPay Strategic Partners’ operation increased $482,000, or 14.5%, for the six months ended June 30, 2016 as compared to 2015, our Texas based JetPay Payment Services operation’s revenues decreased $328,000, or 2.9%, in the first six months of 2016 as compared to the same period in 2015, and CSI provided $1.6 million of revenues. The most significant changes within our Texas based JetPay Payment Services’ operations were an increase of $246,000 in our third party business and an increase of $63,000 in direct merchant services revenues. These gains were offset by a decrease of $637,000 in our processing and clearing business.

JetPay HR and Payroll Segment’s revenues increased $808,000, or 11.8%, for the six months ended June 30, 2016 as compared to the same period in 2015. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015. Growth in our new HR related services was approximately $662,000 or 81.9% of our JetPay HR and Payroll Segment’s revenue growth in the six months ended June 30, 2016.

Cost of Processing Revenues

Cost of revenues were $15.71 million, or 65.8% of revenues, and $12.98 million, or 60.6% of revenues, for the six months ended June 30, 2016 and 2015, respectively. Of the $15.71 million cost of revenues for the six months ended June 30, 2016, $3.89 million, or 24.7%, related to our HR and Payroll Segment and $11.82 million, or 75.3%, related to our Payment Processing Segment. Of the $12.98 million of cost of revenues for the six months ended June 30, 2015, $3.63 million, or 28.0%, related to our HR and Payroll Segment and $9.29 million, or 72.0%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $9.29 million, or 63.9% of revenues in 2015 to $11.76 million, or 72.8% of revenues in 2016, an increase of $2.47 million, or 26.6%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, as well as the decrease in front-end processing only revenues and increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Processing Segment decreased from 36.1% in 2015 to 27.2% in 2016 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin third party ISO revenues, combined with the continued investments made in technology professionals.

The cost of processing revenues within our HR and Payroll Segment increased $256,000, decreasing as a percentage of revenues from 53.0% in 2015 to 50.7% in 2016 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this decrease in cost of processing revenues was an increase in gross profit margin within our Payroll Segment from 47.0% in 2015 to 49.3% in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $7.58 million, or 31.8% of revenues, for the six months ended June 30, 2016 as compared to $6.58 million, or 30.7% of revenues, for the same period in 2015.

SG&A expenses within the Payment Processing Segment increased from $3.56 million or 24.5% of revenues in 2015, to $3.83 million, or 23.7% of revenues in 2016. This increase was largely the result of SG&A expenses related to CSI of $361,000 and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within the HR and Payroll Segment increased from $2.29 million in 2015 to $2.53 million in 2016, an increase of approximately $238,000, or 10.4%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $1.22 million for the six months ended June 30, 2016, including the benefit of $960,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $726,000 in the same period of 2015, including $900,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the six months ended June 30, 2016 included $637,000 of transaction costs related to the CSI acquisition. SG&A expenses for the six months ended June 30, 2016 also included non-cash stock-based compensation expense of $164,200 as compared to $142,000 in 2015. The SG&A expenses of the HR and Payroll Segment include $180,000 of corporate allocated costs in the six months ended June 30, 2016 and 2015, and the Payment Processing Segment includes $780,000 and $720,000 of corporate allocated costs in the first half of 2016 and 2015, respectively, with an offsetting reduction in corporate SG&A expenses of $960,000 and $900,000 for the six months ended June 30, 2016 and 2015, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $1.88 million and $1.76 million for the six months ended June 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily related to increased depreciation expense on 2015 and first half of 2016 capital expenditures and the amortization of the CSI intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the six months ended June 30, 2016 and 2015 was $511,000 and $403,000, respectively. The increase in interest expense in 2016 was primarily related to the FNB revolver and the Antich promissory note, both entered into in May 2015, the Promissory Notes issued to related parties in January 2016.

Income Taxes

The Company recorded income tax (benefit) expense of $(1.47) million and $101,000 for the six months ended June 30, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately 18.3% and (19.65)% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $4.4 million at June 30, 2016, excluding $2.1 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 25% and 23% at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had a working capital deficit, excluding funds held for clients and client funds obligations, of approximately $8.9 million.

We expect to fund our cash needs, including capital required for debt service and capital expenditures, with cash flow from our operating activities, equity investments and borrowings. Additionally, we will require approximately $5.1 million to cover our interest and principal payments on our existing debt for the twelve months ending June 30, 2017 and principal and interest payments of approximately $690,000 related to certain notes related to the Merrick Settlement (as described above). The Company also has a requirement as part of the Merrick Settlement to pay Merrick $5.0 million under a note agreement through the sale of WLES escrowed shares (as defined below). There is no assurance that we will sell the escrowed shares at a price great enough to satisfy this $5.0 million note to Merrick on January 11, 2017. In addition to the long-term debt noted above, on January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chairman and then Chief Executive Officer, Jonathan Lubert, a Director of the Company, Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”), with the proceeds used as cash collateral to replace a maturing letter of credit in favor of Wells Fargo Bank, N.A., the Company’s debit and credit card processing operations primary sponsoring bank. On July 27, 2016, the Promissory Note with Jonathan Lubert was amended to have an expiration date of September 30, 2016; the Promissory Note with Flexpoint was amended to have an expiration date of September 30, 2016 and the principal amount outstanding under the note was increased to $1,400,000; and the proceeds from the increase in the principal amount outstanding under the Promissory Note with Flexpoint was used to pay off the Promissory Note to Bipin C. Shah in full. The Company is currently working to replace this cash collateral with a new letter of credit and pay off the outstanding Promissory Notes.

As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, an additional 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million, 20,000 shares on November 7, 2014 for $6.0 million, 33,333 shares on December 28, 2014 for $10.0 million, and 8,333 shares on August 9, 2016 for $2.5 million (see Note 14. Subsequent Events). We have an agreement to potentially sell up to an additional $10.1 million of Series A Preferred to Flexpoint. Additionally, the Company sold 6,165 shares of Series A-1 Preferred to Wellington for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of Series A-1 Preferred to Wellington. This additional $10.95 million of convertible preferred stock, if sold, will be used principally as consideration for future acquisitions. Additionally, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs. If the Company is unable to raise additional capital through additional equity investments or borrowing, it may need to limit its level of capital expenditures and future growth plans.

Capital expenditures were $265,000 and $178,000 for the three months ended June 30, 2016 and 2015, respectively, and $408,000 and $293,000 for the six months ended June 30, 2016 and 2015, the 2016 capital expenditures excluding the $93,000 of fixed assets acquired in the Company’s acquisition of CSI. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Processing and JetPay HR and Payroll, at approximately $800,000 to $1.2 million for the remainder of 2016, principally related to technology improvements. We intend to finance a portion of these capital expenditures with proceeds from possible new loans and capital lease obligations. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. We believe we will generate sufficient cash and has sufficient cash reserves to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining loans and equity investments, including the Series A Preferred investment by Flexpoint and the Series A-1 Preferred investment by Wellington. To fund our current debt service needs, expand our technology platforms for new business initiatives, and pursue possible future acquisitions, we will need to raise additional capital through loans, sales of Series A Preferred or Series A-1 Preferred, or additional equity investments. We are investigating the capital markets for sources of funding, which could take the form of additional debt, restructuring of our current debt, or equity financing. While successful in the past, we cannot provide any assurance that we will be successful in securing new financing, restructuring our current debt, or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to delay certain technology capital improvements, limit our planned level of capital expenditures and future growth plans, and even dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Debt Capitalization and Other Financing Arrangements

At June 30, 2016, we had borrowings of approximately $18.3 million net of an unamortized valuation discount totaling $295,000 relating to the WLES Note, as defined below. We also had a letter of credit outstanding at June 30, 2016 of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at December 31, 2015 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A. The letter of credit, which matured in January 2016, was replaced with a cash deposit from the proceeds of the Promissory Notes entered into with related parties.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with First National Bank (“FNB”), as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the loan accrue interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The principal balance of this term loan was $4.5 million at June 30, 2016. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation at ADC as defined in the Loan and Security Agreement. The loans are guaranteed by us and are secured by all assets of ADC and PTFS, as well as a pledge by us of our ownership interest in ADC. The Loan and Security Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to certain annual financial covenants including a debt coverage ratio and a leverage ratio during the term of the loan. We are required to provide FNB with annual financial statements within 120 days of our fiscal year end and quarterly financial statements within 60 days after the end of each fiscal quarter. We were in compliance with the covenant requirements as of June 30, 2016.

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

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, ACI and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Strategic Partners for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Strategic Partners with a value of approximately $3.7 million on the date of acquisition. The JetPay Strategic Partners’ unitholders were entitled to receive additional cash consideration of $2.4 million, $1.2 million of which was paid on April 10, 2015 and $1.2 million of which was paid on April 10, 2016, and are entitled to earn up to an additional $500,000 based on the net revenues of JetPay Strategic Partners for the twelve month periods ending October 31, 2015 and 2016, of which $186,000 was paid to the previous unitholders of ACI in February 2016. In order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, JetPay Strategic Partners, as borrower, and the Company and ADC, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with FNB with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167 beginning in November 2015. The principal balance of this term loan was $6.7 million at June 30, 2016. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On May 6, 2015, ADC and PTFS, as borrowers, along with JetPay Corporation, ACI, and JetPay, LLC, collectively as loan parties, entered into a First Amendment and Joinder Agreement to the Loan and Security Agreement dated December 28, 2012 and a Revolving Credit Note (the “Revolving Note”) dated May 6, 2015 with FNB, as the lender. The Revolving Note provides a $1.0 million revolving credit facility that matures on May 6, 2017 and accrues interest at the rate of the Wall Street Journal Prime rate plus 1.00%, with a floor of 4.25%. The Revolving Note is guaranteed by the borrowers and loan parties and is secured by all assets of ADC, PTFS, and ACI, a pledge by the Company of its ownership interest in ADC and ACI, as well as a $1.0 million negative pledge on the stock of JetPay, LLC. The amended Loan and Security Agreement retains the affirmative and negative covenants included in the original December 28, 2012 loan agreement, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. Certain of these affirmative and negative covenants encompass JetPay, LLC under a negative pledge obligation should the stock of JetPay, LLC be subject to a lien by a third party. On May 6, 2015, the proceeds of the $1.0 million Revolving Note, along with $650,000 of current cash and cash equivalents, were used to partially fund a $2.0 million deferred consideration liability due to the stockholders of ADC. The principal balance of this revolving note was $1.0 million at June 30, 2016.

On January 15, 2016, we entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chairman and then Chief Executive Officer, Jonathan Lubert, a Director of the Company, and Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). Amounts outstanding under the Promissory Notes accrue interest at a rate of 12% per annum and carry a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. The notes mature on the earlier of July 31, 2016, as extended, or the occurrence of an event of a default that is not properly cured or waived. On April 11, 2016, the Company entered into Consent to Amendment of Promissory Note letter agreements with each of Messrs. Shah and Lubert, and Flexpoint to extend until July 31, 2016 the maturity dates of the Promissory Notes. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to September 30, 2016 or the occurrence of an event of a default that is not properly cured or waived. Additionally, Flexpoint increased the principal amount of its expiring Promissory Note from $1,000,000 to $1,400,000. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral recorded as restricted cash to replace the $1.9 million letter of credit in favor of Wells Fargo Bank, N.A. We are currently working with several financial institutions to secure a new $1.9 million letter of credit at which time the restricted cash reserves would be released to repay the Promissory Notes. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms. If a letter of credit cannot be obtained, the current Promissory Notes may need to be further extended at unfavorable terms or other debt instruments may have to be pursued on unfavorable terms.

On June 2, 2016, in connection with the closing of the CSI transaction, CSI entered into a Credit Agreement with Fifth Third Bank, including a $1,068,960 term loan (the “Term Loan”) and a revolving line of credit facility of $500,000 (the “Revolver”), in each case secured by all of CSI LLC’s assets. In connection with the Credit Agreement, CSI entered into the Fifth Third Term Note and the Fifth Third Revolving Note to refinance certain credit arrangements of CSI in place at another financial institution prior to the closing of the transaction. The Fifth Third Term Note matures on November 30, 2019 and bears interest at 4.00%. The Revolving Note matures on June 2, 2017 and the bears interest at a rate of 2.00% plus the LIBOR Rate for the Interest Period (as such terms are defined in the Revolving Note). The Fifth Third Term Note and the Fifth Third Revolving Note are guaranteed by JetPay and contain certain customary covenants, including a financial covenant related to its fixed charge coverage ratio which the Company was in compliance as of June 30, 2016.

Our ongoing ability to comply with the debt covenants under our credit arrangements and to refinance our debt depends largely on the achievement of adequate levels of cash flow. If our future cash flows are less than expected or our debt service, including interest expense, increases more than expected, causing us to default on any of the loan covenants in the future, we will need to obtain amendments or waivers from the applicable lender. In the event that non-compliance with the debt covenants should occur in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, in connection with the January 2016 Promissory Notes to related parties, we incurred $95,000 of deferred financing fees, and $16,600 of deferred financing fees related to the CSI notes. Unamortized deferred financing costs were $82,000 at June 30, 2016.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of June 30, 2016 consisted of an outstanding letter of credit issued by JetPay in the amount of $100,000 which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2016, excluding fair value and conversion option debt discounts (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt and capital lease obligations (1)	$18,594	$6,121	$8,754	$3,303	$416
Minimum operating lease payments	1,063	823	240	-	-
Total	$19,657	$6,944	$8,994	$3,303	$416

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.27 million.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $1.7 million for the six months ended June 30, 2016. Cash provided by operating activities in this period was primarily due to a net loss of $6.6 million, a decrease in deferred revenue of $264,000, and a change in fair value of contingent consideration liability of $170,000, all offset by a decrease in accounts receivable of $1.0 million, an increase in accounts payable, accrued expenses and other liabilities of $6.7 million, non-cash depreciation and amortization relating to fixed assets, intangible assets, deferred financing fees and debt discounts and conversion options of $2.1 million, stock based compensation expenses of $176,000, a net increase in settlement processing assets and liabilities of $248,000.

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

Investing Activities. Cash provided by investing activities totaled $1.2 million for the six months ended June 30, 2016, including a decrease of $1.1 million in restricted cash and equivalents held to satisfy client obligations and cash acquired in the CSI acquisition of $519,000, partially offset by the purchase of property and equipment of $305,000 and an investment in acquired CSI technology of $87,000.

Cash provided by investing activities totaled $6.2 million for the six months ended June 30, 2015, including a decrease of $6.5 million in restricted cash and equivalents held to satisfy client obligations, partially offset by purchases of property and equipment of $293,000.

Financing Activities. Cash used in financing activities totaled $4.0 million for the six months ended June 30, 2016, which included proceeds from notes payable of $2.0 million, and proceeds from issuance of common stock, net of issuance costs, of $64,000, all offset by a decrease of $1.1 million in client fund obligations, $1.6 million of cash used for routine payments on long-term debt, an increase in restricted cash reserves of $1.9 million, payment of deferred and contingent acquisition consideration of $1.4 million, and payment of deferred financing fees associated with new borrowings of $112,000.

Cash used in financing activities totaled $9.0 million for the six months ended June 30, 2015, which included a decrease of $6.5 million in client fund obligations, payment of deferred and contingent acquisition consideration of $2.85 million, and $678,000 of cash used for routine payments on long-term debt, all partially offset by proceeds from notes payable of $1.0 million.

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

JetPay HR and Payroll Services’ revenues are recognized in the period services are rendered and earned. JetPay Payroll Services experiences increased revenues during the fourth and first quarters due to the processing of additional year-end tax filing requirements. Accordingly, revenues and earnings are greater in the fourth and first quarter in comparison to the remaining two quarters of JetPay Payroll Services’ fiscal year.

CSI LLC expects increased revenues during the second and fourth quarters due to certain government client billing cycles related largely to tax payments.

Effects of Inflation

JetPay Payroll Services’, JetPay Payment Services’ and CSI LLC’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenues. While these can be positive or negative, since a portion of JetPay Payment Services’ revenues are derived as a percentage of dollar volume processed, JetPay Payment Services’ revenues will generally rise when inflation rises. Additionally, JetPay Payroll Services’ revenues include the interest earned on the funds held for clients investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended June 30, 2016 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11. Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

The risk factor set forth below supplements the risk factors disclosed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition to this risk factor and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, Item 1A – Risk Factors in our 2015 Annual Report. Aside from the below risk factor, the Company has identified no material changes to the risk factors described in our 2015 Annual Report.

The agreements governing our debt contain various covenants that may constrain the operation of our business, and our failure to comply with these covenants may have a material adverse effect on our financial condition and results of operations.

Our ongoing ability to comply with the financial and other covenants contained in the agreements governing our indebtedness, including but not limited to our credit agreements with First National Bank (f/k/a Metro Bank) and Fifth Third Bank and the Notes in favor of Merrick, depends largely on the achievement of adequate levels of cash flow. Our failure to comply with these covenants may result in the acceleration of our indebtedness or result in the imposition of stipulated and confessed judgments against the Company and may have a material adverse effect on our financial condition and results of operations.

As discussed elsewhere in this Quarterly Report on Form 10-Q, in connection with our entry into the Merrick Settlement Agreement, we executed three stipulated and confessed judgments in favor of Merrick, none of which shall be of any effect unless and until JetPay fails to make any payment when due under the Notes in favor of Merrick. If a payment default occurs prior to the complete pay-off of either of the Notes, Merrick may seek to obtain or enforce the First Judgment of $32,500,000 (in which case the Second Judgment and Third Judgment shall be of no force or effect); if a payment default occurs after payoff of the $3.85MM Note but prior to the complete payoff of the $5.00MM Note, Merrick may seek to obtain or enforce the Second Judgment of $28,650,000 (in which case the First Judgment and Third Judgment shall be of no force or effect); and if a payment default occurs after payoff of the $5.00MM Note but prior to the complete payoff of the $3.85MM Note, Merrick may seek to obtain or enforce the Third Judgment of $27,500,000 (in which case the First Judgment and Second Judgment shall be of no force or effect). A default under any of the Notes and the entry of any of the Judgments would have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Bipin C. Shah (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.2	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Jonathan Lubert (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.3	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.4	Employment Agreement, dated as of May 5, 2016, by and between JetPay Corporation and Diane (Vogt) Faro (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).
10.5	Credit Agreement, dated June 6, 2016, by and between CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) and Fifth Third Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.6	Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.7	Revolving Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.8	Continuing Guaranty Agreement, dated June 2, 2016 by and between JetPay Corporation and Fifth Third Bank (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.9	Continuing Guaranty Agreement, date June 2, 2016, by and between JetPay Corporation and Fifth Third Bank (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:	August 15, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Bipin C. Shah (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.2	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Jonathan Lubert (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.3	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).
10.4	Employment Agreement, dated as of May 5, 2016, by and between JetPay Corporation and Diane (Vogt) Faro (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).
10.5	Credit Agreement, dated June 2, 2016, by and between CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) and Fifth Third Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.6	Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.7	Revolving Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.8	Continuing Guaranty Agreement, dated June 2, 2016 by and between JetPay Corporation and Fifth Third Bank (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
10.9	Continuing Guaranty Agreement, date June 2, 2016, by and between JetPay Corporation and Fifth Third Bank (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

