Form 10-Q
period 2016-09-30
JetPay Corp
filed 2016-11-14
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NUMBER: 001-35170

JetPay Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)

3939 West Drive, Center Valley, PA 18034

(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, including area code: (610) 797-9500

1175 Lancaster Avenue, Suite 200, Berwyn, PA 19312

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

Yes ☐ No ☒

As of November 10, 2016, there were 17,682,903 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended September 30, 2016

Table of Contents

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$5,418	$5,594
Restricted cash	2,101	226
Accounts receivable, less allowance for doubtful accounts	2,568	3,123
Settlement processing assets	24,249	18,460
Prepaid expenses and other current assets	6,216	871
Current assets before funds held for clients	40,552	28,274
Funds held for clients	43,938	48,335
Total current assets	84,490	76,609
Property and equipment, net	2,204	1,979
Goodwill	48,994	41,760
Identifiable intangible assets, net of accumulated amortization of $10,059 at September 30, 2016 and $7,682 at December 31, 2015	26,684	23,830
Deferred financing costs, net of accumulated amortization of $4,550 at September 30, 2016 and $4,421 at December 31, 2015	71	88
Other assets	384	4,523
Total assets	$162,827	$148,789

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10,432	$3,411
Accounts payable and accrued expenses	10,807	8,661
Settlement processing liabilities	23,196	17,488
Deferred revenue	299	558
Other current liabilities	1,122	1,387
Current liabilities before client fund obligations	45,856	31,505
Client fund obligations	43,938	48,335
Total current liabilities	89,794	79,840
Long-term debt and capital lease obligations, net of current portion	13,898	13,286
Deferred income taxes	512	250
Other liabilities	1,427	424
Total liabilities	105,631	93,800

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 105,831 and 97,498 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (liquidation preference of $63,500 at September 30, 2016)	41,464	34,540

Common Stock, subject to possible redemption (1,625,000 shares at September 30, 2016)	3,520	-

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 105,831 and 97,498 shares of Series A and Series A-1 redeemable convertible preferred stock at September 30, 2016 and December 31, 2015), respectively	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,682,903 and 14,372,990 issued and outstanding at September 30, 2016 and December 31, 2015, respectively (which includes 1,625,000 shares subject to possible redemption at September 30, 2016)	18	14
Additional paid-in capital	40,477	40,807
Accumulated deficit	(28,283)	(20,372)
Total Stockholders’ Equity	12,212	20,449
Total Liabilities and Stockholders’ Equity	$162,827	$148,789

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended September 30,
	2016	2015

Processing revenues	$15,214	$10,308
Cost of processing revenues	10,199	6,456

Gross profit	5,015	3,852

Selling, general and administrative expenses	4,515	2,996
Settlement of legal matter	(20)	-
Change in fair value of contingent consideration liability	404	(1)
Amortization of intangibles	865	768
Depreciation	173	123

Operating loss	(922)	(34)

Other expenses (income)
Interest expense	301	210
Amortization of deferred financing costs	11	15
Amortization of debt discounts and conversion options	13	83
Other income	(3)	-

Loss before income taxes	(1,244)	(342)

Income tax expense	96	42

Net loss	(1,340)	(384)
Accretion of convertible preferred stock	(1,557)	(1,316)

Net loss applicable to common stockholders	$(2,897)	$(1,700)

Basic and diluted loss per share applicable to common stockholders	$(0.16)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	17,682,903	13,892,990

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Nine Months Ended September 30,
	2016	2015

Processing revenues	$39,069	$31,718
Cost of processing revenues	25,905	19,432

Gross profit	13,164	12,286

Selling, general and administrative expenses	12,096	9,572
Settlement of legal matter	6,120	-
Change in fair value of contingent consideration liability	234	36
Amortization of intangibles	2,377	2,303
Depreciation	540	347

Operating (loss) income	(8,203)	28

Other expenses (income)
Interest expense	812	613
Amortization of deferred financing costs	129	32
Amortization of debt discounts and conversion options	151	242
Other income	(6)	(3)

Loss before income taxes	(9,289)	(856)

Income tax (benefit) expense	(1,378)	143

Net loss	(7,911)	(999)
Accretion of convertible preferred stock	(4,424)	(3,781)

Net loss applicable to common stockholders	$(12,335)	$(4,780)

Basic and diluted loss per share applicable to common stockholders	$(0.78)	$(0.34)

Weighted average shares outstanding:
Basic and diluted	15,850,088	13,875,041

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2015	14,372,990	$14	$40,807	$(20,372)	$20,449

Common stock issued for cash, net of issuance costs	37,037	-	64	-	64
Common stock issued for acquisition	3,250,000	4	3,517	-	3,521
Common stock issued under employee stock purchase plan	22,876	-	47	-	47
Stock purchase rights issued for acquisition	-	-	152		152
Employee stock purchase plan expense	-	-	29	-	29
Stock-based compensation expense	-	-	285	-	285
Accretion of convertible preferred stock to redemption value	-	-	(4,424)	-	(4,424)
Net loss	-	-	-	(7,911)	(7,911)
Balance at September 30, 2016	17,682,903	$18	$40,477	$(28,283)	$12,212

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(7,911)	$(999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	540	347
Stock-based compensation	285	203
Employee stock purchase plan expense	29	-
Common stock issued as compensation	-	79
Amortization of intangibles	2,377	2,303
Amortization of deferred financing costs	129	32
Amortization of debt discounts and conversion options	151	242
Change in fair value of contingent consideration liability	234	36
Loss on disposal of property and equipment	32	(3)
Deferred income taxes	(1,602)	-
Recognition of note payable in connection with settlement of legal matter	1,851	-
Change in operating assets and liabilities:
Restricted cash	25	1,159
Accounts receivable	1,092	725
Settlement processing assets and obligations, net	555	(13)
Prepaid expenses and other current assets	(276)	48
Other assets	4,139	(20)
Deferred revenue	(259)	(217)
Accounts payable, accrued expenses and other liabilities	74	(346)
Net cash provided by operating activities	1,465	3,576

Investing Activities
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	4,397	5,330
Cash acquired in acquisition	519	-
Purchase of property and equipment	(615)	(552)
Investment in acquired technology	(351)	-
Proceeds on disposal of property and equipment	15	13
Net cash provided by investing activities	3,965	4,791

Financing Activities
Payments on long-term debt and capital lease obligations	(2,392)	(1,019)
Proceeds from issuance of common stock, net of issuance costs	64	-
Proceeds from issuance of common stock pursuant to employee stock purchase plan	47	-
Proceeds from sale of preferred stock, net of issuance costs	2,500	-
Proceeds from issuance of promissory notes	1,970	1,000
Restricted cash reserve	(1,900)	-
Payment of deferred financing fees associated with new borrowings	(112)	(45)
Payment of deferred and contingent acquisition consideration	(1,386)	(2,850)
Net decrease in client funds obligations	(4,397)	(5,330)
Net cash used in financing activities	(5,606)	(8,244)

Net (decrease) increase in cash and cash equivalents	(176)	123

Cash and cash equivalents, beginning	5,594	5,359
Cash and cash equivalents, ending	$5,418	$5,482

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Supplement disclosure of cash flow information:
Cash paid for interest	$786	$812
Cash paid for taxes	$328	$296

Summary of non-cash investing and financing activities:
Acquisition of equipment under capital leases	$103	$106
Promissory note issued to satisfy deferred consideration	$-	$350
Promissory notes issued in connection with settlement of legal matter	$4,950	$-
Indemnification asset associated with settlement of legal matter	$4,950	$-

Fair value of assets acquired	$23,969	$-
Fair value of company stock issued	$(7,040)	$-
Fair value of contingent consideration	$(1,975)	$-
Fair value of private stock purchase rights	$(153)	$-
Fair value of deferred consideration	$(143)	$-
Fair value of liabilities assumed	$14,658	$-

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of September 30, 2016. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2016.

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

The Company currently operates in two business segments: the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions, with a focus on those processing internet transactions and recurring billings as well as for traditional retailers and service providers, and the HR and Payroll Segment, which provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HR services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay, LLC (“JetPay, LLC” or “JetPay Payment Services”), and A. D. Computer Corporation (“ADC” or “JetPay Payroll Services”) on December 28, 2012 (the “Initial Acquisitions”). Additionally, on November 7, 2014, the Company acquired ACI Merchant Systems, LLC (“ACI” or “JetPay Strategic Partners”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. Finally, on June 2, 2016, the Company acquired CollectorSolutions, Inc. (referred to herein as “CSI”), a payment processor specializing in the processing of payments in the government and utilities channels.

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. In addition to funding ongoing working capital needs and, after giving effect to the payoff of $5.75 million of long-term debt on October 21, 2016, the Company’s cash requirements for the twelve months ending September 30, 2017 include, but are not limited to principal and interest payments on long-term debt and capital lease obligations of approximately $4.3 million. See Note 14. Subsequent Events. The Company also has a requirement as part of the Settlement Agreement and Release, dated July 26, 2016, by and among Merrick Bank Corporation (“Merrick”), the Company, certain of the Company’s subsidiaries and WLES, L.P. (the “Merrick Settlement Agreement”) to pay Merrick $5.0 million under a note agreement, including through the sale of the escrowed shares (as defined below). There is no assurance that the Company will be able to sell the escrowed shares at a price great enough to satisfy this $5.0 million note to Merrick on or prior to its maturity on January 11, 2017. In addition to the long-term debt noted above, as of September 30, 2016, the Company maintained unsecured promissory notes with each of Jonathan Lubert, a Director of the Company, and an affiliate of Flexpoint Ford, LLC, a private equity fund (“Flexpoint”), in the amounts of $500,000 and $1,400,000, respectively (the “Promissory Notes”). The Promissory Notes were paid in full on October 21, 2016. See Item 14. Subsequent Events.

The Company expects to fund its cash needs for the next twelve months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, equity investments, including the recent sale of preferred stock and borrowings (see below). As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs.

Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC under an Amended and Restated Securities Purchase Agreement (the “A&R Purchase Agreement”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara Investment Partners, LLC, the Company also entered into a Loan and Security Agreement with an affiliate of Sundara Investment Partners, LLC, LHLJ, Inc., for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (f/k/a Metro Bank) (“FNB”) (the “Prior ADC Credit Facility”). See Note 14. Subsequent Events. These two transactions provided approximately $14.0 million of net working capital which the Company expects to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to December 31, 2014, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of shares of Series A-1 Preferred to Wellington. Additionally, as disclosed in Note 9. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

In the past, the Company has been successful in obtaining loans and equity investments. To fund the Company’s current debt service needs, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company may need to raise additional capital through loans or additional equity investments. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. While successful in the past, the Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt, or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans or dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Note 3.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CSI pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, a Delaware limited liability company and wholly-owned subsidiary of JetPay (“Merger Sub One”), CSI Acquisition Sub Two, LLC, a Delaware limited liability company and wholly-owned subsidiary of Merger Sub One (“Merger Sub Two”), CSI and Gene M. Valentino, an individual, in his capacity as representative of the shareholders of CSI. Pursuant to the terms of the Merger Agreement, CSI first merged with and into Merger Sub Two, with CollectorSolutions, Inc. surviving the merger as the indirect, wholly-owned subsidiary of JetPay. CollectorSolutions, Inc. then merged with and into Merger Sub One, with Merger Sub One surviving the merger as CollectorSolutions, LLC. The acquisition of CSI provided the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through CSI’s highly configurable payment gateway, secured debit, credit, and e-check processing volumes, as well as provided a base operation to sell the Company’s payroll, HCM, processing and prepaid card services to CSI’s customer base.

As consideration for the acquisition, the Company issued 3.25 million shares of its common stock to the stockholders of CSI and assumed approximately $1.0 million of CSI’s indebtedness. The 3.25 million shares of common stock, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CSI and (ii) 500,000 shares placed in escrow at closing which will be released or cancelled contingent upon CSI achieving certain gross profit performance targets in 2016 and 2017. CSI’s stockholders will also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon CSI achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $2,083,000 at September 30, 2016. See Note 4. Summary of Critical Accounting Policies. Additionally, in connection with the acquisition, certain executives of CSI were provided the right to purchase through a private placement, within twelve months after closing, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the volume-weighted average closing price of the stock of the Company for the twenty consecutive trading days ending three trading days prior to closing. This stock purchase right was valued at $152,000 utilizing a Black-Sholes option pricing model and is recorded as Additional Paid-In Capital at the date of acquisition.

In addition, the Company granted to each CSI shareholder a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by each CSI shareholder if Flexpoint exercises in full its right to have the Company redeem its entire investment in shares of Series A Preferred. In a buyback of up to 50% of the shares issued to CSI shareholders, the Company would purchase each share of common stock issued for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The common stock issued to CSI’s previous shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2016, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity section of the Consolidated Balance Sheet.

The fair value of the identifiable assets acquired and liabilities assumed in the CSI acquisition as of the acquisition date includes: (i) $519,000 of cash, (ii) $537,000 for accounts receivable; (iii) $119,000 for prepaid expenses and other assets; (iv) $10.6 million for settlement processing assets; (v) $93,000 for fixed assets; (vi) the assumption of $14.7 million of liabilities, including $9.95 million of settlement processing obligations and approximately $1.0 million of long term debt; and (vii) approximately $12.0 million allocated to goodwill and other identifiable intangible assets. Within the $12.0 million of acquired intangible assets, $7.2 million was assigned to goodwill, which is not subject to amortization under U.S. GAAP. The Company does not expect to deduct for tax purposes the goodwill related to the CSI acquisition. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) the multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of CSI’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll, HCM, processing and prepaid card services to CSI’s customer base as well as offering merchant credit card processing services to the Company’s payroll and HCM customer base. The remaining intangible assets were assigned to customer relationships for $4.1 million, software costs of $710,000, and tradename for $70,000. The Company determined that the fair value of non-compete agreements with certain employees of CSI was immaterial. Customer relationships, software costs, and trade name were assigned a life of 12 years, 19 months, and 7 months, respectively.

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

Unaudited pro forma results of operations for the three and nine months ended September 30, 2016 and 2015, as if the Company and CSI had been combined on January 1, 2015, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	(In thousands, except per share information)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$15,214	$14,143	$46,743	$43,698
Operating (loss) income	(899)	279	(7,941)	874
Net (loss) income	(1,301)	(95)	(7,659)	1,379
Net loss applicable to common stockholders	(2,858)	(1,411)	(12,083)	(2,402)
Net loss per share applicable to common stockholders	$(0.16)	$(0.08)	$(0.68)	$(0.14)

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

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its Third Party clients. Third Party clients include Independent Sales Organizations (“ISOs”), Value Added Resellers (“VARs”), Independent Software Vendors (“ISVs”), and Financial Institutions. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of contracts pursuant to which the Company processes credit and debit card transactions for the Third Parties’ merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays to the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Under the majority of the Company’s sales arrangements, the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. In all of the above instances, the Company recognizes processing revenues net of interchange fees, which are assessed to its merchant and Third Party merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers.

CSI functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for its clients. CSI’s clients contract with CSI for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, CSI is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, CSI sets prices as it deems reasonable for each merchant. The gross fees CSI collects are intended to cover the interchange, assessments, and other processing fees and include CSI’s margin on the transactions processed. For these reasons, CSI is the principal obligor in the contractual relationship with its customers and therefore CSI records its revenues, including interchange and assessments, on a gross basis. Revenues reported by CSI include interchange fees of $1.98 million and $2.71 million for the three and nine months ended September 30, 2016, respectively. Other fees assessed by CSI to certain customers and remitted to partner entities for web and IVR supporting services provided by CSI’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Revenues from the Company’s payroll and HCM processing operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted between one (1) and 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $320,000 and $306,000 were recorded as of September 30, 2016 and December 31, 2015, respectively.

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

Accounts Receivable

The Company’s accounts receivable are due from its merchant credit card and its payroll customers. Credit is extended based on the evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary but are typically collected via Automated Clearing House (“ACH”) payments originated by us 2-3 days following month end. Amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivables when they are deemed uncollectible.

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

Property and Equipment

Property and equipment acquired in the Company’s business acquisitions have been recorded at estimated fair value. The Company records all other property and equipment acquired in the normal course of business at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or initial term of the related lease; machinery and equipment – five (5) to 15 years; and furniture and fixtures – five (5) to 10 years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2015 or through September 30, 2016. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2015 or through September 30, 2016.

Convertible Preferred Stock

The Company accounts for the redemption premium, beneficial conversion feature and issuance costs on or of its convertible preferred stock using the effective interest method, accreting such amounts to its convertible preferred stock from the date of issuance to the earliest date of redemption.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the shares of Series A Preferred and shares of Series A-1 Preferred of 10,310,276 and 616,500 shares of common stock, respectively, at September 30, 2016, and the effect of 884,429 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan (as amended and restated, the “2013 Stock Incentive Plan”) at September 30, 2016 have been excluded from the loss per share calculation for the three and nine months ended September 30, 2016 in that the assumed conversion of these options would be anti-dilutive. For the three and nine months ended September 30, 2015, the dilutive effect of the conversion option in the shares of Series A Preferred and Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, and the effect of 554,991 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at September 30, 2015 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company does review the terms of debt instruments it enters into to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound derivative instrument.

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

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$3,319	$-	$-	$3,319

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,296	$-	$-	$1,296

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$2,915	$1,277	$1,296	$1,240
Addition of CSI contingent consideration	-	-	1,975	-
Change in fair value of JetPay, LLC contingent cash consideration	36	-	93	-
Change in fair value of ACI contingent cash consideration	13	(1)	33	36
Change in fair value of CSI contingent consideration	355	-	108	-
Payment of ACI contingent cash consideration	-	-	(186)	-
Totals	$3,319	$1,276	$3,319	$1,276

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

In addition to the consideration paid upon closing of the JetPay, LLC acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay, LLC acquisition date), remains unchanged at September 30, 2016 as a result of this component being recorded as equity. The fair value at September 30, 2016 of the cash-based contingent consideration, valued at $93,000, recorded within non-current other liabilities, was determined using a binomial option pricing model. The following assumptions were utilized in the September 30, 2016 calculations: risk free interest rate: 0.62%; dividend yield: 0%; term of contingency of 1.24 years; and volatility: 69.3%.

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

In addition to the consideration paid upon closing of the ACI acquisition, the previous unitholders are entitled to receive up to an additional $500,000 if certain net revenue goals are achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $456,000 at December 31, 2015 and $303,000 at September 30, 2016, recorded within other current liabilities and net of $186,000 earned and paid to the ACI previous unitholders in February 2016, based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future net revenue growth and discounting the associated cash consideration payments at their present values using a credit-risk adjusted discount rate of 16.0%. The key assumptions in applying the Monte Carlo simulation included expected net revenue growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

In addition to the consideration paid upon closing of the CSI acquisition, the previous shareholders are entitled to receive up to an additional 500,000 shares of common stock upon CSI achieving certain gross profit performance targets in 2016 and 2017 and up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon CSI achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition and $2,083,000 at September 30, 2016, ($769,000 recorded within other current liabilities and $1.3 million recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of September 30, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2016 and 2015. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	September 30, 2016	December 31, 2015
	(in thousands)

Leasehold improvements	$417	$410
Equipment	1,618	1,194
Furniture and fixtures	325	280
Computer software	637	601
Vehicles	245	245
Assets in progress	672	422
Total property and equipment	3,914	3,152
Less: accumulated depreciation	(1,710)	(1,173)
Property and equipment, net	$2,204	$1,979

Property and equipment included $475,539 and $520,851 of computer equipment as of September 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $219,358 and $70,726 as of September 30, 2016 and December 31, 2015, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $173,000 and $123,000 for the three months ended September 30, 2016 and 2015, respectively, and $540,000 and $347,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts payable	$3,160	$1,801
ACH clearing liability	1,343	1,735
Accrued compensation	1,522	980
Accrued agent commissions	1,160	861
Related party payables	377	82
Other	3,245	3,202
Total	$10,807	$8,661

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Term loan payable to FNB, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of ADC, Payroll Tax Filing Services, Inc. (“PTFS”) and ACI Merchant Systems, LLC (“ACI”). See Note 14. Subsequent Events.	$4,175	$5,140

Term loan payable to FNB, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of ACI.	6,354	7,292

Revolving note payable to FNB, interest rate of Wall Street Journal Prime rate plus 1.00% (4.00% as of September 30, 2016), interest payable monthly, collateralized by the assets and equity interests of ADC, PTFS, and ACI, as well as a $1.0 million negative pledge on the equity of JetPay, LLC, maturing on May 6, 2017. See Note 14. Subsequent Events.	1,000	1,000

Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of CSI.	974	-

Promissory note payable to Merrick, interest rate of 8% payable quarterly beginning September 30, 2016 plus principal of $100,000 payable quarterly beginning on December 31, 2016 with a final payment of principal of $3.45 million due on December 27, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. See Note 11. Commitments and Contingencies and Note 14. Subsequent Events.	3,850	-

Promissory note payable to Merrick, interest rate of 12% beginning October 14, 2016 payable on the promissory note maturity date of January 11, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. See Note 11. Commitments and Contingencies.	5,000	-

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $0 and $384,611 at September 30, 2016 and December 31, 2015, respectively. See Note 12. Related Party Transactions.	-	1,947

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	492	492

Unsecured promissory note payable to stockholder, interest rate of 4% payable quarterly, note principal due in two installments of $175,000, the first paid on May 6, 2016, and the second due on May 6, 2017. See Note 12. Related Party Transactions.	175	350

Unsecured promissory notes payable to related parties, interest rate of 12% payable at maturity, note principal due October 31, 2016, as extended. See Note 12. Related Party Transactions and Note 14. Subsequent Events.	1,900	-

Capital lease obligations related to computer equipment and software at JetPay, LLC, interest rates of 5.55% to 8.55%, due in monthly lease payments of $28,844 in the aggregate maturing from May 2017 through December 2018, collateralized by equipment.	410	474

Various other debt instruments related to vehicles at ADC.	-	2
	24,330	16,697
Less current portion	(10,432)	(3,411)
	$13,898	$13,286

The FNB term loan agreements require the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreements also contain certain annual financial covenants with which the Company was in compliance as of September 30, 2016.

On June 2, 2016, in connection with the closing of the CSI transaction, CSI entered into a Credit Agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of CSI’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matures on June 2, 2017 and bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to CSI’s fixed charge coverage ratio, with which the Company was in compliance as of September 30, 2016.

On July 26, 2016, as part of its settlement of litigation with Merrick, the Company agreed to issue two promissory notes in favor of Merrick in the amounts of $3,850,000 (the “$3.85MM Note”) and $5,000,000 (the “$5.00MM Note” and, together with the $3.85MM Note, the “Notes”). The Notes are secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow pursuant to that certain Escrow Agreement, dated December 28, 2012 (the “Escrow Agreement”), by and among JetPay, WLES, Trent Voigt, Merrick and JPMorgan Chase (“Chase”). The Merrick Settlement Agreement provides that if JetPay refinances 50% or more of its outstanding debt prior to the maturity date of the $3.85MM Note, the $3.85MM Note shall be paid in full before or as part of that refinancing transaction. The $3.85MM Note was paid in full on October 21, 2016. See Note 14. Subsequent Events.

On October 18, 2016, in connection with the sale of shares of Series A Preferred to Sundara Investment Partners, LLC; the Company entered into an agreement to obtain a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”) from LHLJ, Inc. The term loan, which bears interest at 8%, matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4,750,000 at maturity. The obligations of the Company under the Loan Agreement are guaranteed by the Company and CSI. The Loan Agreement contains certain customary affirmative and negative covenants, including financial covenants relating to ADC’s debt coverage ratio and total leverage ratio during the term of the loan. A portion of the proceeds of the LHLJ Debt Investment was used to simultaneously satisfy our obligations under the Prior ADC Credit Facility, specifically the remaining $4,175,000 balance of the ADC term loan with FNB and the $1 million revolving note payable to FNB. In connection therewith, the Company reclassified $1.55 million of current portion of long-term debt to long-term debt.

Note 8.    Redeemable Convertible Preferred Stock

Under a Securities Purchase Agreement (as amended, the “Flexpoint Purchase Agreement”) entered into on August 22, 2013, the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million in three tranches.  The shares of Series A Preferred had a purchase price of $300 per share.

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to the Flexpoint Purchase Agreement. Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; 33,333 shares on December 28, 2014 for $10.0 million; and 8,333 shares on August 9, 2016 for $2.5 million. The proceeds of the initial $10.0 million investment were used to retire the Ten Lords, Ltd. note payable of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the April 14, 2014 $1.4 million investment were used to satisfy a portion of the Company’s liability to EarlyBirdCapital, Inc. arising from a March 3, 2014 arbitration decision (the “EBC Award”). The proceeds of the November 7, 2014 $6.0 million were used as partial consideration for the acquisition of ACI. The proceeds of the December 28, 2014 $10.0 million investment were used to redeem certain secured convertible preferred notes that matured on December 31, 2014. The proceeds of the August 9, 2016 $2.5 million investment will be used for the payment of certain acquisition expenses related to the CSI acquisition and for general corporate purposes.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the A&R Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain subsequent losses and expenses of the Company. In April 2015, Flexpoint tendered to the Company a claim letter regarding an indemnification claim with respect to the EarlyBirdCapital matter. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

On October 18, 2016, the Company entered into the A&R Securities Purchase Agreement by and among the Company, Flexpoint, and Sundara Investment Partners, LLC. The A&R Purchase Agreement amended the Flexpoint Purchase Agreement to facilitate the Company’s issuance and sale to Sundara Investment Partners, LLC of the 33,667 shares of Series A Preferred that had not yet been purchased by Flexpoint (the “Remaining Shares”). Flexpoint’s right to acquire the Remaining Shares was set to expire on October 11, 2016, but was extended until October 25, 2016 by Amendment No. 1 to the Flexpoint Purchase Agreement, dated October 10, 2016, by and between the Company and Flexpoint. Pursuant to the A&R Purchase Agreement, the Company and Flexpoint provided to Sundara Investment Partners, LLC the sole right to purchase the Remaining Shares, in a single transaction consummated at the signing of the A&R Purchase Agreement, for a purchase price of $10,100,100.

The Series A Preferred has an initial liquidation preference of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and will rank senior to the common stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred will have the right to request redemption of any shares of Series A Preferred issued at least five (5) years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred, subject to certain exceptions.

On May 5, 2014, the Company issued 2,565 shares of Series A-1 Preferred to Wellington for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement (the “Wellington Securities Purchase Agreement”) dated May 1, 2014. Additionally, the Company issued to Wellington 1,350 shares of Series A-1 Preferred on November 20, 2014 for $405,000 and 2,250 shares of Series A-1 Preferred on December 31, 2014 for $675,000. Under the Wellington Securities Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. The proceeds of the total investment to date of $1.85 million by Wellington have been used for general corporate purposes. Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share. Shares of Series A-1 Preferred can be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00. The conversion price of the Series A-1 Preferred is subject to downward adjustment upon the occurrence of certain events as defined in the Wellington Securities Purchase Agreement. Additionally, Wellington has the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint and Sundara Investment Partners, LLC. See Note 14. Subsequent Events.

The Series A-1 Preferred has an initial liquidation preference of $600 per share and ranks senior to the Company’s common stock and pari passu with the Series A Preferred with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the above, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s common stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Wellington Securities Purchase Agreement, the holders of a majority of the Series A-1 Preferred may demand immediate redemption of all or a portion of the Series A-1 Preferred at the then-applicable liquidation value.

The Company considered the guidance of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives, in determining the accounting treatment for its convertible preferred stock instruments. The Company considered the economic characteristics and the risks of the host contract based on the stated and implied substantive terms and features of the instruments; including, but not limited to, its redemption features, voting rights, and conversions rights; and determined that the terms of the preferred stock were more akin to an equity instrument than a debt instrument. Subject to certain exemptions applicable to Sundara Investment Partners, LLC, the shares of Series A Preferred and Series A-1 Preferred are subject to redemption, at the option of the holder, on or after the fifth anniversary of their original purchase. Accordingly, the convertible preferred stock has been classified as temporary equity in the Company’s Consolidated Balance Sheets.

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. There was no beneficial conversion feature upon the 2014, 2015 or 2016 issuances of Series A Preferred to Flexpoint and Sundara Investment Partners, LLC, as applicable, and Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $1.6 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $4.4 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: i) the Company fails to make any required redemption payment with respect to the Series A Preferred; ii) the Company breaches the A&R Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or v) an event of default has occurred under the Loan and Security Agreement, dated as of December 28, 2012, as amended, by and among ADC, PTFS and FNB, or the Loan and Security Agreement dated as of November 7, 2014 by and among ACI and FNB, and such event of default has not been cured within thirty days after receipt of notice thereof.

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

On June 29, 2016, the Board of Directors approved an amendment and restatement of the JetPay Corporation 2013 Stock Incentive Plan, which was subsequently approved by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders held on August 2, 2016. As amended and restated, the 2013 Stock Incentive Plan authorizes the availability of an additional 1,000,000 shares of common stock available for the grant of awards under the 2013 Stock Incentive Plan.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013, the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan. The Company was initially authorized to issue up to 2,000,000 shares of its common stock as awards under the 2013 Stock Incentive Plan. The Company granted options to purchase 505,000 and 200,000 shares of common stock under the 2013 Stock Incentive Plan during the nine months ended September 30, 2016 and 2015, respectively, all at an exercise price of $3.00 per share, except for 250,000 options granted at $2.48 per share in May 2016, the closing price of the Company’s common stock on the date of grant. The grant date fair value of the options granted during the nine months ended September 30, 2016 and 2015 were determined to be approximately $552,000 and $232,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $121,000 and $61,000, respectively, and $285,000 and $203,000 for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized compensation expense as of September 30, 2016 relating to non-vested common stock options was approximately $1.0 million and is expected to be recognized through 2020. During the nine months ended September 30, 2016, no options were exercised and 158,334 options were forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.25	-	5.75 to 6.25	6.25
Risk-free interest rate	1.27% to 1.31%	-	1.27% to 1.50%	1.56%
Volatility	59.9%	-	58.1% to 59.9%	44.8%
Dividend yield	0%	-	0%	0%

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility using a weighted average of both the Company’s stock price and the Company’s peer group stock price for a period consistent with the stock option expected term.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

A summary of stock option activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,401,250	$3.02
Granted	530,000	3.00
Forfeited	(214,168)	3.00
Exercised	-	-
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	505,000	2.74
Forfeited	(158,334)	3.00
Exercised	-	-
Outstanding at September 30, 2016	2,063,748	$2.95
Exercisable at September 30, 2016	884,429	$3.00

The weighted average remaining life of options outstanding at September 30, 2016 was 8.24 years. The aggregate intrinsic value of the exercisable options at September 30, 2016 was $0.

Employee Stock Purchase Plan

On June 29, 2015, the Board of Directors adopted the JetPay Corporation Employee Stock Purchase Plan (the "Purchase Plan"), which was subsequently approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders. The Purchase Plan allows employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two (2) semi-annual purchase dates. The purchase price is equal to 90% of the market value per share on either: (a) the date of grant of a purchase right under the Purchase Plan; or (b) the date on which such purchase right is deemed exercised, whichever is lower.

As of September 30, 2016, an aggregate of 300,000 shares of common stock were reserved for issuance under the Purchase Plan, of which 22,876 shares of common stock were issued on July 1, 2016.

Note 10.    Income Taxes

The Company recorded income tax expense (benefit) of $96,000 and $42,000 for the three months ended September 30, 2016 and 2015, respectively, and $(1.38) million and $143,000 for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense (benefit) reflects the recording of federal and state income taxes. The effective tax rates were approximately (7.7)% and (12.3)% for the three months ended September 30, 2016 and 2015, respectively, and 14.8% and (16.7)% for the nine months ended September 30, 2016 and 2015, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

As of September 30, 2016, due to the acquisition of CSI and its related identifiable intangibles and the recording of an associated $1.86 million deferred tax liability, management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of taxable income created by the reversal of the book amortization of the CSI fixed assets and identifiable intangible assets. Accordingly, management believes recording a partial reduction of the valuation allowance against its federal net deferred tax asset of $1.6 million is appropriate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $9.4 million at September 30, 2016 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick, JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC may be obligated to indemnify Merrick for losses realized from such chargebacks that Merrick is unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through September 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick required JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of June 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter, which amount was released in full to Merrick under the Merrick Settlement Agreement in July 2016, as more fully described below.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC (“JetPay ISO”) filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.7 million. The Company did not believe it had a responsibility to reimburse Merrick for these legal fees and disputed these charges. Accordingly, the Company had not recorded an accrual for these legal fees as of June 30, 2016. These legal fees were eliminated as part of the Merrick Settlement Agreement, as described below.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the Initial Acquisitions, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with Chase as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffered any liability as a result of the Direct Air matter, these shares would be used in partial payment for any such liability, with any remaining shares delivered to WLES.

On July 26, 2016, the Company entered into two related settlement agreements: the Merrick Settlement Agreement and a Settlement Agreement and Release by and among Trent Voigt, WLES and the Company (the “WLES Settlement Agreement”). In connection with the parties’ entry into the Merrick Settlement Agreement, the District Court for the District of Utah dismissed the Direct Air matter with prejudice on July 27, 2016.

As part of the Merrick Settlement Agreement, the Company agreed to release all claims to the $4.4 million held in reserve at Merrick. In addition, the Company issued the Notes to Merrick. The Notes are secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow (the “escrowed shares”) pursuant to the Escrow Agreement. The Merrick Settlement Agreement provides that if JetPay refinances 50% or more of its outstanding debt prior to the maturity date of the $3.85MM Note, the $3.85MM Note shall be paid in full before or as part of that refinancing transaction. The $3.85MM Note was paid in full on October 21, 2016. See Item 14. Subsequent Events.

In connection with its entry into the Merrick Settlement Agreement, JetPay executed three Stipulated and Confessed Judgments in favor of Merrick in the amounts of $32,500,000 (the “First Judgment”), $28,650,000 (the “Second Judgment”) and $27,500,000 (the “Third Judgment” and, together with the First Judgment and the Second Judgment, the “Judgments”), none of which shall be of any effect unless and until JetPay fails to make any payment when due under the Notes. If JetPay fails to make payment when due under the Notes, Merrick, after a five (5) day cure period, can seek to obtain and/or enforce the applicable Judgments in the Federal District Court for Utah or in any court of competent jurisdiction. Merrick may seek to obtain or enforce the First Judgment if a payment default occurs prior to the complete pay-off of either of the Notes (in which case the Second Judgment and Third Judgment shall be of no force or effect). Merrick may seek to obtain or enforce the Second Judgment if a payment default occurs after payoff of the $3.85MM Note but prior to the complete payoff of the $5.00MM Note (in which case the First Judgment and Third Judgment shall be of no force or effect). Merrick may seek to obtain or enforce the Third Judgment if a payment default occurs after payoff of the $5.00MM Note but prior to the complete payoff of the $3.85MM Note (in which case the First Judgment and Second Judgment shall be of no force or effect). On October 21, 2016, the Company paid in full the $3.85MM Note. As a result, only the Second Judgment is available for Merrick’s relief. See Note 14. Subsequent Events.

Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the indebtedness represented by that certain promissory note, dated December 28, 2012 (the “WLES Note”), in the original principal amount of $2,331,369 issued by JetPay in favor of WLES to Merrick. In addition, WLES agreed to amend that certain promissory note, dated June 7, 2013, as amended, in the original principal amount of $491,693 issued by JetPay, LLC in favor of Trent Voigt in order to (a) extend its maturity date from September 30, 2016 to September 30, 2017 and (b) waive all interest payments for the period from September 30, 2016 to September 30, 2017. This note in favor of Mr. Voigt shall become due and payable immediately should Mr. Voigt’s employment with JetPay be terminated other than for cause. In addition, pursuant to the WLES Settlement Agreement, WLES authorized JetPay to arrange a private sale of that number of escrowed shares to the extent necessary to satisfy JetPay’s obligations to Merrick under the $5.00MM Note (up to a total of 2,200,000 escrowed shares). As required by the Merrick Settlement Agreement, (a) any net proceeds from the sale of escrowed shares shall be delivered to Merrick until Merrick has received all principal and interest payments due under the $5.00MM Note, (b) any sale of the escrowed shares shall be made on an arm’s length basis, (c) if such sale is to an affiliate of JetPay, it shall be at a price and upon other terms equivalent to those of an arm’s length sale to an unaffiliated third-party and (d) if the purchase price per share is less than 90% of the most recently listed price per share of JetPay common stock on the NASDAQ Capital Market, then such sale shall be subject to the prior approval of Merrick. All unsold escrowed shares will remain in escrow until all obligations of the Company, JPMS, JetPay ISO, JetPay, LLC and WLES under the Merrick Settlement Agreement are fulfilled. Upon consummation of the sale of more than 1,666,667 of the escrowed shares, JetPay shall issue to WLES fully vested and immediately exercisable warrants with an expiration date of five (5) years from the date of the WLES Settlement Agreement to purchase that number of shares of JetPay common stock equal to 50% of the difference between (a) the number of escrowed shares actually sold by WLES and (b) 1,666,666 shares of JetPay common stock, at an exercise price per share equal to the amount per share paid for the sold escrowed shares. In the event that JetPay defaults on its obligations to Merrick under the Merrick Settlement Agreement and some or all of the remaining escrowed shares are forfeited to Merrick as a result, JetPay agreed to issue to WLES, for no further consideration, that number of shares of JetPay common stock equal to the forfeited escrowed shares. The WLES Settlement Agreement also provides for the allocation of any recoveries by JPMS in connection with the claims brought by JMPS in American Express Travel Related Services and JetPay Merchant Services, LLC v. Valley National Bank, Civil Action No. 2:14-cv-7827 (D. N.J.) between the Company and WLES.

The Company has recorded a Settlement of Legal Matter charge of $6.12 million for the nine months ended September 30, 2016 based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note , less WLES’s agreement to transfer the WLES Note (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $300,000 representing the estimated value of the possible issuance of warrants to WLES as described in the WLES Settlement Agreement. The ultimate loss may differ depending on, among other things, the results of the sale of the escrowed shares.

As previously noted, in connection with its entry into the Merrick Settlement Agreement, the Company also issued two Notes. The $3.85MM Note bears interest at 8% per annum (except that interest shall accrue at a rate of 15% per annum following the occurrence of any event of default thereunder) until the entire principal amount of the $3.85MM Note has been paid in full. The $3.85MM Note was paid in full on October 21, 2016. See Note 14. Subsequent Events. The $5.00MM Note bears no interest until October 14, 2016, after which time it will bear interest at rate of 12% per annum (increasing to 15% per annum upon an event of default thereunder) until the entire principal amount of the $5.00MM Note has been paid in full. JetPay may prepay the $5.00MM Note. All proceeds from any sale of the escrowed shares will be paid to Merrick as a mandatory prepayment of the $5.00MM Note. The outstanding principal balance of the $5.00MM Note, along with all unpaid interest accrued thereon and other amounts owed to Merrick under the $5.00MM Note, shall be due and payable on or before January 11, 2017.

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

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. The Company maintained an accrual of $200,000 for any potential loss settlement related to this matter as of March 31, 2016. On May 16, 2016, the Company settled the lawsuit with BCC and paid $200,000 on June 15, 2016.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who intends to defend the suit. The Company’s is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of September 30, 2016.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of ADC. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended for one year on June 1, 2016. Rent expense under this lease was $135,489 and $129,140 for the three months ended September 30, 2016 and 2015, respectively, and $395,882 and $387,420 for the nine months ended September 30, 2016 and 2015. The Company is currently evaluating its future space needs and reviewing several alternatives, including a possible extension or amendment to the current lease.

JetPay Payment Services retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, Chief Executive Officer of JetPay, LLC. The terms of the lease which expired on January 31, 2016 were commercial. Occupancy continues on a month-to-month basis. Rent expense was $30,000 and $9,000 for the three months ended September 30, 2016 and 2015, respectively, and $90,000 and $27,000 for the nine months ended September 30, 2016 and 2015, respectively.

In connection with the closing of the Company’s acquisition of JetPay, LLC, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $8,100 and $29,800 for the three months ended September 30, 2016 and 2015, respectively, and $67,000 and $88,400 for the nine months ended September 30, 2016 and 2015, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note to Merrick. See Note 11. Commitments and Contingencies.

On August 22, 2013, JetPay, LLC entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $5,000 and $15,000 for the three months ended September 30, 2016 and 2015, respectively, and $16,000 and $238,000 for the nine months ended September 30, 2016 and 2015, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, Chief Executive Officer of JetPay, LLC, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitment and Contingencies, and bears interest at an annual rate of 4% with interest expense of $4,900 recorded for each of the three months ended September 30, 2016 and 2015, and $14,700 recorded for each of the nine months ended September 30, 2016 and 2015. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On October 31, 2014, following the unanimous consent of the Company’s Audit Committee, the Company entered into a letter agreement with WLES, an entity owned by Trent Voigt, that governs the distribution of any proceeds received in connection with the Direct Air matter. The Letter Agreement provides that subject to certain exceptions, after each of the Company and WLES receive out-of-pocket expenses and chargeback losses incurred subsequent to the consummation of the Initial Acquisitions and prior to the consummation of the Initial Acquisitions, respectively, each of the parties will share in any proceeds received pro rata. This agreement was superseded by the WLES Settlement Agreement. See Note 11. Commitment and Contingencies.

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of ADC, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bears interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000, with the first paid on May 6, 2016 and the second due on May 6, 2017. Interest expense related to this promissory note was $1,800 and $3,600 for the three months ended September 30, 2016 and 2015, respectively, and $7,900 and $5,800 for the nine months ended September 30, 2016 and 2015, respectively. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On December 22, 2015, the Company entered into securities purchase agreements (the “Insider Common Stock SPAs”) with each of certain investors, including Bipin C. Shah, its Chairman and then Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. See Note 9. Stockholders’ Equity.

On January 15, 2016, the Company issued the Promissory Notes in favor of each of Bipin C. Shah, Jonathan Lubert and Flexpoint. Amounts outstanding under the Promissory Notes accrued interest at a rate of 12% per annum and carried a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. Interest expense related to the Promissory Notes was $57,500 and $106,250 for the three and nine months ended September 30, 2016, respectively. The maturity date of the Promissory Notes was extended to July 31, 2016 through an extension executed on April 11, 2016. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to September 30, 2016 or the occurrence of an event of a default that is not properly cured or waived. Additionally, Flexpoint increased the principal amount of its expiring Promissory Note from $1,000,000 to $1,400,000, the proceeds of which increase were used to pay off the outstanding balance of the promissory note issued to Bipin C. Shah due on July 31, 2016. Finally, on September 30, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to October 31, 2016. The promissory notes in favor of Mr. Lubert and Flexpoint were paid in full on October 21, 2016. See Note 14. Subsequent Events.

Note 13.    Segments

The Company currently operates in two business segments, the Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the HR and Payroll Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was not material through September 30, 2016 and 2015, and accordingly was included in Corporate in the tables below.

	For the Three Months Ended September 30, 2016
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$11,823	$3,374	$17	$15,214
Cost of processing revenues	8,300	1,878	21	10,199
Selling, general and administrative expenses	2,894	1,377	244	4,515
Settlement of legal matter	(20)	-	-	(20)
Change in fair value of contingent consideration liability	-	-	404	404
Amortization of intangibles and depreciation	721	316	1	1,038
Other expenses	165	61	96	322
Loss before income taxes	$(237)	$(258)	$(749)	$(1,244)

Property and equipment additions	$192	$118	$-	$310

	For the Three Months Ended September 30, 2015
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$7,081	$3,215	$12	$10,308
Cost of processing revenues	4,703	1,723	30	6,456
Selling, general and administrative expenses	1,665	1,142	189	2,996
Change in fair value of contingent consideration liability	-	-	(1)	(1)
Amortization of intangibles and depreciation	539	351	1	891
Other expenses	101	82	125	308
Income (loss) before income taxes	$73	$(83)	$(332)	$(342)

Property and equipment additions	$172	$85	$2	$259

	For the Nine months ended September 30, 2016
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$27,986	$11,037	$46	$39,069
Cost of processing revenues	20,062	5,764	79	25,905
Selling, general and administrative expenses	6,722	3,907	1,467	12,096
Settlement of legal matter	6,120	-	-	6,120
Change in fair value of contingent consideration liability	-	-	234	234
Amortization of intangibles and depreciation	1,918	995	4	2,917
Other expenses	476	201	409	1,086
(Loss) income before income taxes	$(7,312)	$170	$(2,147)	$(9,289)

Total property and equipment, net	$1,626	$547	$31	$2,204
Property and equipment additions	$404	$211	$-	$615
Intangible assets and goodwill	$58,724	$16,954	$-	$75,678
Total segment assets	$91,742	$64,485	$6,600	$162,827

	For the Nine months ended September 30, 2015
	JetPay Payment Processing	JetPay HR and Payroll	General/ Corporate	Total

Processing revenues	$21,614	$10,070	$34	$31,718
Cost of processing revenues	13,989	5,353	90	19,432
Selling, general and administrative expenses	5,224	3,433	915	9,572
Change in fair value of contingent consideration liability	-	-	36	36
Amortization of intangibles and depreciation	1,604	1,042	4	2,650
Other expenses	300	221	363	884
Income (loss) before income taxes	$497	$21	$(1,374)	$(856)

Total property and equipment, net	$919	$573	$36	$1,528
Property and equipment additions	$346	$203	$3	$552
Intangible assets and goodwill	$48,336	$18,013	$-	$66,349
Total segment assets	$71,941	$56,756	$364	$129,061

Note 14.    Subsequent Events

On October 18, 2016, the Company entered into the A&R Purchase Agreement by and among the Company, Flexpoint, and Sundara Investment Partners, LLC, an entity controlled by Laurence L. Stone. The A&R Purchase Agreement amended the Flexpoint Purchase Agreement to facilitate the Company’s issuance and sale to Sundara Investment Partners, LLC of the Remaining Shares. Since the initial closing under the Flexpoint Purchase Agreement on October 11, 2013, the Company had previously issued and sold to Flexpoint an aggregate of 99,666 shares of Series A Preferred for approximately $29,899,900. Flexpoint’s right to purchase the Remaining Shares was set to expire on October 11, 2016, but was extended until October 25, 2016 by Amendment No. 1 to the Flexpoint Purchase Agreement, dated October 10, 2016, by and between the Company and Flexpoint. Pursuant to the A&R Purchase Agreement, the Company and Flexpoint provided Sundara Investment Partners, LLC the sole right to purchase the Remaining Shares, in a single transaction consummated at the signing of the A&R Purchase Agreement, for a purchase price of $10,100,100. The A&R Purchase Agreement also reallocated certain rights held by Flexpoint under the Flexpoint Purchase Agreement between Flexpoint and Sundara Investment Partners, LLC. Sundara Investment Partners, LLC purchased the Remaining Shares on October 18, 2016 (the “Sundara Closing”). Pursuant to the A&R Securities Purchase Agreement and Certificate of Designation of Series A Preferred, as amended, Laurence L. Stone was elected as a Preferred Director (as defined in the Certificate of Designation) on the Company's Board of Directors, effective as of the Sundara Closing.

Additionally, on October 18, 2016, in connection with the Sundara Closing, ADC and PTFS, as borrowers (the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9,500,000. The underlying promissory note will accrue interest at a rate of 8% per annum. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4,750,000 at maturity. The obligations of the Borrowers under the Loan Agreement are guaranteed by the Company and CSI, and are secured by all of the assets of ADC, PTFS and CSI, as well as a pledge by the Company of its ownership interests in ADC, PTFS and CSI. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan.

A portion of the proceeds of the LHLJ Debt Investment was used to simultaneously satisfy the remaining balance of the Prior ADC Credit Facility totaling $5.175 million. In connection with the satisfaction of the Borrowers’ obligations under the Prior ADC Credit Facility, ACI, ADC, the Company and FNB entered into the Second Amendment to the Loan Agreement and Security Agreement, dated as of November 7, 2014, as amended (the “ACI Credit Facility”), by and among ACI, the Company and FNB to release ADC’s guaranty of the obligations of ACI under the ACI Credit Facility and to eliminate provisions relating to the cross-collateralization of the ACI Credit Facility and the Prior ADC Credit Facility.

Finally, on October 21, 2016, the Company used a portion of the proceeds of the LHLJ Debt Investment to satisfy in full the $3.85MM Note due to Merrick, the $1.4 million unsecured promissory note due to Flexpoint, and the $500,000 unsecured promissory note due to Jonathan Lubert.

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

This report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A - Risk Factors of this report and in our Annual Report on Form 10-K, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

We are a provider of payment services – debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: (i) JetPay Payment Services, which provides debit and credit processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings; (ii) JetPay Strategic Partners, an independent sales organization specializing in relationships with banks, credit unions and other financial institutions; (iii) JetPay Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers; and (iv) CSI, a provider of debit and credit card and e-check processing services in the government and utilities channels. We also provide a prepaid debit card, which is focused on providing low-cost money management and payment services to unbanked and under-banked employees of our business customers.

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services, JetPay Strategic Partners, JetPay Payroll Services and CSI to penetrate new customer niches and geographic markets, with a focus towards integration with technology providers in key verticals. Our organic growth strategy also includes cross-marketing initiatives to sell credit and debit card processing services to JetPay Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.  We also plan to introduce new products to enhance our market competitiveness. Our overall strategy also includes looking for cost synergies as we continue to integrate JetPay Payment Services, JetPay Strategic Partners, JetPay Payroll Services and the recently acquired CSI operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

JetPay Payment Processing Segment

Revenues

JetPay Payment Services’, JetPay Strategic Partners’ and CSI’s revenues fall into two categories: transaction processing revenues and merchant discount revenues. As such, our two primary revenue drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the larger a transaction, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction.

CSI functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for its clients. CSI’s clients contract with CSI for all credit card processing services, including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, CSI is the primary obligor in these transactions and is solely responsible for all processing costs including interchange fees. Further, CSI sets prices as it deems reasonable for each merchant. The gross fees we collect are intended to cover the interchange, assessments, and other processing fees and include our margin on the transactions processed. For these reasons, CSI is the principal obligor in the contractual relationship with its customers and therefore CSI records its revenues, including interchange and assessments, on a gross basis. Revenues reported by CSI include interchange fees of $1.98 million and $2.71 million for the three and nine months ended September 30, 2016, respectively. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.”

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

JetPay HR and Payroll Segment

Revenues

The majority of revenues from JetPay Payroll Services is derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  JetPay Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay Payroll Services has seen a significant increase in revenue from its HCM services, including Affordable Care Act and time and attendance services.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following tables represent a comparison of the results of our operations for the three month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	For the Three Months Ended September 30, 2016
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$15,214	$17	$3,374	$11,823
Cost of processing revenues	10,199	21	1,878	8,300
Gross profit (loss)	5,015	(4)	1,496	3,523
Selling, general, and administrative expenses	4,515	244	1,377	2,894
Settlement of legal matter	(20)	-	-	(20)
Change in fair value of contingent consideration liability	404	404	-	-
Amortization of intangibles	865	-	259	606
Depreciation	173	1	57	115
Operating loss	(922)	(653)	(197)	(72)
Interest expense	301	76	58	167
Amortization of deferred financing, debt discounts, and conversion options	24	20	4	-
Other expense (income)	(3)	-	(1)	(2)
Loss before taxes	(1,244)	(749)	(258)	(237)
Income tax expense	96	-	11	85
Net loss	(1,340)	(749)	(269)	(322)
Accretion of convertible preferred stock	(1,557)	(1,557)	-	-
Net loss applicable to common stockholders	$(2,897)	$(2,306)	$(269)	$(322)

	For the Three Months Ended September 30, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$10,308	$12	$3,215	$7,081
Cost of processing revenues	6,456	30	1,723	4,703
Gross profit (loss)	3,852	(18)	1,492	2,378
Selling, general, and administrative expenses	2,996	189	1,142	1,665
Change in fair value of contingent consideration liability	(1)	(1)	-	-
Amortization of intangibles	768	-	281	487
Depreciation	123	1	70	52
Operating (loss) income	(34)	(207)	(1)	174
Interest expense	210	36	72	102
Amortization of deferred financing, debt discounts, and conversion options	98	89	9	-
Other expense (income)	-	-	1	(1)
(Loss) income before taxes	(342)	(332)	(83)	73
Income tax expense	42	-	5	37
Net (loss) income	(384)	(332)	(88)	36
Accretion of convertible preferred stock	(1,316)	(1,316)	-	-
Net (loss) income applicable to common stockholders	$(1,700)	$(1,648)	$(88)	$36

Revenues

Revenues were $15.21 million and $10.31 million for the three months ended September 30, 2016 and 2015, respectively. Overall revenues increased $4.90 million or 47.5%, in 2016 as compared to 2015. Of the $15.21 million of revenues for the three months ended September 30, 2016, $3.37 million, or 22%, was generated from our JetPay HR and Payroll Segment and $11.82 million, or 78%, from our JetPay Payment Processing Segment. Of the $10.31 million of revenues for the three months ended September 30, 2015, $3.22 million, or 31%, was generated from our JetPay HR and Payroll Segment and $7.08 million, or 69%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $4.74 million, or 66.9%, for the three months ended September 30, 2016 as compared to 2015. Revenues for our JetPay Strategic Partners’ operation were relatively consistent for the three months ended September 30, 2016 as compared to 2015, our Texas based JetPay Payment Services operation’s revenues increased $153,000 or 3.1%, excluding the revenues associated with CSI of $428,000 eliminated in consolidation, in the third quarter of 2016 as compared to the same period in 2015, and revenues for CSI, acquired on June 2, 2016, were $4.59 million. Excluding the CSI revenues, our Payment Processing Segment’s revenues increased $155,000, or 2.2%, in the third quarter of 2016 as compared to the same period in 2015. The most significant changes within our Texas based JetPay Payment Services’ operations were a decrease in our front-end processing only revenues of $389,000, offset by an increase in direct merchant services revenues of $367,000, and an increase of $603,000 in our third party ISO, VAR and ISV business.

JetPay HR and Payroll Segment’s revenues increased $159,000, or 4.9%, for the three months ended September 30, 2016 as compared to the same period in 2015. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015. Growth in our new HR related services was approximately $77,000 or 48.4% of our HR and Payroll Segment’s revenue growth in the three months ended September 30, 2016.

Cost of Processing Revenues

Cost of revenues were $10.20 million, or 67.0% of revenues, and $6.46 million, or 62.6% of revenues, for the three months ended September 30, 2016 and 2015, respectively. Of the $10.20 million cost of revenues for the three months ended September 30, 2016, $1.88 million, or 18.5%, related to our HR and Payroll Segment and $8.30 million, or 81.5%, related to our Payment Processing Segment. Of the $6.46 million cost of revenues for the three months ended September 30, 2015, $1.72 million, or 26.6%, related to our HR and Payroll Segment and $4.70 million, or 73.4%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $4.70 million, or 66.4% of revenues in 2015 to $8.30 million, or 70.2% of revenues in 2016, an increase of $3.60 million, or 76.5%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, including the addition of the cost of processing revenues related to the CSI acquisition of $2.78 million, excluding processing costs eliminated in consolidation, as well as the decrease in front-end processing only revenues and increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Processing Segment decreased from 33.6% in 2015 to 29.8% in 2016 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin third party ISO revenues, combined with the impact of lower margin CSI revenues and the continued investments made in technology professionals.

The cost of processing revenues within our HR and Payroll Segment increased $155,000, increasing as a percentage of revenues from 53.6% in 2015 to 55.7% in 2016 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in cost of processing revenues was a decrease in gross profit margin within our HR and Payroll Segment from 46.4% in 2015 to 44.3% in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $4.5 million, or 29.7% of revenues, for the three months ended September 30, 2016 as compared to $3.0 million, or 29.1% of revenues, for the same period in 2015.

SG&A expenses within the Payment Processing Segment were $2.89 million or 24.5% of revenues in 2016, as compared to $1.67 million, or 23.5% of revenues in 2015. This increase in SG&A expenses was largely the result of SG&A expenses related to CSI of $1.06 million for the three months ended September 30, 2016, as well as an increase in sales staff and marketing costs to attract new business.

SG&A expenses within the HR and Payroll Segment increased from $1.14 million in 2015 to $1.38 million in 2016, an increase of approximately $235,000, or 20.6%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $244,000 for the three months ended September 30, 2016, including the benefit of $630,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $189,000 in the same period of 2015. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended September 30, 2016 included $32,000 of transaction costs related to the CSI acquisition. SG&A expenses for the three months ended September 30, 2016 also included non-cash stock-based compensation expense of $121,000 as compared to $61,000 in 2015. The SG&A expenses of the HR and Payroll Segment include $90,000 of corporate allocated costs in the three months ended September 30, 2016 and 2015, and the Payment Processing Segment includes $540,000 and $320,000 of corporate allocated costs in the third quarter of 2016 and 2015, with an offsetting reduction in corporate SG&A expenses of $630,000 and $410,000 for the three months ended September 30, 2016 and 2015, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $1.04 million and $891,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily related to increased depreciation expense on 2015 and 2016 capital expenditures and amortization of the CSI intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 was $301,000 and $210,000, respectively. The increase in interest expense in 2016 was primarily related to the Revolving Note in favor of FNB and the promissory note in favor of C. Nicholas and Carol A. Antich, both entered into in May 2015, the Promissory Notes issued to certain related parties in January 2016, the Fifth Third Bank term note executed on June 2, 2016 in connection with the CSI acquisition, and the Notes in favor of Merrick issued on July 26, 2016.

Income Taxes

The Company recorded income tax expense of $96,000 and $42,000 for the three months ended September 30, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (7.7)% and (12.3)% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Nine months Ended September 30, 2016 and 2015

The following tables represent a comparison of the results of our operations for the nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	For the Nine Months Ended September 30, 2016
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$39,069	$46	$11,037	$27,986
Cost of processing revenues	25,905	79	5,764	20,062
Gross profit (loss)	13,164	(33)	5,273	7,924
Selling, general, and administrative expenses	12,096	1,467	3,907	6,722
Settlement of legal matter	6,120	-	-	6,120
Change in fair value of contingent consideration liability	234	234	-	-
Amortization of intangibles	2,377	-	778	1,599
Depreciation	540	4	217	319
Operating (loss) income	(8,203)	(1,738)	371	(6,836)
Interest expense	812	145	186	481
Amortization of deferred financing, debt discounts, and conversion options	280	264	16	-
Other income	(6)	-	(1)	(5)
(Loss) income before taxes	(9,289)	(2,147)	170	(7,312)
Income tax (benefit) expense	(1,378)	(1,602)	34	190
Net (loss) income	(7,911)	(545)	136	(7,502)
Accretion of convertible preferred stock	(4,424)	(4,424)	-	-
Net (loss) income applicable to common stockholders	$(12,335)	$(4,969)	$136	$(7,502)

	For the Nine Months Ended September 30, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll	JetPay Payment Processing
Processing revenues	$31,718	$34	$10,070	$21,614
Cost of processing revenues	19,432	90	5,353	13,989
Gross profit (loss)	12,286	(56)	4,717	7,625
Selling, general, and administrative expenses	9,572	915	3,433	5,224
Change in fair value of contingent consideration liability	36	36	-	-
Amortization of intangibles	2,303	-	841	1,462
Depreciation	347	4	201	142
Operating income (loss)	28	(1,011)	242	797
Interest expense	613	104	206	303
Amortization of deferred financing, debt discounts, and conversion options	274	259	15	-
Other income	(3)	-	-	(3)
(Loss) income before taxes	(856)	(1,374)	21	497
Income tax expense	143	-	31	112
Net (loss) income	(999)	(1,374)	(10)	385
Accretion of convertible preferred stock	(3,781)	(3,781)	-	-
Net (loss) income applicable to common stockholders	$(4,780)	$(5,155)	$(10)	$385

Revenues

Revenues were $39.07 million and $31.72 million for the nine months ended September 30, 2016 and 2015, respectively. Overall revenues increased $7.35 million, or 23.2%, in 2016 as compared to 2015. Of the $39.07 million of revenues for the nine months ended September 30, 2016, $11.04 million, or 28%, was generated from our JetPay HR and Payroll Segment and $27.99 million, or 72%, from our JetPay Payment Processing Segment. Of the $31.72 million of revenues for the nine months ended September 30, 2015, $10.07 million, or 32.0%, was generated from our JetPay HR and Payroll Segment and $21.61 million, or 68.0%, from our JetPay Payment Processing Segment.

JetPay Payment Processing Segment’s revenues increased $6.37 million, or 29.5%, for the nine months ended September 30, 2016 as compared to 2015. Revenues from our JetPay Strategic Partners’ operation increased $484,000, or 9.0%, for the nine months ended September 30, 2016 as compared to 2015, our Texas based JetPay Payment Services operation’s revenues decreased $308,000, or 1.9%, excluding the revenues associated with CSI of $562,000 eliminated in consolidation, in the first nine months of 2016 as compared to the same period in 2015, and CSI provided $6.2 million of revenues. The most significant changes within our Texas based JetPay Payment Services’ operations were an increase of $850,000 in our third party business and an increase of $431,000 in direct merchant services revenues. These gains were offset by a decrease of $1.03 million in our processing and clearing business.

JetPay HR and Payroll Segment’s revenues increased $967,000, or 9.6%, for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015. Growth in our new HR related services was approximately $739,000 or 76.4% of our JetPay HR and Payroll Segment’s revenue growth in the nine months ended September 30, 2016.

Cost of Processing Revenues

Cost of revenues were $25.91 million, or 66.3% of revenues, and $19.43 million, or 61.3% of revenues, for the nine months ended September 30, 2016 and 2015, respectively. Of the $25.91 million cost of revenues for the nine months ended September 30, 2016, $5.76 million, or 22%, related to our HR and Payroll Segment and $20.06 million, or 78%, related to our Payment Processing Segment. Of the $19.43 million of cost of revenues for the nine months ended September 30, 2015, $5.35 million, or 28%, related to our HR and Payroll Segment and $13.99 million, or 72%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Processing Segment increased from $13.99 million, or 64.7% of revenues in 2015 to $20.06 million, or 71.7% of revenues in 2016, an increase of $6.07 million, or 43.4%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, including the addition of the cost of processing revenues related to the CSI acquisition of $3.77 million, excluding processing costs eliminated in consolidation, as well as the decrease in front-end processing only revenues and increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Processing Segment decreased from 35.3% in 2015 to 28.3% in 2016 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin third party ISO revenues, combined with the impact of lower margin CSI revenues and the continued investments made in technology professionals.

The cost of processing revenues within our HR and Payroll Segment increased $411,000, decreasing as a percentage of revenues from 53.2% in 2015 to 52.2% in 2016 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this decrease in costs of processing revenues as a percentage of revenues was an increase in gross profit margin within our Payroll Segment from 46.8% in 2015 to 47.8% in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $12.10 million, or 31.0% of revenues, for the nine months ended September 30, 2016 as compared to $9.57 million, or 30.2% of revenues, for the same period in 2015.

SG&A expenses within the Payment Processing Segment increased from $5.22 million or 24.2% of revenues in 2015, to $6.72 million, or 24.0% of revenues in 2016. This increase was largely the result of SG&A expenses related to CSI of $1.42 million and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within the HR and Payroll Segment increased from $3.43 million in 2015 to $3.91 million in 2016, an increase of approximately $474,000, or 13.8%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $1.47 million for the nine months ended September 30, 2016, including the benefit of $1.59 million of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $915,000 in the same period of 2015, including $1.31 million of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the nine months ended September 30, 2016 included $669,000 of transaction costs related to the CSI acquisition. SG&A expenses for the nine months ended September 30, 2016 also included non-cash stock-based compensation expense of $285,000 as compared to $203,000 in 2015. The SG&A expenses of the HR and Payroll Segment include $270,000 of corporate allocated costs in both the nine months ended September 30, 2016 and 2015, and the Payment Processing Segment includes $1.32 million and $1.04 million of corporate allocated costs in the first nine months of 2016 and 2015, respectively, with an offsetting reduction in corporate SG&A expenses of $1.59 million and $1.31 million for the nine months ended September 30, 2016 and 2015, respectively.

Settlement of Legal Matter

Settlement of Legal Matter charge of $6.12 million reflects the Company’s anticipated loss based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’ agreement to transfer the WLES Note (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note, less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $300,000 representing the estimated value of the possible issuance of warrants to WLES as described in the WLES Settlement Agreement. The ultimate loss may differ depending on, among other things, the results of the sale of the escrowed shares.

Depreciation and Amortization

Depreciation and amortization totaled $2.92 million and $2.65 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily related to increased depreciation expense on 2015 and first nine months of 2016 capital expenditures and the amortization of the CSI intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the nine months ended September 30, 2016 and 2015 was $812,000 and $613,000, respectively. The increase in interest expense in 2016 was primarily related to the Revolving Note in favor of FNB and the Antich promissory note, both entered into in May 2015, the Promissory Notes issued to certain related parties in January 2016, the Fifth Third Bank term note issued on June 2, 2016 in connection with the CSI acquisition, and the Notes issued to Merrick on July 26, 2016.

Income Taxes

The Company recorded income tax (benefit) expense of $(1.38) million and $143,000 for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately 14.8% and (16.7)% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $5.4 million at September 30, 2016, excluding $2.1 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 30% and 23% at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had a working capital deficit, excluding funds held for clients and client funds obligations, of approximately $5.3 million. Our working capital deficit at September 30, 2016 was satisfied with proceeds from the October 18, 2016 sale of Series A Preferred shares to Sundara Investment Partners, LLC and the LHLJ Debt Investment. On October 18, 2016, we sold 33,667 shares of Series A preferred to Sundara Investment Partners, LLC under an Amended and Restated Securities Purchase Agreement (the “A&R Purchase Agreement”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara Investment Partners, LLC, we also entered into a Loan and Security Agreement with a related entity of Sundara Investment Partners, LLC, LHLJ, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy our remaining obligations under the Prior ADC Credit Facility. Finally, on October 21, 2016, we used a portion of the proceeds of the LHLJ debt investment to satisfy in full the $3.85 million Note due to Merrick, the $1.4 million unsecured promissory note due to Flexpoint, and the $500,000 unsecured promissory note due to Jonathan Lubert.

We expect to fund our cash needs, including capital required for debt service and capital expenditures, with cash flow from our operating activities, equity investments and borrowings. In addition to the payoff of $5.75 million of long-term debt on October 21, 2016, we will require approximately $4.3 million to cover our interest and principal payments on our existing debt for the twelve months ending September 30, 2017. The Company also has a requirement as part of the Merrick Settlement to pay Merrick $5.0 million under a note agreement through the sale of the escrowed shares. There is no assurance that we will sell the escrowed shares at a price great enough to satisfy this $5.0 million note to Merrick on January 11, 2017. In addition to the long-term debt noted above, on January 15, 2016, the Company entered into unsecured promissory notes with each of Bipin C. Shah, the Company’s Chairman and then Chief Executive Officer, Jonathan Lubert, a Director of the Company, and Flexpoint, in the amounts of $400,000, $500,000, and $1,050,000, respectively (the “Promissory Notes”). On July 27, 2016, the Promissory Note with Jonathan Lubert was amended to have an expiration date of September 30, 2016; the Promissory Note with Flexpoint was amended to have an expiration date of September 30, 2016 and the principal amount outstanding under the note was increased to $1,400,000; and the proceeds from the increase in the principal amount outstanding under the Promissory Note with Flexpoint was used to pay off the Promissory Note to Bipin C. Shah in full. On September 30, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to October 31, 2016. On October 21, 2016, both Promissory Notes were satisfied in full.

As previously disclosed, on October 11, 2013, we were successful in selling an initial 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10 million, less certain costs, 4,667 shares of Series A Preferred on April 14, 2014 for $1.4 million, 20,000 shares of Series A Preferred on November 7, 2014 for $6.0 million, 33,333 shares of Series A Preferred on December 28, 2014 for $10.0 million, and 8,333 shares of Series A Preferred on August 9, 2016 for $2.5 million. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC under the A&R Purchase Agreement for $10.1 million, less certain costs. See Note 14. Subsequent Events. Finally, the Company sold 6,165 shares of Series A-1 Preferred to Wellington for an aggregate of $1.85 million, and it has an agreement to potentially sell an additional $850,000 of shares of Series A-1 Preferred to Wellington. Additionally, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs. If the Company is unable to raise additional capital through additional equity investments or borrowing, it may need to limit its level of capital expenditures and future growth plans.

Capital expenditures were $310,000 and $259,000 for the three months ended September 30, 2016 and 2015, respectively, and $615,000 and $552,000 for the nine months ended September 30, 2016 and 2015, the 2016 capital expenditures excluding the $93,000 of fixed assets acquired in the Company’s acquisition of CSI. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Processing and JetPay HR and Payroll, at approximately $350,000 to $500,000 for the remainder of 2016, principally related to technology improvements. We intend to finance a portion of these capital expenditures with proceeds from possible new loans and capital lease obligations. Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. We believe we will generate sufficient cash and have sufficient cash reserves to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining loans and equity investments. To fund our current debt service needs, expand our technology platforms for new business initiatives, and pursue possible future acquisitions, we will need to raise additional capital through loans or additional equity investments. We are investigating the capital markets for sources of funding, which could take the form of additional debt, restructuring of our current debt, or equity financing. While successful in the past, we cannot provide any assurance that we will be successful in securing new financing, restructuring our current debt, or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to delay certain technology capital improvements, limit our planned level of capital expenditures and future growth plans, and even dispose of operating assets to generate cash to sustain operations and fund ongoing, non-discretionary capital investments.

Debt Capitalization and Other Financing Arrangements

At September 30, 2016, we had borrowings of approximately $24.3 million. We also had a letter of credit outstanding at September 30, 2016 of $100,000 as collateral with respect to a front-end processing relationship with a credit card company. Additionally, on August 21, 2013 a letter of credit for $1.9 million was issued and remained outstanding at December 31, 2015 as a reserve with respect to JetPay, LLC’s processing relationship with Wells Fargo Bank, N.A. The letter of credit, which matured in January 2016, was replaced with a cash deposit from the proceeds of the Promissory Notes entered into with related parties.

On December 28, 2012, ADC and PTFS, as borrowers, entered into the Loan and Security Agreement with FNB, as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the loan accrued interest at a rate of 4% per annum. The loan matures on December 28, 2019 and amortizes over the course of the loan in equal monthly installments of $107,143. The principal balance of this term loan was $4.18 million at September 30, 2016 and was paid in full on October 21, 2016.

In connection with the closing of the Initial Acquisitions, we entered into a Note and Indemnity Side Agreement. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue the WLES Note. Interest accrued on amounts due under the WLES Note at a rate of 5% per annum. Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the WLES Note o Merrick. See Note 11. Commitments and Contingencies.

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, ACI and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Strategic Partners for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Strategic Partners with a value of approximately $3.7 million on the date of acquisition. The JetPay Strategic Partners’ unitholders were entitled to receive additional cash consideration of $2.4 million, $1.2 million of which was paid on April 10, 2015 and $1.2 million of which was paid on April 10, 2016, and are entitled to earn up to an additional $500,000 based on the net revenues of JetPay Strategic Partners for the twelve month periods ending October 31, 2015 and 2016, of which $186,000 was paid to the previous unitholders of ACI in February 2016. In order to finance a portion of the proceeds paid to the JetPay Strategic Partners’ unitholders, JetPay Strategic Partners, as borrower, and the Company and ADC, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with FNB with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167 beginning in November 2015. The principal balance of this term loan was $6.35 million at September 30, 2016. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On May 6, 2015, ADC and PTFS, as borrowers, along with JetPay Corporation, ACI, and JetPay, LLC, collectively as loan parties, entered into a First Amendment and Joinder Agreement to the Loan and Security Agreement dated December 28, 2012 and a Revolving Credit Note (the “Revolving Note”) dated May 6, 2015 with FNB, as the lender. The Revolving Note provides a $1.0 million revolving credit facility that matures on May 6, 2017 and accrues interest at the rate of the Wall Street Journal Prime rate plus 1.00%, with a floor of 4.25%. On May 6, 2015, the proceeds of the $1.0 million Revolving Note, along with $650,000 of current cash and cash equivalents, were used to partially fund a $2.0 million deferred consideration liability due to the stockholders of ADC. The principal balance of this Revolving Note was $1.0 million at September 30, 2016 and was paid in full on October 21, 2016.

On January 15, 2016, we entered into the Promissory Notes. Amounts outstanding under the Promissory Notes accrued interest at a rate of 12% per annum. On April 11, 2016, the Company entered into Consent to Amendment of Promissory Note letter agreements with each of Messrs. Shah and Lubert, and Flexpoint to extend until July 31, 2016 the maturity dates of the Promissory Notes. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to September 30, 2016 or the occurrence of an event of a default that is not properly cured or waived. Additionally, Flexpoint increased the principal amount of its expiring Promissory Note from $1,000,000 to $1,400,000. On September 30, 2016, Jonathan Lubert and Flexpoint extended the term of their Promissory Notes to October 31, 2016. The Promissory Notes were repaid on October 21, 2016. The proceeds of $1.9 million from the Promissory Notes were used as cash collateral recorded as restricted cash to replace the $1.9 million letter of credit in favor of Wells Fargo Bank, N.A. We are currently working with several financial institutions to secure a $1.9 million letter of credit at which time the restricted cash reserves would be released to the Company. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms.

On June 2, 2016, in connection with the closing of the CSI transaction, CSI and the Company entered into a Credit Agreement with Fifth Third Bank. In connection with the Credit Agreement, CSI issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of CSI in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note matures on June 2, 2017 and the bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are secured by the assets of CSI and guaranteed by JetPay. The Credit Agreement contains certain customary covenants, including a financial covenant related to CSI’s fixed charge coverage ratio, which the Company was in compliance as of September 30, 2016.

On July 26, 2016, as part of the Merrick Settlement Agreement, the Company agreed to issue in favor of Merrick the $3.85MM Note and the $5.00MM Note. The Notes are secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow pursuant to the Escrow Agreement (described above). The Merrick Settlement Agreement provides that if JetPay refinances 50% or more of its outstanding debt prior to the maturity date of the $3.85MM Note, the $3.85MM Note shall be paid in full before or as part of that refinancing transaction. The $3.85MM Note was satisfied in full on October 21, 2016.

On October 18, 2016, in connection with the Sundara Closing, ADC and PTFS, as borrowers (the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9,500,000 (the “LHLJ Debt Investment”). The Loan Agreement and the underlying promissory note bears interest at 8%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4,750,000 at maturity. The obligations of the Borrowers under the Loan Agreement are guaranteed by the Company and CSI, and are secured by all of the assets of ADC, PTFS and CSI, as well as a pledge by the Company of its ownership interests in ADC, PTFS and CSI. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The Borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan.

A portion of the proceeds of the LHLJ Debt Investment was used to simultaneously satisfy the remaining balance of $4,175,000 of the Term Loan dated December 28, 2012, as amended (the “Prior ADC Credit Facility”), by and between the ADC, PTFS and FNB and the $1 million revolving note payable to FNB. In connection with the satisfaction of the Borrowers’ obligations under the Prior ADC Credit Facility, ACI, ADC, the Company and FNB entered into the Second Amendment to the Loan Agreement and Security Agreement, dated as of November 7, 2014, as amended (the “ACI Credit Facility”), by and among ACI, the Company and FNB to release ADC’s guaranty of the obligations of ACI under the ACI Credit Facility and to eliminate provisions relating to the cross-collateralization of the ACI Credit Facility and the Prior ADC Credit Facility.

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

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, we incurred (i) $95,000 of deferred financing fees related to the issuance of the Promissory Notes and (ii) $16,600 of deferred financing fees related to CSI’s term note and revolving note, each in favor of Fifth Third Bank. Unamortized deferred financing costs were $71,000 at September 30, 2016.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of September 30, 2016 consisted of an outstanding letter of credit issued by JetPay in the amount of $100,000 which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2016, excluding fair value and conversion option debt discounts and the effect of the refinancing subsequent to September 30, 2016 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt and capital lease obligations (1)	$24,330	$11,983	$9,342	$2,901	$104
Minimum operating lease payments	842	647	195	-	-
Total	$25,172	$12,630	$9,537	$2,901	$104

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.3 million.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $1.47 million for the nine months ended September 30, 2016. Cash used in operating activities in this period was primarily due to a net loss of $7.9 million, an increase in prepaid expenses and other assets of $276,000, an increase in deferred income tax liability of $1.6 million, and a decrease in deferred revenue of $259,000, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets, deferred financing fees and debt discounts and conversion options of $3.2 million, a change in fair value of contingent consideration liability of $234,000, stock based compensation expenses of $285,000, recognition of a note payable in connection with the settlement of a legal matter of $1.85 million, a decrease in other assets of $4.1 million, a decrease in accounts receivable of $1.1 million, a net decrease in settlement processing assets and liabilities of $555,000, and an increase in accounts payable, accrued expenses, and other liabilities of $74,000.

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

Investing Activities. Cash provided by investing activities totaled $4.0 million for the nine months ended September 30, 2016, including a decrease of $4.4 million in restricted cash and equivalents held to satisfy client obligations and cash acquired in the CSI acquisition of $519,000, all partially offset by the purchase of property and equipment of $615,000 and an investment in acquired CSI technology of $351,000.

Cash provided by investing activities totaled $4.8 million for the nine months ended September 30, 2015, including a decrease of $5.3 million in restricted cash and cash equivalents held to satisfy client obligations, partially offset by purchases of property and equipment of $552,000.

Financing Activities. Cash used in financing activities totaled $5.6 million for the nine months ended September 30, 2016, which included proceeds from issuance of promissory notes of $2.0 million, proceeds from the sale of preferred stock, net of issuance costs, of $2.5 million, proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $47,000, and proceeds from issuance of common stock, net of issuance costs, of $64,000, all offset by a decrease of $4.4 million in client fund obligations, $2.4 million of cash used for routine payments on long-term debt, an increase in restricted cash reserves of $1.9 million, payment of deferred and contingent acquisition consideration of $1.4 million, and payment of deferred financing fees associated with new borrowings of $112,000.

Cash used in financing activities totaled $8.2 million for the nine months ended September 30, 2015, which included a decrease of $5.3 million in client fund obligations, payment of deferred acquisition consideration of $2.85 million and $1.0 million of cash used for routine payments on long-term debt, all partially offset by proceeds from notes payable of $1.0 million.

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

CSI expects increased revenues during the second and fourth quarters due to certain government client billing cycles related largely to tax payments.

Effects of Inflation

JetPay Payroll Services’, JetPay Payment Services’ and CSI’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenues. While these can be positive or negative, since a portion of JetPay Payment Services’ revenues are derived as a percentage of dollar volume processed, JetPay Payment Services’ revenues will generally rise when inflation rises. Additionally, JetPay Payroll Services’ revenues include the interest earned on the funds held for clients investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company; as a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended September 30, 2016 that are reasonably likely to materially affect our internal control over financial reporting.

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

Our ongoing ability to comply with the financial and other covenants contained in the agreements governing our indebtedness, including but not limited to our credit agreements with First National Bank (f/k/a Metro Bank), Fifth Third Bank, and LHLJ, Inc. and the Note in favor of Merrick, depends largely on the achievement of adequate levels of cash flow. Our failure to comply with these covenants may result in the acceleration of our indebtedness or result in the imposition of stipulated and confessed judgments against the Company and may have a material adverse effect on our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Jonathan Lubert (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.2	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.3	Settlement and Release Agreement dated July 26, 2016 between Merrick Bank Corporation, JetPay Merchant Services, LLC, JetPay ISO Services, LLC, JetPay, LLC, WLES, L.P., and JetPay Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.4	Settlement and Release Agreement dated July 26, 2016 between Trent Voigt, WLES, L.P., JetPay Corporation, JetPay, LLC, JetPay Merchant Services, LLC and JetPay ISO Services, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.5	Promissory Note, dated July 26, 2016, made by JetPay Corporation in favor of Merrick Bank Corporation in the amount of $3,850,000 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.6	Promissory Note, dated July 26, 2016, made by JetPay Corporation in favor of Merrick Bank Corporation in the amount of $5,000,000 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.7	Amended and Restated Employment Agreement, dated August 23, 2016, by and between the Company and Michael Collester (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).
10.8	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Jonathan Lubert (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
10.9	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

DATE:	November 14, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Jonathan Lubert (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.2	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.3	Settlement and Release Agreement dated July 26, 2016 between Merrick Bank Corporation, JetPay Merchant Services, LLC, JetPay ISO Services, LLC, JetPay, LLC, WLES, L.P., and JetPay Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.4	Settlement and Release Agreement dated July 26, 2016 between Trent Voigt, WLES, L.P., JetPay Corporation, JetPay, LLC, JetPay Merchant Services, LLC and JetPay ISO Services, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.5	Promissory Note, dated July 26, 2016, made by JetPay Corporation in favor of Merrick Bank Corporation in the amount of $3,850,000 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.6	Promissory Note, dated July 26, 2016, made by JetPay Corporation in favor of Merrick Bank Corporation in the amount of $5,000,000 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).
10.7	Amended and Restated Employment Agreement, dated August 23, 2016, by and between the Company and Michael Collester (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).
10.8	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Jonathan Lubert (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
10.9	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

