Form 10-K
period 2016-12-31
JetPay Corp
filed 2017-03-24
CIK 1507986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________ .

Commission File Number 001-35170

Jetpay Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)

3939 West Drive, Center Valley, PA 18034
(Address of Principal Executive Offices including zip code)

Registrant’s Telephone Number, Including Area Code (610) 797-9500

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ NO ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $20.6 million based on the number of shares held by non-affiliates as of June 30, 2016, and the last reported sale price of the registrant’s common stock on June 30, 2016.

As of March 21, 2017, the latest practicable date, 15,588,984 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

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

PART I.

Item 1. Business

Introduction

We are a provider of payment services, including debit and credit card processing, payroll and human capital management services (“HCM services”) and card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: (i) JetPay Payment Services, TX, LLC, formerly JetPay, LLC ( “JetPay Payments, TX”), a full service, front-end and back-end processor specializing in e-Commerce, Mobile, and custom payment processing ; (ii) JetPay Payment Services, PA, LLC, formerly ACI Merchant Systems, LLC (“JetPay Payments, PA”), an independent sales organization (“ISO”) specializing in relationships with banks, credit unions, and other financial institutions, as well as industry association relationships, provides debit and credit card processing and Automated Clearing House (“ACH”) payment services to small and medium-sized businesses, as well as large entities who process internet transactions and recurring billings; (iii) JetPay Payment Services, FL, LLC, formerly CollectorSolutions, LLC (“JetPay Payments, FL”), a payment service provider that specializes in government, utility, and non-profit payments and provider of MAGIC®, a payments gateway that provides real-time integrated solutions to merchants within its verticals; and (iv) JetPay HR & Payroll Services, Inc., formerly A.D. Computer Corporation (“JetPay HR & Payroll”), which provides HCM services including, payroll, tax filing, time and attendance, HR services, services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and other related services to small and medium-sized employers. Our principal executive offices are located at 3939 West Drive, Center Valley, PA 18034, and our telephone number is (610) 797-9500. Our website is located at www.jetpay.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Annual Report on Form 10-K.

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

Since our incorporation, we have grown our business through organic growth and acquisitions. On December 28, 2012, we completed the acquisitions of JetPay HR & Payroll and JetPay Payments, TX. On November 7, 2014, we completed the acquisition of JetPay Payments, PA. Most recently, on June 2, 2016, we completed the acquisition of JetPay Payments, FL pursuant to the terms of an Agreement and Plan of Merger, dated February 22, 2016, by and among us, CSI Acquisition Sub One, LLC, a Delaware limited liability company and wholly-owned subsidiary of JetPay (“Merger Sub One”), CSI Acquisition Sub Two, LLC, a Delaware limited liability company and wholly-owned subsidiary of Merger Sub One, CollectorSolutions, Inc. (“CSI”) and Gene M. Valentino, an individual, in his capacity as representative of the shareholders of CSI. We acquired all of the outstanding equity interest of CSI from the stockholders of CSI in exchange for consideration in the form of our common stock and the assumption of debt.

JetPay Payment Services Business

Company Background and History

JetPay Payments, TX, JetPay Payments, PA, and JetPay Payments, FL operate within our JetPay Payment Services Segment. Our JetPay Payment Services Segment represented over $40.7 million in annual revenues in 2016 and approximately 10,080 end-use customers. In this Annual Report on Form 10-K, we sometimes refer to JetPay Payments, TX, JetPay Payments, PA and JetPay Payments, FL, collectively, as “JetPay Payment Services.”

JetPay Payments, TX is a full end-to-end processor with direct connections for authorization and settlement to all major networks enabling it to provide debit and credit card “processing-only” services directly to merchants and ISOs, full debit and credit card acceptance services to merchants and full merchant services to independent sales agents and ISOs, Value Added Resellers (“VARs”), and Independent Software Vendors (“ISVs”), as well as ACH services to its customers. JetPay Payments, TX is one of fewer than approximately 20 United States processors that connects directly to the card networks (e.g., Visa, MasterCard, Discover, American Express, etc.) for both authorization as well as clearing and settlement services providing end-to-end processing. JetPay Payments, TX provides cost-effective, customized solutions to its customers. JetPay Payments, TX has a specific strength in Internet and Card-Not-Present transactions, the fastest-growing segment in the industry. JetPay Payments, TX had approximately $21.1 million in revenues in 2016 and approximately 5,400 end-use customers. JetPay Payments, TX’s principal executive offices are located at 3361 Boyington Drive, Suite 180, Carrollton, Texas, 75006, and its telephone number is (972) 503-8900.

JetPay Payments, PA is an ISO specializing in strategic partnerships and relationships with banks, credit unions, and other financial institutions, as well as industry association relationships. JetPay Payments, PA had approximately $8.3 million in revenues in 2016, and approximately 4,400 end-use customers. JetPay Payments, PA’s principal executive offices are located at 136 East Watson Avenue, Langhorne, PA, 19047, and its telephone number is (215) 741-6970.

JetPay Payments, FL specializes in providing debit and credit card processing services to government agencies and utilities. JetPay Payments, FL delivers these high-quality products and services through MAGIC ®, a user-friendly gateway and reporting system that enables all users to easily integrate data and real-time reporting. JetPay Payments, FL services several hundred state and local government agencies and utilities throughout the United States. JetPay Payments, FL had approximately $11.3 million of revenues during the seven months period owned by JetPay and $19.0 million in revenues in 2016 on a pro forma full year basis, with approximately 280 end-use customers. JetPay Payments, FL’s principal executive offices are located at 316 S Baylen Street, Suite 5900, Pensacola, FL, 32502, and its telephone number is (850) 858-3300.

All three JetPay Payment Services Segment companies provide us with the ability to cross-market our payroll services and our prepaid card services to our customer base.

The JetPay Payment Services Segment provides a wide array of transaction processing services, including:

•	debit and credit card processing to merchants;
•	front and back-end processing;
•	debit and credit card processing for banks and credit unions;
•	wholesale debit and credit card processing to ISOs, VARs, and ISVs;

•	specialized and secure card processing for internet transactions;
•	a unique gateway, MAGIC ®, that provides full electronic bill presentment and payment for governments and utilities;
•	mobile payments through our MyMobileMoney ® product;
•	end-to-end encryption and tokenization;
•	specialized card processing for recurring bill payments;
•	high speed network and authorization;
•	ACH processing to merchants;
•	batch processing;
•	gift cards;
•	fraud protection; and
•	the ability to adapt to virtually any website or payment application.

JetPay has more than two decades of experience in building solutions using current and innovative technologies. It recognized the need for a payment system built on object-oriented software that can keep pace with rapidly changing processing requirements to provide clients with a competitive marketplace advantage. JetPay, through its Payment Services Segment, combines real-time credit card processing, online payment capabilities and merchant account services into one solution and operates its own front-end authorizations system, back-end clearing and settlement system and merchant accounting system.

JetPay is an expert in providing point of sale, or POS, software applications and systems integration, data networking, communications technologies, the card networks operating regulations and all other areas of concern that impact the nation’s bankcard merchants. It advises on and delivers the optimal payments acceptance solution to customers in all types of industries, including but not limited to, retailers, restaurants, travel companies, lodging providers, supermarkets, convenience stores, governments, utilities and e-commerce providers.

JetPay, through the JetPay Payment Services Segment, can interface with its customers using virtually any device or access point in the market, including but not limited to the following:

•	electronic terminals;
•	personal computers (“PCs”);
•	electronic cash registers;
•	point of sale systems;
•	Internet gateways;
•	merchant host interfaces; and
•	mobile devices.

Geographical Financial Information

JetPay Payment Services processes transactions for customers throughout the United States and on a limited basis in Canada. We also authorize transactions for a select number of international customers.

Marketing and Sales

JetPay Payment Services has a combined marketing and sales force. While we focus on ISV (integrated solutions), we also sell directly to merchant and processing customers, as well as indirectly through our ISO and VAR customers. Our direct sales force focuses on select verticals where we have a significant technology advantage, including web developers, internet retailers, recurring billers, ISVs, technology servicers, travel companies and others. JetPay Payment Services also recruits ISOs and VARs, especially where we can provide unique product or technology solutions. We also focus on the customers of our financial institution and association clients, which tend to be more card-present retailers, and have a strong presence in the government and utility segments. We also receive significant referral opportunities.

JetPay’s marketing efforts involve:

•	print advertising in trade and consumer publications;
•	Internet advertising, including viral and social network marketing campaigns;
•	select radio advertising;
•	trade show and conference exhibits; and
•	bulletins featuring new products and product features.

Independent Sales Organizations

Our JetPay Payment Services Segment has approximately 140 ISOs, VARs, ISVs, financial institutions, referral partners and agent customers who sell on its behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, government organizations, and others. Through these ISOs, VARs, ISVs, and financial institutions, there are more than 57,300 merchants on JetPay Payment Services’ payment processing system.

Competition

Competitors of JetPay Payment Services include financial institutions, subsidiaries of financial institutions, and well-established payment processing companies, including TSYS, Bank of America Merchant Services, Chase Paymentech, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Vantiv, Inc., Global Payments, Inc. and WorldPay US, Inc. among others.

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to the Nilson Report, total expenditures for all general purpose card type transactions by U.S. consumers were $5.7 trillion in 2015, and are expected to grow to $8.1 trillion by 2020, representing a compound annual growth rate of approximately 10%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments have led to a highly competitive and specialized industry.

The payment processing industry has approximately 3,000 ISOs; however, there are fewer than 40 companies that actually process the transactions directly to the card networks, which include generating the authorization, clearing the transaction, and settling the funds to the merchant. Of the few transaction processors, approximately 20 companies handle both the front-end and back-end functions. Front-end processors perform the authorization in real-time and back-end processors perform the clearing to the card issuers and settlement to merchants every day. JetPay’s processing systems handle both front-end and back-end processing, which gives us a competitive advantage over ISOs and other parties who must purchase these services from a company like JetPay.

The barrier to entry to produce a new payment processing system is high. The time and investment to develop and implement a processing system are very significant and once the system is functional it has an immediate cost that takes millions of transactions a month to break even.

Many companies in the merchant acquiring market see a large income rise during the holiday shopping period. Due to a large amount of recurring payment and summer-seasonal merchants in our portfolio, we do not see a large spike in income during this period. However, we do see a small income increase in February and March and the summer months as a result of some of our travel and other seasonal resort merchants having seasonal spikes.

Intellectual Property

JetPay Payments, TX has U.S. federal registrations for the following trademarks: JetPay, YourETicket2Ecommerce, and CRYPTO-PAN. JetPay Payments, TX has the following registered domain names: jetpaypayments.com, jetpaypayments.net, jetpaysolutions.com, getreporting.com, jetpay.com, jetypay.com, jetpay.net, jetpay.org, jetpayms.com, jetpay.com, jetpayiso.com, jetpayms.net, jetpayis.com, jetpayis.net, jetpayis.org, nogateway.com, nogateway.net, standardpayments.com, youboardit.com, uboardit.com, and mymobilemoney.com.

JetPay Payments, FL has the following registered domain names: collectorsolutions.com, collectorsolutionsdev.com, first-settlements.com, first-settlements.info, first-settlements.net, and first-settlements.org. In addition, JetPay Payments, FL has a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for the service mark “MAGIC” for use in software and services. JetPay Payments, FL has filed with the USPTO a Statement of Use for MAGIC and if accepted, JetPay Payments, FL will be issued a U.S. federal registration for the MAGIC service mark.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We believe our trademarks have value in the marketing of our products. It is our policy to protect and defend our trademark rights.

Material Customers

JetPay Payment Services’ two largest customers represented 7.8% and 6.6% individually, or 14.4% combined of JetPay’s consolidated revenues of $56.3 million for the year ended December 31, 2016. Loss of either of these customers could have a material adverse effect on the results of operations of JetPay Payment Services and the Company.

JetPay HR & Payroll Services Business

Company Background and History

JetPay HR & Payroll Services began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit primarily to customers in eastern Pennsylvania (the “Lehigh Valley”). In 1990, JetPay HR & Payroll Services added the services of collecting and filing payroll taxes with the development of Payroll Tax Filing Services, Inc. (“PTFS”). Over the last two years, JetPay HR & Payroll Services has transitioned into a full-service provider of HCM services, including time and attendance, HR services, and Affordable Care Act services. These new services accounted for 8.5% of JetPay HR & Payroll Services’ revenues in 2016. JetPay HR & Payroll Services has a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. JetPay HR & Payroll Services currently has approximately 5,240 customers and $15.6 million in revenues for the year ended December 31, 2016, as well as an average of $48.5 million in client-held funds with respect to average monthly payroll tax filings. JetPay HR & Payroll Services’ principal executive offices are located at 3939 West Drive, Center Valley, Pennsylvania 18034, and its telephone number is (610) 797-9500.

JetPay HR & Payroll Services provides a wide array of payroll and human resource services, including, but not limited to:

•	processing payroll;
•	collecting and filing national, state, and local taxes;
•	online payroll;
•	paperless payroll;
•	Affordable Care Act services;
•	HCM services;
•	electronic Child Support and other deduction processing;
•	time and labor management services;
•	pay as you go workers compensation;
•	401K administration;
•	prepaid cards; and
•	electronic, phone, fax, or paper payroll input.

JetPay HR & Payroll Services has more than 45 years of experience in providing secure, on-time payroll processing services to its clients. We have a secure system built on highly scalable architecture software that can interface with rapidly changing client requirements to provide competitive marketplace advantage. JetPay HR & Payroll Services provides payroll and tax filing solutions that meet the requirements of customers who employ anywhere from one employee to thousands of employees through a flexible, multi-input interface that can accept paper, fax, web, or direct transmission of payroll information in a highly secure solution.

JetPay HR & Payroll Services designs, builds and maintains all payroll software systems and tax depositing and filing software systems, without third-party involvement. JetPay HR & Payroll Services works to integrate its offerings to customers in a seamless software as a service (“SaaS”) process. JetPay’s in-house programming teams allow for quick responses to statutory changes, and the ability to provide customized solutions for its clients.

Geographical Financial Information

JetPay HR & Payroll Services’ focus to date has been in the Lehigh Valley and the Philadelphia suburbs and their surrounding areas. However, the company has expanded its sales team and third party relationships and is increasing its marketing scope nationally. It has customers in 39 states, and processes payroll for employees in all 50 states.

Marketing and Sales

Marketing

JetPay HR & Payroll Services marketing efforts include:

•	print advertising in trade and business publications;
•	Internet advertising and select radio advertising;
•	Cross-sales to customers of our payments processing merchant and financial institution customers;
•	trade show and conference exhibits; and
•	bulletins featuring new products and product features.

Sales

JetPay HR & Payroll Services focuses its marketing efforts in the Lehigh Valley and the Philadelphia suburbs and their surrounding counties and sells directly to its customers. JetPay HR & Payroll Services has also begun to market its payroll processing service nationally and increase its cross-selling efforts with the customers of JetPay Payment Services. A significant part of its sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

Intellectual Property

JetPay HR & Payroll Services has U.S. federal registrations for the following service marks: 1-800-DO-MY-PAY, Your Payroll Experts, and WorkforceToday. JetPay HR & Payroll Services has the following registered domain names:1800domypay.com, adc0mputer.com, adcomputer.com, adcomputer.biz, adcomputer.info, adcomputer.net, adcomputer.org, adcomputer.us, adconputer.com, assurepayroll.com, domypay.com, domypay.us, yopurpayrollexperts.com, jetpaypayroll.com, jetpaypayroll.net, jetpayroll.com, payrolltaxsvc.com, payrolltaxsvc.info, payrolltaxsvc.net, payrolltaxsvcs.com, payrolltaxsvcs.net, workforcetoday.com, workforcetoday.biz, workforcetoday.net, workforcetoday.co, workforcetoday.info, and workforcetoday.org.

In general, service marks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. JetPay HR & Payroll Services believes its service marks have value in the marketing of its services. It is its policy to protect and defend its service mark rights.

Competition

The payroll processing services industry is highly competitive, with services provided by outsourced providers like us, but also accounting firms and self-service options. Overall the industry operates in three sectors: (i) large national full-service payroll providers, (ii) online self-service providers, and (iii) numerous much smaller national, regional, local and on-line providers. Large national payroll service firms such as ADP, Paychex, Paylocity, PayCom, Ceridian, and Intuit have a combined revenue market share of approximately 50%. JetPay HR & Payroll Services competes with all three levels of payroll processing companies.

Competition in the payroll processing industry has historically been based on service responsiveness, accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax compliance, technology, service, and platform development challenges that they may lack the technical and financial resources to overcome. More recently, the ability to provide integrated services including payroll, tax filing, HR services, time and attendance, and Affordable Care Act reporting has become more important to large employers. JetPay HR & Payroll Services believes it is well-positioned to gain payroll customers from those challenged providers. Additionally, it believes its competitive position is enhanced through its ability to offer payment processing services to payroll customers through JetPay Payment Services and thus offer an integrated services suite, which will provide its customers with efficient and convenient options.

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

Competition

Our overall business strategy is to provide payment services to businesses and their employees, especially businesses who require internet processing or processing of recurring billings. Our JetPay Payment Services and JetPay HR & Payroll Services operations face significant competitors as described above under the applicable Competition headings in this Annual Report on Form 10-K.

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

Employees

As of March 13, 2017, we had approximately 235 employees, of which approximately 103 were employed in our JetPay Payment Services Segment, all of which were full-time; 127 were employed in our JetPay HR & Payroll Segment, 100 of which were full-time and 27 of which were part-time; and five were employed in our corporate accounting, finance, marketing, and investor relations, including four in executive management. None of our employees are covered by a collective bargaining agreement.

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

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. In May of 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, Wells Fargo Bank. Our sponsoring bank requires a $1.9 million reserve which we satisfied with a letter of credit at December 31, 2015. The letter of credit matured in January 2016 and was replaced with a restricted cash deposit of $1.9 million. We are currently working with several financial institutions to secure a new $1.9 million letter of credit at which time the restricted cash reserves would be released for operating needs. There can be no assurance that a letter of credit will be obtained or be obtained on reasonable terms. If a letter of credit cannot be obtained, the Company may need to pursue other debt instruments, which may be on unfavorable terms and which could have a material adverse effect on our business, operating results and financial condition. While we were successful in selling 133,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) to affiliates of Flexpoint Ford, LLC (“Flexpoint”) and Sundara Investment Partners, LLC (“Sundara”) for an aggregate of $40.0 million, less certain expenses, and 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred” and, together with the Series A Preferred, the “Preferred Shares”) to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, we may need to secure additional borrowings and possible equity investments to continue to grow the company organically and through acquisitions. There can be no assurance we will be able to continue to obtain financing at favorable terms and our stock price may decline as a result thereof. If we do not continue to secure additional capital, we may need to curtail our future growth plans.

The holders of our shares of Series A Preferred exercise substantial control over the Company, and have certain rights, preferences and privileges that are not held by our common stockholders.

We have issued and sold 99,666 shares of Series A Preferred to Flexpoint and 33,667 shares of Series A Preferred to Sundara pursuant to that certain securities purchase agreement, dated August 22, 2013 (as amended and amended and restated, the “Series A Purchase Agreement”). These shares of Series A Preferred are convertible into shares of our common stock based on the conversion price in effect on the date of conversion as provided in the certificate of designation applicable to the Series A Preferred. If all of the outstanding shares of Series A Preferred were converted into shares of our common stock on the date of this annual report, the resulting shares of common stock would constitute a majority of our outstanding shares of common stock. In addition, the holders of shares of Series A Preferred are entitled to vote with the holders of our common stock on an as-converted basis, subject to certain limitations. As a result, these stockholders, acting individually or together, have substantial influence and control over management and matters that require approval by our stockholders, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. This concentration of ownership may make the execution of some transactions more difficult or impossible without the support of these stockholders. It is possible that the interests of the holders of shares of our Series A Preferred may in some circumstances conflict with our interests or the interests of our other stockholders, including you. Certain of our directors are also officers or control persons of Flexpoint and Sundara. Although these directors owe a fiduciary duty to manage us in a manner beneficial to us and our stockholders, these individuals also owe fiduciary duties to these other entities and their shareholders, members and limited partners. Because Flexpoint, Sundara and their respective affiliates have such interests in other companies and engage in other business activities, certain of our directors may experience conflicts of interest in allocating their time and resources among our business and these other activities.

In addition, shares of Series A Preferred have associated rights, preferences and privileges that are not held by the holders of our common stock, including, but not limited to, the right to receive a liquidation preference of $600 per share of Series A Preferred prior to any payments made to holders of our common stock upon the occurrence of certain events, and that in certain instances are preferential to the rights of the holders of our common stock, including the right to appoint designees to our board. As a result, the interests of the holders of shares of Series A Preferred may differ from the interests of the holders of our common stock in material respects.

Our settlement of litigation with Merrick Bank Corporation has lowered the conversion price of the Preferred Shares.

The purchase agreements relating to the sale of shares of Series A Preferred and Series A-1 Preferred include certain indemnification provisions which provide for the reduction of the conversion price of the Preferred Shares upon the occurrence of certain events. Flexpoint, on behalf of itself and Sundara, delivered a notice to JetPay for an adjustment to the conversion price of the Series A Preferred based upon the settlement of litigation with Merrick Bank Corporation (the “Direct Air Matter”) announced in July 2016. On March 23, 2017, the conversion price of Series A Preferred was adjusted to $2.36 pursuant to the Series A Purchase Agreement and, in connection with such adjustment, the conversion price of the Series A-1 Preferred was adjusted to $2.45 pursuant to the Series A-1 Purchase Agreement. Any additional claims for indemnification pursuant to these purchase agreements could result in a further reduction in the conversion price of the Preferred Shares.

Pursuant to agreements by and among the preferred shareholders, the Series A and Series A-1 Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank, Civil Action No. 2:14-cv-7827 (D. N.J.).

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We have experienced losses from inception through December 31, 2016. While most of these losses have been due to non-cash amortization and the charge related to the settlement of the Direct Air Matter (see below), until the Company’s products and services generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and may need to continue to raise capital to meet its cash flow requirements including the issuance of common stock or debt financing at unfavorable terms. Despite positive cash flow excluding non-cash amortization relating to intangible assets, deferred financing fees and debt discounts and conversion options, we incurred a net loss before accretion of convertible preferred stock of $8.2 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. If we incur losses in the future, the price of our common stock may fall. The net loss before accretion of convertible preferred stock for the year ended December 31, 2016, included a charge related to the settlement of the Direct Air Matter in the amount of $6.2 million.

We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to execute on our business plan.

At December 31, 2016, we had net working capital of approximately $5.0 million. We had net cash provided by operating activities of $1.5 million, and $3.3 million for the years ended December 31, 2016, and 2015, respectively. Although we believe that we have adequate existing resources to provide for our debt service and other funding requirements through at least April 1, 2018, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We also need additional capital to perform usual updates to our technology or respond to unusual or unanticipated non-operational events. In the past, we have been successful in obtaining financing by obtaining loans and selling shares of our equity securities, including the Series A Preferred investment by Flexpoint and Sundara and the Series A-1 Preferred investment by Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we may need to raise additional capital through loans, sales of Series A-1 Preferred, or additional equity issuances. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. Should the financing we require to sustain our working capital needs and investments in technology be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results and financial condition.

The agreements governing our debt contain various covenants that may constrain the operation of our business, and our failure to comply with these covenants may have a material adverse effect on our financial condition and results of operations.

Our ongoing ability to comply with the financial and other covenants contained in the agreements governing our indebtedness, including but not limited to our financing agreements with First National Bank of Pennsylvania, Fifth Third Bank, and LHLJ, Inc., depends largely on the achievement of adequate levels of cash flow. Our failure to comply with these covenants may result in the acceleration of our indebtedness and may have a material adverse effect on our financial condition and results of operations. In addition, upon the occurrence of an Event of Noncompliance (as defined in the Series A Purchase Agreement) under any of these financing agreements, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a majority of the Board would exist for so long as the event of default was continuing.

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

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs, including developing new products and technologies or to fund future acquisitions or operating needs. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

To the extent the contingent consideration owed to the former owner of JetPay Payment Services, TX becomes due and payable, we may be unable to pay such amounts, which could result in dilution to the ownership interests of our stockholders and/or a decline in our stock price.

If before December 28, 2017, the price of our common stock equals or exceeds $9.50 per share for any 20 trading days within a 30 day trading period, we would be obligated to pay $5,000,000 in cash to WLES, L.P. pursuant to the terms of the agreement by which we acquired JetPay Payment Services TX, LLC from its sole member, WLES, L.P. We can give no assurances that we will be able to pay off this obligation to the extent it becomes due and payable. In that event, we would need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt and could result in a decline in the price of our common stock. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of our acquisitions a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets together accounted for approximately 40% of the total assets on our balance sheet as of December 31, 2016. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

The market price of our common stock has in the past been, and is likely to continue in the future to be, volatile. That volatility depends upon many factors, some of which are beyond our control, including:

•	announcements regarding the results of expansion or development efforts by us or our competitors;
•	announcements regarding the acquisition of businesses or companies by us or our competitors;
•	technological innovations or new products and services developed by us or our competitors;
•	announcements or actual changes in banking and financial service regulations at the federal or state level;
•	issuance of new or changed securities analysts’ reports and/or recommendations applicable to us or our competitors;

•	relatively low percentage of our stock eligible to be traded;
•	additions or departure of our key personnel;
•	operating losses by us; and
•	actual or anticipated fluctuations in our quarterly financial and operating results and degree of trading liquidity in our common stock.

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

In December 2015 and January 2016, we issued 517,037 shares of our common stock to certain investors, including certain of our director and executive officers, under a series of private placements of our common stock. The issuance of a significant number of additional shares of our common stock, or the perception that such future sales could occur, particularly with respect to sales by our directors, executive officers, and other insiders or their affiliates, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

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

Our operations are dependent upon a relatively small group of individuals, including Diane (Vogt) Faro, our Chief Executive Officer, Michael Collester, our Chief Operating Officer, Gregory Krzemien, our Chief Financial Officer, Peter Davidson, our Vice Chairman and Corporate Secretary, and Michael Pires, our President of JetPay HR & Payroll Services. We believe that our success depends on the continued service of these individuals. With the exception of Ms. Faro and Mr. Collester, we do not have employment agreements with these individuals. The loss of any of these individuals could have a detrimental effect on our Company.

Our risk management framework may not be fully effective in mitigating our risk exposure against all types of risks.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, manage and report our risks. However, as with any risk management framework, there are inherent limitations to our risk management strategies such that there could be risks that we cannot anticipate or identify. If our risk management framework were to become ineffective, we could experience unexpected losses that could have a material adverse effect on our business, financial condition or results of operations.

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

As of March 21, 2017, our directors and named executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 59.0% of the outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•	the appointment of directors, including three directors appointed directly by holders of the Series A Preferred;
•	the appointment, change or termination of management;
•	any amendment of our certificate of incorporation or bylaws;
•	the approval of acquisitions or mergers and other significant corporate transactions, including a sale of substantially all of our assets; or
•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

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

The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

The acquisition, integration, and conversion of businesses involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

If the integration and conversion process does not proceed smoothly, the following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

•	If we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the acquired business and complete the integration;
•	If the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors, which would reduce our revenues and earnings;
•	The acquisition may otherwise cause disruption to the acquired company’s business and operations and relationships with financial institutions, customers, merchants, employees and other partners;
•	The acquisition and the related integration could divert the attention of our management from other strategic matters including other possible acquisitions and alliances and planning for new product development or expansion into new electronic payments markets; and
•	The costs related to the integration of the acquired company’s business and operations into ours and the financing of the transaction may be greater than anticipated.

Risk Factors Related to JetPay Payment Services Segment

JetPay Payment Services incurs liability when its merchants refuse or cannot reimburse it for chargebacks resolved in favor of its customers, fees, fines or other assessments it incurs from the payment networks. JetPay Payment Services cannot accurately anticipate these liabilities, which may adversely affect its business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns. If JetPay Payment Services is unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse JetPay Payment Services for a chargeback, JetPay Payment Services may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although JetPay Payment Services employs an experienced risk manager, JetPay Payment Services may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by merchants which could have a materially adverse effect on our business, financial condition and results of operations.

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

The loss of key ISOs, VARs, ISVs, and financial institutions could reduce JetPay Payment Services’ revenue growth.

JetPay Payment Services’ ISO / VAR / ISV, and financial institution sales channel, which purchases and resells its end-to-end services to its own portfolio of merchant customers, is a strong contributor to its revenue growth. If an ISO / VAR / ISV, or financial institution switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the ISO / VAR / ISV, or financial institution, and they risk losing existing merchants that were originally enrolled by the ISO / VAR / ISV, or financial institution, all of which could negatively affect its revenues and earnings.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth. This competition may influence the prices we are able to charge. If the competition causes them to reduce the prices it charges, we will have to aggressively control costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than they can for other processors such as JetPay Payments, TX. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to its current and prospective merchants, or other products or services that it does not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

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

There may be a decline in the use of credit or debit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general.

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

In July 2012, Visa and MasterCard agreed to settle litigation in a class action suit by almost seven million merchants. The settlement was originally approved by the court but is currently subject to review as several large merchants have filed objections. Among other things, the settlement would have allowed merchants to pass on the cost of using credit cards to consumers, something that merchants were not previously permitted to do. The result will be that consumers using credit cards in approximately 39 states that do not prohibit credit card surcharges may pay a higher price for goods and services than consumers using other payment mechanisms. As a result, consumers will have an incentive to use cash or other payment mechanisms instead of credit cards. If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay Payment Services, it could have a material adverse effect on its financial position and results of operations. JetPay has developed a product to take advantage of the ability for merchants to pass along their card processing costs to cardholders. If the terms of the initial settlement were reversed, the change could have a negative impact on JetPay Payment Services’ new product and its resulting revenues.

JetPay Payment Services may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay Payment Services relies on a number of third-party service providers. These service providers include, but are not limited to, communications providers, electric utilities, payment networks like Visa, MasterCard, American Express, and Discover, banks used to electronically transfer funds to merchants, and various telecommunications providers. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to its operations, impact client relations, and result in significant penalties or liabilities to JetPay Payment Services.

If our agreements with financial institution sponsors and clearing service providers to process electronic payment transactions are terminated or otherwise expire and we are unable to renew existing or secure new sponsors or clearing service providers, we will not be able to conduct our business.

The Visa, MasterCard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, MasterCard and other payment networks through Wells Fargo Bank and other sponsor banks. Our current agreement with Wells Fargo Bank expires in April 2018. These agreements with Wells Fargo Bank and other sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on Wells Fargo Bank and various other financial institutions to provide clearing services in connection with our settlement activities. Without these sponsorships or clearing services agreements, we would not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such sponsorships or clearing services agreements increase.

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

The requirements for EMV (Europay, MasterCard, and Visa) and P to PE (“Point to Point Encryption”) technology could provide risks to JetPay Payment Services.

The card networks have developed rules to increase the adoption of EMV, a chip-based system to better manage potential credit card fraud, and are considering the adoption of P to PE, which encrypts card data within the device used to read the card number (either a magnetic stripe or chip reader). As part of these new rules, the risk of several types of fraud, which currently resides with the card issuer, is being changed to become the responsibility of merchants who have not implemented EMV technology whenever an EMV capable card is used at that merchant. EMV requirements create two potential risks; first, the implementation of EMV is a complicated process, and JetPay Payment Services may not be able to implement it on a timely basis, resulting in lost business; and second, EMV is primarily valuable in reducing fraud at the point of sale, where cards are physically utilized. While it is currently not clear what rules the networks may enact regarding P to PE, they are likely to similarly change the current risk parameters. As EMV (and potentially P to PE) becomes more prevalent in the market, fraud perpetrators have shown in other countries where EMV implementation has preceded the United States, that they will attempt more card-not-present fraud. As JetPay Payment Services has a sizeable presence in the card-not-present market, this could lead to the potential for higher fraud losses.

Risk Factors Related to JetPay HR & Payroll Services

JetPay HR & Payroll Services’ systems may be subject to disruptions that could adversely affect its business and reputation.

Many of JetPay HR & Payroll Services’ customers are highly dependent on its ability to process, on a daily basis, a large number of complicated transactions. JetPay HR & Payroll Services relies heavily on its payroll, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, JetPay HR & Payroll Services could suffer financial loss, a disruption of their customers, liability to clients, regulatory intervention or damage to its reputation. JetPay HR & Payroll Services has disaster recovery plans in place to protect its business against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite preparations, JetPay HR & Payroll Services’ disaster recovery plans may not be successful in preventing the loss of client data, disruptions to its operations or damage to its important facilities.

Political and economic factors may adversely affect JetPay HR & Payroll Services’ business and financial results.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on JetPay HR & Payroll Services’ businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with JetPay HR & Payroll Services.

JetPay HR & Payroll Services invests client funds in liquid, government-backed securities. Nevertheless, its client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility.

JetPay HR & Payroll Services is dependent upon various large banks to execute ACH and wire transfers as part of its client payroll and tax services. While JetPay HR & Payroll Services has contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede its ability to process funds on behalf of its payroll and tax services clients and could have an adverse impact on its financial results and liquidity.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been stronger in our first and fourth quarters, and weaker in our second and third quarters. This is due to the nature and timing of year-end Form W-2 processing.

JetPay HR & Payroll Services’ services may be adversely impacted by changes in government regulations and policies.

Many of JetPay HR & Payroll Services’ services, particularly payroll tax administration services, are designed according to government regulations that continually change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of JetPay HR & Payroll Services’ services and substantially decrease its revenue. Added requirements could also increase JetPay HR & Payroll Services’ cost of doing business. Failure to educate and assist JetPay HR & Payroll Services’ clients regarding new or revised legislation that impacts them could have an adverse impact on its reputation. Failure by JetPay HR & Payroll Services to modify its services in a timely fashion in response to regulatory changes could have a material adverse effect on its business and results of operations.

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

JetPay HR & Payroll Services receives interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies would adversely impact this interest income.

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

JetPay HR & Payroll Services may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, JetPay HR & Payroll Services relies on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks, banks used to electronically transfer funds from clients to their employees, and other third party providers for certain HCM services such as Affordable Care Act services. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to JetPay HR & Payroll Services’ operations, impact client relations, and result in significant penalties or liabilities to JetPay HR & Payroll Services.

Item 1B. Unresolved Staff Comments.

N/A.

Item 2. Properties.

We currently maintain our principal executive offices at 3939 West Drive, Center Valley, Pennsylvania, 18034. This leased space consists of approximately 22,500 square feet.

JetPay Payments, TX leases property located in Carrollton, Texas which consists of approximately 20,800 square feet leased on one floor of a multi-tenant building. The lease for our Carrollton, Texas facility expires on December 31, 2018. In addition, JetPay Payments, TX retains a backup center in Sunnyvale, Texas of 1,600 square feet subject to a month to month lease. We are currently evaluating our future space needs and reviewing several alternatives.

JetPay Payments, PA leases space located in Langhorne, Pennsylvania which consists of approximately 3,300 square feet on one floor of a multi-tenant building subject to a month-to-month lease.

JetPay Payments, FL leases space in Pensacola, Florida which consists of approximately 5,500 square feet on one floor of a multi-tenant building subject to a one year lease.

JetPay HR & Payroll Services leases space located in Center Valley, Pennsylvania which consists of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich, was the President of JetPay HR & Payroll Services until December 31, 2015, and remains a significant shareholder. JetPay HR & Payroll Services also shares office space and related facilities with Serfass & Cremia, LLC, the accounting firm of which Joel E. Serfass, a previous shareholder of an entity acquired by JetPay HR & Payroll Services, is a member. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania.

We believe that our current offices are adequate to meet our needs and that of our subsidiaries, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Item 3. Legal Proceedings.

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank Corporation (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC had certain obligations to indemnify Merrick for losses realized from such chargebacks that Merrick was unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through September 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick required JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of June 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter, which amount was released in full to Merrick under the Merrick Settlement Agreement in July 2016, as more fully described below.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), then a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC (“JetPay ISO”) filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced us for legal fees incurred by Merrick totaling approximately $4.7 million. We did not believe we had a responsibility to reimburse Merrick for these legal fees and disputed these charges. Accordingly, we had not recorded an accrual for these legal fees as of June 30, 2016. These legal fees were eliminated as part of the Merrick Settlement Agreement, as described below.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the acquisition of JetPay, LLC, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with Chase as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffered any liability as a result of the Direct Air matter, these shares would be used in partial payment for any such liability, with any remaining shares delivered to WLES.

On July 26, 2016, we entered into two related settlement agreements: (i) a Settlement Agreement and Release by and among Merrick, the Company, certain subsidiaries of the Company and WLES (the “Merrick Settlement Agreement”) and (ii) a Settlement Agreement and Release by and among Trent Voigt, WLES and the Company (the “WLES Settlement Agreement”). In connection with the parties’ entry into the Merrick Settlement Agreement, the District Court for the District of Utah dismissed the Direct Air matter with prejudice on July 27, 2016.

As part of the Merrick Settlement Agreement, we agreed to release all claims to the $4.4 million held in reserve at Merrick. In addition, pursuant to the Merrick Settlement Agreement, we issued to Merrick the $3,850,000 note, bearing interest at a rate of 8% per annum, due December 28, 2017, (the “$3.85MM Note”) and a $5,000,000 note, bearing interest at a rate of 12% per annum, due January 11, 2017 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”) to Merrick. The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow.

In connection with its entry into the Merrick Settlement Agreement, we executed three Stipulated and Confessed Judgments in favor of Merrick in the amounts of $32,500,000 (the “First Judgment”), $28,650,000 (the “Second Judgment”) and $27,500,000 (the “Third Judgment” and, together with the First Judgment and the Second Judgment, the “Judgments”), none of which shall be of any effect unless and until JetPay failed to make any payment when due under the Notes. If we failed to make payment when due under the Notes, Merrick, after a five (5) day cure period, would have been able to seek to obtain and/or enforce the applicable Judgments in the Federal District Court for Utah or in any court of competent jurisdiction. On October 21, 2016, we paid in full the $3.85MM Note and on January 11, 2017, we paid in full the $5.0MM Note. As a result, no Judgments are available for Merrick’s relief. See Note 17. Subsequent Events in the accompanying consolidated financial statements.

Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the indebtedness represented by that certain promissory note, dated December 28, 2012 (the “WLES Note”), in the original principal amount of $2,331,369 issued by JetPay in favor of WLES to Merrick. In addition, WLES agreed to amend that certain promissory note, dated June 7, 2013, as amended, in the original principal amount of $491,693 issued by JetPay, LLC in favor of Trent Voigt in order to (a) extend its maturity date from September 30, 2016 to September 30, 2017 and (b) waive all interest payments for the period from September 30, 2016 to September 30, 2017. This note in favor of Mr. Voigt shall become due and payable immediately should Mr. Voigt’s employment with JetPay be terminated other than for cause. In addition, pursuant to the WLES Settlement Agreement, WLES authorized JetPay to arrange a private sale of that number of escrowed shares to the extent necessary to satisfy JetPay’s obligations to Merrick under the $5.00MM Note (up to a total of 2,200,000 escrowed shares). Upon consummation of the sale of more than 1,666,667 of the escrowed shares, JetPay agreed to issue to WLES fully vested and immediately exercisable warrants with an expiration date of five (5) years from the date of the WLES Settlement Agreement to purchase that number of shares of JetPay common stock equal to 50% of the difference between (a) the number of escrowed shares actually sold by WLES and (b) 1,666,666 shares of JetPay common stock, at an exercise price per share equal to the amount per share paid for the sold escrowed shares. The WLES Settlement Agreement also provides for the allocation of any recoveries by JPMS in connection with the claims brought by JMPS in American Express Travel Related Services and JetPay Merchant Services, LLC v. Valley National Bank, Civil Action No. 2:14-cv-7827 (D. N.J.) between the Company and WLES. On February 15, 2017, 2,200,000 of the WLES escrowed shares we transferred to JetPay and placed them into Treasury to satisfy WLES’ indemnification obligations under the Merrick and WLES Settlement Agreements. See Note 17. Subsequent Events in the accompanying consolidated financial statements.

We recorded a Settlement of Legal Matter charge of $6.19 million for the year ended December 31, 2016 based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’s agreement to transfer the WLES Note (recorded at $2,036,511, net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $373,334 representing the fair value of the issuance of warrants to WLES as described in the WLES Settlement Agreement.

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between us, Ten Lords and Interactive Capital and JetPay Payments, TX. Under the Agreement, Ten Lords and Interactive Capital agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. See Note 11. Redeemable Convertible Preferred Stock in the accompanying consolidated financial statements. The terms of the Agreement required that the Company provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords and Interactive Capital) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. JetPay calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to our payment, we received a notice on October 5, 2015 that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by us. We believe that the allegations in the suit regarding JetPay, LLC are groundless and intend to defend it.

In December 2012, BCC Merchant Solutions, a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. We maintained an accrual of $200,000 for any potential loss settlement related to this matter as of March 31, 2016. On May 16, 2016, we settled the lawsuit with BCC and paid $200,000 on June 15, 2016.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. We believe that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. We are subject to a $50,000 deductible under our insurance policy. We have not recorded an accrual for any potential loss related to this matter as of December 31, 2016.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our common stock for the period from January 1, 2015 through December 31, 2016.

	Common Stock
Quarter Ended	Low	High
Year Ended December 31, 2015
First Quarter	$1.94	$2.95
Second Quarter	$2.60	$3.47
Third Quarter	$2.16	$3.05
Fourth Quarter	$2.47	$3.18
Year Ended December 31, 2016
First Quarter	$2.07	$2.88
Second Quarter	$2.10	$2.87
Third Quarter	$1.89	$3.25
Fourth Quarter	$2.00	$3.19

On March 21, 2017, the closing price of our common stock was $2.25. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our standing shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are no other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b) Holders

On March 21, 2017, there were approximately 143 holders of record and approximately 793 beneficial holders of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(e) Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 8, 2011, the date that our common stock first became separately tradable, through December 31, 2016 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

On August 9, 2016, we issued and sold to Flexpoint 8,333 shares of Series A Preferred in a private placement pursuant to our Series A Purchase Agreement for $2.5 million. Proceeds of this offering were used to pay for certain acquisition expenses related to the acquisition of JetPay Payments, FL and for general corporate purposes.

On October 18, 2016, we amended the Series A Purchase Agreement to provide, among other things, for the issuance and sale of Series A Preferred to Sundara. On August 16, 2016, we issued and sold 33,667 shares of Series A Preferred to Sundara in private placement pursuant to the amended and restated Series A Purchase Agreement for a purchase price of $10.1 million. Proceeds of this offering were used to pay off certain promissory notes and for general corporate purposes.

As described above, shares of Series A Preferred are convertible into shares of the Company’s common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares into that number of shares of common stock equal to the number of shares of Series A Preferred and A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, initially $3.00.  The conversion price applicable to shares of Series A Preferred is subject to downward adjustment upon the occurrence of certain events. See Note 11. Redeemable Convertible Preferred Stock in the accompanying consolidated financial statements.

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

Overview

We were incorporated on November 12, 2010 as a blank check company to serve as a vehicle to acquire through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. As previously disclosed, we completed the acquisitions of JetPay Payments, TX (f/k/a JetPay, LLC) and JetPay HR & Payroll (f/k/a A. D. Computer Corporation), on December 28, 2012, JetPay Payments, PA (f/k/a ACI Merchant Systems, LLC) on November 7, 2014, and JetPay Payments, FL (f/k/a CollectorSolutions, Inc.) on June 2, 2016.

We are a provider of payment services – debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: JetPay Payments, TX, which provides debit and credit card processing and ACH payment services to businesses with a focus on those processing internet transactions and recurring billings; JetPay Payments, PA, an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; JetPay Payments, FL, a debit and credit card processor specializing in providing services to government agencies and utilities; and JetPay HR & Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers.  We also provide prepaid card services within our HR & Payroll Services Segment.

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services and JetPay HR & Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay HR & Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, ISVs, ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay HR & Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay HR & Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional processing revenues without significant cost increases.   Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services and JetPay HR & Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

JetPay Payment Services Segment

Revenues

JetPay Payments, TX and JetPay Payments, PA’s revenues fall into two categories: transaction processing revenues and merchant discount revenues. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of processing revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, processing revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total processing revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s processing revenue growth.

JetPay Payments, FL generates substantially all of its revenues from transaction fees for processing a payment transaction. For credit card transactions, our fee may be charged as a fixed fee or as a percentage of the dollars processed. As such, the two primary factors affecting our processing revenue from accepting and processing credit card payments are the number of transactions and the average dollar volume of the transaction. Accordingly, growth in JetPay Payments, FL’s client count and growth in the “same client” transaction dollar volume impact JetPay Payments FL’s processing revenue growth. In the case of e-check (ACH) payments, typically our fees are charged as a fixed fee per transaction regardless of the payment amount.

Expenses

The most significant components of operating expenses are credit card association fees and assessments; residual payments to ISOs / VARs / ISVs, strategic partners, and financial institutions; and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs and processing fees are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of processing revenues also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. JetPay Payment Services has experienced higher than normal professional fees due to the Direct Air matter.

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay Payment Services does not experience attrition in the same form as most of its competitors. Most of JetPay Payment Services’ competitors have large portfolios of small businesses and these businesses change their payments provider quickly and for many reasons. JetPay Payment Services’ portfolio is made up of small to large businesses and they are more cautious in making changes to payment providers, and therefore, its portfolio is not as volatile. However, due to the volume that each of these merchants produce, when one leaves, it may have a significant impact on operating results. In addition, JetPay Payment Services provides processing services to several ISOs and financial institutions. While our volatility in terms of the change in number of merchants remains significant, we experience less volatility in revenues. JetPay Payment Services monitors its customer attrition for both numbers of merchants as well as merchant processing revenues. For the year ended December 31, 2016, in our traditional business, JetPay Payment Services’ customer attrition was approximately 24.2%, or an approximate 2,169 merchant reduction from approximately 9,698 merchants existing at December 31, 2015. This reduction in merchants included one particular ISO customer whose attrition rate is high due to the nature of its business. This reduction was offset by the addition of approximately 2,032, or approximately 21.0%, new merchants, resulting in a net merchant attrition rate of approximately 3.1%. With respect to processing revenues, the lost merchants in 2016 represented a loss of approximately $2.4 million of annualized revenues, or approximately 5.9% of JetPay Payment Services’ 2016 revenues of approximately $40.7 million.

Markets

We have defined four distinct segments within which JetPay Payment Services operates: (i) Integrated Software Vendors (ISVs), especially those that leverage the e-Commerce and Recurring Payments strengths of JetPay’s technology platform, (ii) e-Commerce, including Card-Not-Present and recurring payments; (iii) government and utilities; and (iv) financial institutions and associations. JetPay also operates where we have strategic advantages due to technology, product, or relationships, including ISOs, VARs, and small businesses through cross-sell. For small businesses and financial institutions, JetPay Payment Services is the traditional provider of merchant services to businesses, and holds the contracts. With regard to the other three markets, JetPay Payment Services operates in two forms: (i) as a processor only where JetPay Payment Services recognizes revenue from the authorization, clearing, and settlement functions and does not participate in the discount revenue or risk of the merchant; and (ii) in a shared relationship, where JetPay Payment Services either owns the merchant contract outright or shares in the discount revenue of the merchant with an agent or ISO, and may assume or share risk. This market experienced strong growth in 2016 and JetPay Payment Services expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Our expansion in 2015 and 2016 was negatively affected by management’s time being diverted to dealing with the Direct Air issue described in Part I, Item 3. Legal Proceedings, as well as efforts devoted to our acquisition and integration of JetPay Payments, PA and JetPay Payments, FL. Sales and marketing began targeting new customers and customer segments in 2015 and 2016 and we anticipate such efforts will lead to continued revenue growth in 2017 and future years.

Within our JetPay Payments, FL’s operation, our focus is on government, utility, and not-for-profit entities. We identified these specific markets because, in our experience, these clients are experiencing a faster growth rate than the electronic payments industry in general, and tend to have a more favorable risk profile. We believe that clients in these markets provide us with growth not only from the initial acquisition of a client that may not have been previously accepting electronic payments or accepting only minimal electronic payments, but also additional growth as our client’s customers learn of the ability to pay electronically as they increase their use and adoption of credit and debit card payments instead of check or cash payments.

JetPay HR & Payroll Segment

Revenues

The majority of revenues from JetPay HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In 2016, JetPay Payroll and HR Services placed a significant emphasis on providing additional human capital management services that complement the core payroll and tax filing businesses, to include onboarding, time and attendance, compliance, and other services that are becoming increasingly important to employers with fifty (50) or more employees. JetPay anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenue from its human capital management, Affordable Care Act and time and attendance services.

Expenses

JetPay HR & Payroll Services’ most significant cost of processing revenues is its payroll and related expenses, costs of third party service providers, and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers and payrolls processed, and except for payroll costs, tend to grow with inflation. JetPay HR & Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Customer Attrition

Customer attrition is a normal part of the payroll processing industry in the ordinary course of business. JetPay HR & Payroll Services’ attrition generally comes in three forms – closure of a business, acquisition of a business wherein the payroll is transferred to the buyer, and loss of customers to competitors. As a result, JetPay HR & Payroll Services monitors its customer losses for both numbers of customers as well as customer revenues. For the year ended December 31, 2016, JetPay HR & Payroll Segment customer attrition was approximately 6.8%, or a 347 customer reduction from approximately 5,108 customers existing at December 31, 2015. This reduction was offset by the addition of approximately 470 new customers, or approximately 9.2% over the 5,108 customers existing at December 31, 2015, resulting in a net customer growth rate of approximately 2.4%. With respect to payroll processing revenues, the lost customers in 2016 represented a loss of approximately $92,500 of annualized revenues, or approximately 6.3% of JetPay HR & Payroll Services’ 2015 processing revenues of approximately $14.6 million. The new customers that JetPay added in 2016 contributed to a net increase in processing revenues in 2016 of approximately $90,800 or 6.2% of 2016 revenues.

Results of Operations for the Year Ended December 31, 2016 and 2015

The following tables represent a comparison of the results of our operations for the year ended December 31, 2016 as compared to December 31, 2015 (in thousands):

	Year Ended December 31, 2016
	Consolidated	General/ Corporate	JetPay HR and Payroll Services	JetPay Payment Services
Processing revenues	$56,330	$66	$15,582	$40,682
Cost of processing revenues	37,453	105	7,852	29,496
Gross profit (loss)	18,877	(39)	7,730	11,186
Selling, general, and administrative expenses	16,911	2,272	5,384	9,255
Settlement of legal matter	6,192	-	-	6,192
Change in fair value of contingent consideration liability	(103)	(103)	-	-
Amortization of intangibles	3,244	-	1,038	2,206
Depreciation	721	5	276	440
Operating (loss) income	(8,088)	(2,213)	1,032	(6,907)
Interest expense	1,243	295	357	591
Amortization of deferred financing costs	170	130	40	-
Amortization of debt discounts and deferred consideration	151	151	-	-
Other income	(8)	-	(1)	(7)
(Loss) income before taxes	(9,644)	(2,789)	636	(7,491)
Income tax (benefit) expense	(1,429)	(1,602)	8	165
Net (loss) income	(8,215)	(1,187)	628	(7,656)
Accretion of convertible preferred stock	(6,378)	(6,378)	-	-
Net (loss) income applicable to common stockholders	$(14,593)	$(7,565)	$628	$(7,656)

	Year Ended December 31, 2015
	Consolidated	General/ Corporate	JetPay HR and Payroll Services	JetPay Payment Services
Processing revenues	$43,322	$48	$14,705	$28,569
Cost of processing revenues	26,229	122	7,327	18,780
Gross profit (loss)	17,093	(74)	7,378	9,789
Selling, general, and administrative expenses	13,291	1,654	4,776	6,861
Change in fair value of contingent consideration liability	56	56	-	-
Amortization of intangibles	3,062	-	1,121	1,941
Depreciation	499	5	275	219
Operating income (loss)	185	(1,789)	1,206	768
Interest expense	819	138	275	406
Amortization of deferred financing fees	45	22	23	-
Amortization of debt discounts and deferred consideration	328	328	-	-
Other income	(6)	-	(1)	(5)
(Loss) income before taxes	(1,001)	(2,277)	909	367
Income tax expense	197	3	44	150
Net (loss) income	(1,198)	(2,280)	865	217
Accretion of convertible preferred stock	(5,158)	(5,158)	-	-
Net (loss) income applicable to common stockholders	$(6,356)	$(7,438)	$865	$217

Revenues

Revenues were $56.3 million and $43.3 million for the year ended December 31, 2016 and 2015, respectively. Overall revenues increased $13.0 million, or 30.0%, in 2016 as compared to 2015. Of the $56.3 million of revenues for the year ended December 31, 2016, $15.6 million, or 27.8%, was generated from our JetPay HR & Payroll Segment and $40.7 million, or 72.2%, from our JetPay Payment Services Segment. Of the $43.3 million of revenues for the year ended December 31, 2015, $14.7 million, or 33.9%, was generated from our JetPay HR & Payroll Segment and $28.6 million, or 66.1%, from our JetPay Payment Services Segment.

JetPay Payment Services Segment’s revenues increased $12.1 million, or 42.4%, for the year ended December 31, 2016 as compared to 2015. Revenues from our JetPay Payments, PA operation increased $1.0 million, or 13.7%, for the year ended December 31, 2016 as compared to 2015, our Texas based JetPay Payment Services operation’s revenues increased $816,000, or 3.8%, prior to eliminating inter-company revenues associated with JetPay Payments, FL of $1.0 million, in 2016 as compared to the same period in 2015, and our JetPay Payments, FL operation provided $11.3 million of revenues. The most significant changes within our JetPay Payments, TX operation was an increase of $1.3 million in our third party business and an increase of $773,000 in direct merchant services revenues. These gains were offset by a decrease of $1.26 million in our processing and clearing business, due mainly to a change in one of our larger customers’ business operations.

JetPay HR & Payroll Segment’s revenues increased $877,000, or 6.0%, for the year ended December 31, 2016 as compared to the same period in 2015. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015. Growth in our new HR related services was approximately $693,000 or 109.0% of our JetPay HR & Payroll Segment’s revenue growth in the year ended December 31, 2016.

Cost of Processing Revenues

Cost of revenues were $37.5 million, or 66.5% of revenues, and $26.2 million, or 60.5% of revenues, for the years ended December 31, 2016 and 2015, respectively. Of the $37.5 million cost of revenues for the year ended December 31, 2016, $7.9 million, or 21%, related to our HR & Payroll Segment, and $29.5 million, or 79%, related to our Payment Services Segment. Of the $26.2 million of cost of revenues for the year ended December 31, 2015, $7.3 million, or 27.9%, related to our HR & Payroll Segment and $18.8 million, or 72.1%, related to our Payment Services Segment.

The cost of processing revenues within the Payment Services Segment increased from $18.8 million, or 65.7% of revenues in 2015 to $29.5 million, or 72.5% of revenues in 2016, an increase of $10.7 million, or 57.1%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, including the acquisition of JetPay Payments, FL which provided $7.1 million of cost of processing revenues. Cost of processing revenues was also impacted by increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment decreased from 34.3% in 2015 to 27.5% in 2016 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin third party ISO revenues, combined with the impact of lower margin JetPay Payments, FL revenues and the continued investments made in technology professionals.

The cost of processing revenues within our JetPay HR & Payroll Segment increased $525,000, increasing as a percentage of revenues from 49.8% in 2015 to 50.4% in 2016 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in costs of processing revenues as a percentage of revenues was a decrease in gross profit margin within our JetPay HR & Payroll Segment from 50.2% in 2015 to 49.6% in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $16.9 million, or 30.0% of revenues, for the year ended December 31, 2016 as compared to $13.3 million, or 30.7% of revenues, for the same period in 2015.

SG&A expenses within the Payment Services Segment increased from $6.9 million or 24.0% of revenues in 2015, to $9.3 million, or 22.7% of revenues in 2016. This increase was largely the result of SG&A expenses related to JetPay Payments, FL of $2.4 million and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our JetPay HR & Payroll Segment increased from $4.8 million in 2015 to $5.4 million in 2016, an increase of approximately $608,000, or 12.7%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $2.3 million for the year ended December 31, 2016, including the benefit of $1.9 million of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $1.7 million in the same period of 2015, including $1.43 million of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the year ended December 31, 2016 included $669,000 of transaction costs related to the JetPay Payments, FL acquisition. SG&A expenses for the year ended December 31, 2016 also included non-cash stock-based compensation expense of $399,000 as compared to $278,000 in 2015. The SG&A expenses of our JetPay HR & Payroll Segment include $360,000 and $350,000 of corporate allocated costs in the years ended December 31, 2016 and 2015, respectively, and the Payment Processing Segment includes $1.54 million and $1.08 million of corporate allocated costs in the years ended December 31, 2016 and 2015, respectively, with an offsetting reduction in corporate SG&A expenses of $1.9 million and $1.43 million for the years ended December 31, 2016 and 2015, respectively.

Settlement of Legal Matter

Settlement of Legal Matter charge of $6.19 million reflects the Company’s loss based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’ agreement to transfer to Merrick the WLES Note (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note, less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $373,334 representing the fair market value of the issuance of warrants to WLES on February 15, 2017 as described in the WLES Settlement Agreement.

Depreciation and Amortization

Depreciation and amortization totaled $4.0 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 as compared to 2015 was primarily related to increased depreciation expense on 2016 capital expenditures and the amortization of the JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 was $1.2 million and $819,000, respectively. The increase in interest expense in 2016 was primarily related to interest payments on the Fifth Third Bank term note issued on June 2, 2016 in connection with our acquisition of JetPay Payments, FL and the Notes issued to Merrick on July 26, 2016.

Income Taxes

The Company recorded income tax (benefit) expense of $(1.43) million and $197,000 for the years ended December 31, 2016 and 2015, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (14.8)% and (19.7)% for the years ended December 31, 2016 and 2015, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance. Additionally, with the acquisition of JetPay Payments, FL and its related identifiable intangible and fixed assets, management recorded an associated $1.86 million deferred tax liability. Management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of income created by the amortization of the JetPay Payments, FL identifiable intangible and fixed asset assets, and accordingly, recorded a partial reduction of the valuation allowance against its federal deferred tax assets of $1.6 million.

Analysis of Impairment

The Company conducts its annual goodwill impairment testing as of December 31 of each year or more frequently if indicators of impairment exist. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process for our two identified reporting units that contained goodwill, JetPay Payment Processing and JetPay HR & Payroll reporting segments.

In our income approach, we utilized a discounted cash flow (“DCF”) analysis for each of our previously identified reporting units using discount rates of 16.5% for both our JetPay Payment Processing and JetPay HR & Payroll reporting segments, which represent the estimated weighted average cost of capital. These discount rates reflect the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. In our DCF analysis, we prepared a five year forecast of our expected earnings to derive an expected stream of free cash flow through December 31, 2021. To estimate cash flows beyond the final year of our forecast, we used a terminal value approach. Under this approach, we estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value. In developing our forecasts of revenues and direct variable operating expenses, we utilized a variety of factors including our current and anticipated sales pipelines of prospects currently known to us, as well as those which we believe will be generated through current and future relationships with merchants, agent banks and ISOs. We also applied our knowledge of the industries, general economic conditions, and the forecast of industry experts regarding consumers’ continued trending towards expanded use of electronic payment methods. Our operating expenses are either variable with revenues, or fixed and predictable; however, we increased our future costs based on expected inflation and the need to expand personnel costs as we achieve projected future revenue levels. In performing our DCF analysis, we multiplied our estimated cash flows by a marginal federal and state tax rate of 40% to derive our after-tax cash flows, and we utilized weighted average costs of capital of 16.5% for both our JetPay Payment Processing reporting segment and JetPay HR & Payroll reporting segment analysis. In addition to the income approach, we also used several market-based approaches to corroborate the results of the income approach described above; including comparing our company’s various earnings and performance indicators to those of similar publicly traded companies, comparisons to prior purchase and sales transactions of similar reporting units by companies, and a comparison to recent mergers and acquisitions of guideline companies.

With respect to our assessment of goodwill impairment for our JetPay Payment Processing reporting segment, as of December 31, 2016, we determined that there was no impairment in that the fair value for this reporting unit was $69.8 million which exceeded the carrying value of net assets by $21.4 million, or 44.2%. With respect to our assessment of goodwill impairment for our JetPay HR & Payroll reporting segment, as of December 31, 2016, we determined that there was no impairment in that the fair value for this reporting unit was $39.5 million which exceeded the carrying value of net assets by $13.5 million, or 51.9%. Events or circumstances that could have a negative effect on estimated fair value of our reporting units in the future include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Liquidity and Capital Resources

Cash and cash equivalents were $12.6 million at December 31, 2016, excluding $2.1 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 25% and 23% at December 31, 2016 and 2015, respectively. As of December 31, 2016, we had working capital, excluding funds held for clients and client funds obligations, of approximately $5.0 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, sales of equity securities and borrowings. Additionally, we will require approximately $5.2 million, after giving effect to the payoff of a $5.0 million promissory note payable to Merrick Bank Corporation on January 11, 2017, See Note 17. Subsequent Events in the accompanying consolidated financial statements, to cover our interest and principal payments on our existing debt for the fifteen months ending March 31, 2018, capital expenditures of $3.9 million; and $314,000 of deferred consideration paid to the unitholders of JetPay Payments, PA on January 17, 2017. We expect to fund our cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities (including the recent sale of preferred stock and borrowings, see below) and through new borrowings. As disclosed in Note 11. Redeemable Convertible Preferred Stock, from October 11, 2013 to October 18, 2016, we sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with an affiliate of Sundara, LHLJ, Inc., for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (f/k/a Metro Bank) (“FNB”) (the “Prior JetPay HR & Payroll Services Credit Facility”). See Note 10. Long-Term debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company pursuant to the terms of the amended and restated Series A Purchase Agreement. These two transactions provided approximately $14.0 million of net working capital which we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to December 31, 2014, we sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million. Additionally, as disclosed in Note 12. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures were $819,000 and $1.3 million for the years ended December 31, 2016 and 2015, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay HR & Payroll Services, at approximately $3.0 million to $3.9 million for 2017, principally related to technology improvements and the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining financing by obtaining loans and selling shares of our equity securities, including the sale of shares Series A Preferred to Flexpoint and Sundara and the sale of shares of Series A-1 Preferred to Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we will need to raise additional capital through loans, the sale of Series A-1 Preferred, or other sales of equity securities. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or restructuring our current debt, or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to delay certain technology capital improvements, limit our planned level of capital expenditures and future growth plans or dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Debt Capitalization and Other Financing Arrangements

At December 31, 2016, we had borrowings of approximately $21.9 million net of an unamortized deferred financing costs of $339,000.

On December 28, 2012, JetPay HR & Payroll Services and PTFS, as borrowers, entered into the Prior JetPay HR & Payroll Credit Facility with FNB as the lender for a term loan with a principal amount of $9,000,000. Amounts outstanding under the Prior JetPay HR & Payroll Credit Facility accrued interest at a rate of 4% per annum. The loan was schedule to mature on December 28, 2019, but was paid in full in October 2016, in connection with the LHLJ, Inc. (“LHLJ”) loan.

In connection with the closing of our acquisitions of JetPay Payments, TX and JetPay HR & Payroll Services, we entered into a Note and Indemnity Side Agreement. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue the WLES Note. Interest accrued on amounts due under the WLES Note at a rate of 5% per annum. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note to Merrick on July 26, 2016. See Note 14. Commitments and Contingencies.

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, JetPay Payments, PA and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Payments, PA for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Payments, PA with a value of approximately $3.7 million on the date of acquisition. The previous unitholders of JetPay Payments, PA were entitled to receive additional cash consideration of $2.4 million, $1.2 million of which was paid on April 10, 2015 and $1.2 million of which was paid on April 10, 2016, and were entitled to earn up to an additional $500,000 based on the net revenues of JetPay Payments, PA for the twelve month periods ended October 31, 2015 and 2016, of which $186,000 was paid to the previous unitholders of JetPay Payments, PA in February 2016 and $314,000 on January 17, 2017, satisfying this obligation in full. In order to finance a portion of the proceeds paid to the previous unitholders of JetPay Payments, PA, JetPay Payments, PA, as borrower, and the Company and JetPay HR & Payroll Services, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with FNB with a principal amount of $7.5 million (as amended, the “JetPay Payments, PA Credit Facility”). Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $6.04 million at December 31, 2016. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On May 6, 2015, JetPay HR & Payroll Services and PTFS, as borrowers, along with the Company, JetPay Payments, PA, and JetPay, Payments, TX, collectively as loan parties, entered into a First Amendment and Joinder Agreement to the Loan and Security Agreement dated December 28, 2012 and a Revolving Credit Note (the “Revolving Note”) dated May 6, 2015 with FNB, as the lender. The Revolving Note provided a $1.0 million revolving credit facility that was scheduled to mature on May 6, 2017 and accrued interest at the rate of the Wall Street Journal Prime rate plus 1.00%, with a floor of 4.25%. On May 6, 2015, the proceeds of the $1.0 million Revolving Note, along with $650,000 of current cash and cash equivalents, were used to partially fund a $2.0 million deferred consideration liability due to the stockholders of ADC. The Revolving Note was paid in full on October 18, 2016.

On January 15, 2016, we issued promissory notes to each of Messrs. Shah and Lubert, and Flexpoint. The promissory notes each had an interest rate of 12% per annum and were scheduled to mature on April 14, 2016. The $1.9 million of proceeds received from the issuance of the promissory notes was used as cash collateral recorded as restricted cash to replace a $1.9 million letter of credit in favor of Wells Fargo Bank, N.A. On April 11, 2016, the Company entered into letter agreements with each of Messrs. Shah and Lubert, and Flexpoint to extend until July 31, 2016 the maturity dates of the Promissory Notes. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their promissory notes to September 30, 2016. Additionally, Flexpoint increased the principal amount of its promissory note from $1,000,000 to $1,400,000. On September 30, 2016, Jonathan Lubert and Flexpoint extended the term of their promissory notes to October 31, 2016. Each of the he promissory notes were repaid on October 21, 2016. We are currently working with several financial institutions to secure a $1.9 million letter of credit at which time the restricted cash reserves would be released to the Company. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms.

On June 2, 2016, in connection with the closing of the JetPay Payments, FL acquisition, JetPay Payments, FL and the Company entered into a Credit Agreement with Fifth Third Bank. In connection with the Credit Agreement, JetPay Payments, FL issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of JetPay Payments, FL in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note matures on June 2, 2017 and the bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are secured by the assets of JetPay Payments, FL and guaranteed by JetPay. The Credit Agreement contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, which the Company was in compliance as of December 31, 2016.

On July 26, 2016, as part of the Merrick Settlement Agreement, the Company agreed to issue in favor of Merrick the $3.85MM Note and the $5.00MM Note. The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow pursuant to the Escrow Agreement (described above). The $3.85MM Note was satisfied in full on October 21, 2016 and the $5.00MM Note was satisfied in full on January 11, 2017.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”). The underlying promissory note bears interest at 8%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services, PTFS and JetPay Payments, FL. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of December 31, 2016. The principal balance of this term loan was $9.37 million at December 31, 2016.

A portion of the proceeds of the LHLJ Debt Investment was used to simultaneously satisfy the remaining balance of $4.175 million outstanding under the Prior JetPay HR & Payroll Services Credit Facility. In connection with the satisfaction of the Borrowers’ obligations under the Prior JetPay HR & Payroll Services Credit Facility, JetPay Payments, PA, JetPay HR & Payroll Services, the Company and FNB entered into an amendment to the JetPay Payments, PA Credit Facility to release JetPay HR & Payroll Service’s guaranty of the obligations of JetPay Payments, PA under the JetPay Payments, PA Credit Facility and to eliminate provisions relating to the cross-collateralization of the JetPay Payments, PA Credit Facility and the Prior JetPay HR & Payroll Services Credit Facility.

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

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, we incurred (i) $95,000 of deferred financing fees related to the issuance of the Promissory Notes and (ii) $16,600 of deferred financing fees related to JetPay Payments, FL’s term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement. Unamortized deferred financing costs were $339,000 at December 31, 2016.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of December 31, 2016 consisted of an outstanding letter of credit of $100,000 which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2016, excluding unamortized deferred financing costs (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt, notes payable and capital lease obligation (1)	$22,207	$8,074	$5,124	$9,009	$-
Minimum operating lease payments	621	471	150	-	-
Total	$22,828	$8,545	$5,274	$9,009	$-

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve month period, based on current market rates, are expected to be approximately $1.3 million.
(2)	Outstanding letter of credit of $100,000 which represents collateral with respect to a front-end processing relationship with a credit card company.

Cash Flows

Operating Activities. Net cash provided by operating activities totaled $1.5 million for the year ended December 31, 2016. Cash provided by operating activities in this period was primarily due to a net loss of $8.2 million, an increase in accounts receivable of $1.0 million, and an increase in deferred income tax liability of $1.6 million, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets, non-cash interest costs and debt discounts of $4.3 million, stock based compensation expenses of $446,000, recognition of a note payable in connection with the settlement of a legal matter of $1.85 million, a decrease in other assets of $4.1 million, a net decrease in settlement processing assets and liabilities of $1.4 million, and an increase in accounts payable, accrued expenses, and other liabilities of $233,000.

Net cash provided by operating activities totaled $3.3 million for the year ended December 31, 2015. Cash provided by operating activities in this period was primarily due to a net loss of $1.2 million, offset by non-cash amortization relating to intangible assets, non-cash interest costs and debt discounts and conversion options, and depreciation and amortization expense totaling $3.9 million, and a decrease in restricted cash of $1.2 million. This increase in cash was partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $357,000, and an increase in accounts receivable of $489,000.

Investing Activities. Cash used in investing activities totaled $1.6 million for the year ended December 31, 2016, including purchases of property and equipment of $716,000, an investment in acquired JetPay Payments, FL technology of $623,000 and an increase of $819,000 in restricted cash and equivalents held to satisfy client obligations, all partially offset by cash acquired in the JetPay Payments, FL acquisition of $520,000.

Cash used in investing activities totaled $8.4 million for the year ended December 31, 2015, is primarily due to an increase of $7.5 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $875,000.

Financing Activities. Cash provided by financing activities totaled $7.1 million for the year ended December 31, 2016, which included proceeds from issuance of promissory notes of $11.5 million, proceeds from the sale of preferred stock, net of issuance costs, of $12.4 million, proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $47,000, and proceeds from issuance of common stock, net of issuance costs, of $64,000,and an increase of $819,000 in client fund obligations, all partially offset by $14.0 million of cash used for payments on long-term debt, an increase in restricted cash reserves of $1.9 million, payment of deferred and contingent acquisition consideration of $1.4 million, and payment of deferred financing fees associated with new borrowings of $421,000.

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

Seasonality

JetPay Payments, TX’s and JetPay Payments, PA’s revenues and earnings are impacted by the volume of consumer usage of credit and debit cards. For example, JetPay Payment Services experiences increased purchase activity during the first and second quarters due to seasonal volumes of some merchants in JetPay Payment Services’ portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay Payment Services’ fiscal year on a same store basis.

JetPay Payments, FL’s expects increased revenues during the first and fourth quarters due to seasonal volumes of certain government and utility clients and their billing cycles.

JetPay HR & Payroll Services’ revenues are recognized in the period services are rendered and earned. JetPay HR & Payroll Services experiences increased revenues during the fourth and first quarters due to the processing of additional year-end tax filing requirements. Accordingly, revenues and earnings are greater in the fourth and first quarter in comparison to the remaining two quarters of JetPay HR & Payroll Services’ fiscal year.

Effects of Inflation

JetPay Payment Services’ and JetPay HR & Payroll Services’ monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenues. While these can be positive or negative, since a portion of JetPay Payment Services’ revenues are derived as a percentage of dollar volume processed, JetPay Payment Services’ revenues will generally rise when inflation rises. Additionally, JetPay HR & Payroll Services’ revenues include the interest earned on the funds held for clients investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

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

Revenues from our credit and debit card processing operations are recognized in the period services are rendered as we process credit and debit card transactions for our merchant customers or for merchant customers of our third party clients. Third party clients include ISOs, VARs, ISVs and financial institutions. The majority of our revenue within our credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where we are only the processor of transactions, we charge transaction fees only and record these fees as revenues. In the case of contracts pursuant to which we process credit and debit card transactions for the third parties’ merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. Our contracts in most instances involve three parties: us, the merchant, and the sponsoring bank. Under certain of these sales arrangements, our sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays us a net residual payment representing our fee for the services provided. Accordingly, under these arrangements, we record the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Under the majority of our sales arrangements, we are billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to us and for which we assume credit risk. In all of the above instances, we recognize processing revenues net of interchange fees, which are assessed to our merchant and third party merchant customers on all processed transactions. Interchange rates and fees are not controlled by us. We effectively function as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers.

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for its clients. JetPay Payments, FL’s clients contract with us for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $5.3 million for the year ended December 31, 2016. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

Additionally, our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk.

Revenues from our JetPay HR & Payroll Services operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. Our service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted between one (1) and thirty (30) days after receipt, with some items extending to ninety (90) days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. We believe our reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $436,000 and $306,000 were recorded as of December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, prepaid expenses and other current assets, funds held for clients, other assets and accrued expenses, deferred revenue, other current liabilities and client fund obligations, approximated fair value as of the balance sheet dates presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, settlement processing assets and funds held for clients. Our cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Accounts Receivable

Our accounts receivable are due from merchant credit card and payroll customers. Credit is extended based on the evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary but are typically collected via ACH payments originated by us two (2) to three (3) days following month end. Amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivables when they are deemed uncollectible.

Settlement Processing Assets and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuing bank to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks, creating a net settlement obligation on our Consolidated Balance Sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on our Consolidated Balance Sheet. Additionally, certain of our sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay us a net residual payment representing our fees for the services. In these instances, we do not reflect the related settlement processing assets and obligations in our Consolidated Balance Sheet.

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

Settlement assets and obligations resulting from JetPay Payments, FL’s processing services and associated settlement activities include settlement receivables due from credit card associations and debit networks and certain cash accounts to which JetPay Payments, FL does not have legal ownership but has the right to use the accounts to satisfy the related settlement obligations. JetPay Payments, FL’s corresponding settlement obligations are for amounts payable to customers, net of processing fees earned by JetPay Payments, FL. Settlement receivables and payables for credit and debit card transactions are recorded at the gross transaction amounts. The gross amounts are then processed through JetPay Payments, FL’s settlement accounts, and JetPay Payments, FL retains its fees for the transactions upon settlement. Settlement receivables for e-check transactions consist of only JetPay Payments, FL’s fees for the transactions. Settlement receivables are generally collected within four (4) business days. Settlement obligations are generally paid within three (3) business days, regardless of when the related settlement receivables are collected.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of our reporting units to their respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. Our annual goodwill impairment testing indicated there was no impairment as of December 31, 2016. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames. Certain tradenames are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using undiscounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond our control, and determining whether or not they will occur cannot be predicted with any certainty. Identifiable intangible assets are amortized on a straight-line basis over their respective assigned estimated lives; customer relationships use eight (8) to fifteen (15) years; tradenames use one (1) to three (3) years; and software costs use one (1) to eight (8) years.

Impairment of Long–Lived Assets

We periodically reviews the carrying value of our long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. Our annual testing indicated there was no impairment as of December 31, 2016.

Convertible Preferred Stock

We account for the redemption premium, beneficial conversion feature and issuance costs on or of our convertible preferred stock using the effective interest method, accreting such amounts to our convertible preferred stock from the date of issuance to the earliest date of redemption.

Share-Based Compensation

We expense employee share-based payments under ASC Topic 718, Compensation-Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. We estimate the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of debt instruments we enter into to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound derivative instrument.

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

Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. In establishing the provision for income taxes and determining deferred income tax assets and liabilities, we make judgments and interpretations based on enacted laws, published tax guidance and estimates of future earnings. ASC Topic 740 additionally requires a valuation allowance to be established when, based on available evidence, it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

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

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2016 and 2015. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The guidance in ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. Most recently, in December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This amendment affects narrow aspects of the guidance issued in ASU 2014-09. The effective date and transition requirements for all of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and the chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). As of December 31, 2016, management concluded that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The name and age of our directors and executive officers as of March 21, 2017 are as follows:

Name	Age	Position
Bipin C. Shah	78	Chairman of the Board of Directors
Diane (Vogt) Faro	65	Chief Executive Officer and Director
Donald J. Edwards	51	Director
Jonathan M. Lubert	37	Director
Steven M. Michienzi	33	Director
Robert B. Palmer	77	Director
Laurence L. Stone	51	Director
Peter B. Davidson	63	Vice-Chairman and Corporate Secretary
Gregory M. Krzemien	57	Chief Financial Officer
Michael Collester	52	Chief Operating Officer

Below is a summary of the business experience of each of our executive officers and directors.

Directors

Bipin C. Shah has been the Chairman of the Board since inception and Chief Executive Officer of the Company from inception until May 5, 2016. Since the sale of Genpass, Inc. to U.S. Bancorp in 2005, Mr. Shah has been a private investor, focusing on opportunities in the payments business. From 2000 to 2005, Mr. Shah was the Chief Executive Officer of Genpass, Inc. where he led the development of the MoneyPass, a surcharge-free ATM network, as well as a payroll debit card used by several large payroll companies. From 1992 until its sale to Paymentech in 1996, he was the Chief Executive Officer of Gensar, Inc., a company that specialized in the processing of restaurant debit and credit card transactions. During his tenure at Gensar, Inc., he led development of the “Tip Management System” along with other technology enhancements. From 1980 to 1991, Mr. Shah was employed by CoreStates Financial Corp and its predecessor, Philadelphia National Bank, ultimately serving as Vice Chairman and Chief Operating Officer. While at CoreStates, Mr. Shah oversaw the acquisitions of seven ATM and point of sale businesses and was active in the development of several products for the financial services industry’s payments infrastructure, including the Money Access Center network, the introduction of debit to the point-of-sale, cash-back, and pay-at-the-pump. From 1985 to 1992, Mr. Shah served as a director of VISA USA and VISA INTERNATIONAL and currently serves on an advisory board of FinPay, L.L.C. He has served on the Board of Trustees for Baldwin-Wallace College and the Franklin Institute. Earlier in his career, he was a Senior Vice President at the Federal Reserve Bank of Philadelphia and a Senior Vice President at American Express, as well as the President of Vertex Division of MAI. Mr. Shah holds a Bachelor of Arts in Philosophy from Baldwin-Wallace College and a Masters in Philosophy from the University of Pennsylvania. We believe that Mr. Shah’s career as an executive in the payment processing industry and as an investor generally provides him with the necessary skills to chair the Board and provide advice to our management team with respect to operational, strategic and management issues as well as general industry trends.

Diane (Vogt) Faro has been on the Board since April 1, 2014 and has been the Chief Executive Officer since May 5, 2016. Since December 2011 until May 5, 2016, Ms. Faro was President of National Benefit Programs, LLC, a provider of brand loyalty and discount programs to small to mid-size businesses. Prior to joining National Benefit Programs, from 2009 to December 2011, Ms. Faro was a consultant for the electronic payments industry focused on assisting companies in growing revenues. From 2005 to 2009, Ms. Faro was President of Global Merchant Services at First Data Corporation, a payment processing company where she was responsible for over $1 billion in annualized revenues. Ms. Faro also served as President of First Data’s Alliance Group. Prior to these roles at First Data, Ms. Faro was Chief Executive Officer of Chase Merchant Services LLC, which processed over $170 billion in payment volume annually during her tenure. Ms. Faro has served on the Board of Directors of the Electronic Transactions Association, Merchant Link and Front Stream Payments, all of which are private companies in the payment processing industry. Ms. Faro is one of the founding members of the Women’s Networking in Electronic Transactions (W.net), which offers women in the payments industry a place to network and find mentors. Ms. Faro’s extensive experience in the payments industry provides her with the necessary skills to provide the Board and management with valuable insight into marketing and operational issues and lead our management team with respect to operational, strategic and management issues.

Donald J. Edwards has been on the Board since October 11, 2013, when he was appointed by the holders of our Series A Preferred pursuant to the Series A Purchase Agreement. Mr. Edwards is the Managing Principal of Flexpoint Ford, LLC, a private equity investment firm focused on healthcare and financial services, which currently has $2.2 billion under management. Mr. Edwards has been with Flexpoint Ford, LLC since 2004. Previously, from 2002 to 2004, Mr. Edwards was President and CEO of Liberte Investors (now First Acceptance Corporation), which he guided through the acquisition of a leading provider of non-standard consumer automobile insurance. Mr. Edwards was a Principal of GTCR, a private equity firm with more than $6 billion under management, from 1994 to 2002, where he was the head of the firm’s healthcare investment effort. From 1988 to 1992, Mr. Edwards was an associate at Lazard Freres and Co., specializing in mergers and acquisitions. Mr. Edwards holds a B.S. degree in finance with highest honors from the University of Illinois and an M.B.A. from Harvard Business School where he was a Baker Scholar. We believe that Mr. Edwards’ experience as an executive in a private equity firm focused on the financial services industry and his knowledge of the capital markets generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, as well as capital raising matters.

Jonathan M. Lubert has been on the Board since February 2, 2011. Mr. Lubert is the Founder and Chairman of JL Squared Group, a Registered Investment Advisor focused on alternative investments, founded in 2003, which currently has $335 million under management. Mr. Lubert also founded Next Generation Lending, a small real estate investment and lending company, JML Ventures LP and IL Hedge Investments LLC. Mr. Lubert’s previous experience includes a leveraged finance investment banking analyst position at Bear Stearns and a minority ownership in Spencer Capital Management, a value based, event driven fund that focused on long term risk adjusted returns. In addition, Mr. Lubert was a director of Global Affiliates, Inc. from 2004 until 2010. Mr. Lubert is currently a Managing Director of Valley Forge Casino and an advisory board member of the American Infrastructure MLP Fund. Additionally, Mr. Lubert is currently involved with the Young Friends of Children’s Hospital, the Make-A-Wish Foundation, YPO Philadelphia, and The Lubert Family Foundation. Mr. Lubert’s educational background includes a B.S. in Business Administration, which was earned with highest distinction from the University of North Carolina at Chapel Hill. We believe that Mr. Lubert’s experience as the Founder and Chairman of JL Squared Group provides him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding general investor trends.

Steven M. Michienzi has been on the Board since October 11, 2013, when he was appointed by the holders of our Series A Preferred pursuant to the Series A Securities Purchase Agreement. Mr. Michienzi is a Principal of Flexpoint Ford, LLC, where his primary responsibilities include the evaluation and management of investments across the financial services industry. Mr. Michienzi has been with Flexpoint Ford, LLC since 2009. From June 2006 to June 2009, Mr. Michienzi worked in the investment banking division of Wachovia Securities specializing in mergers and acquisitions and capital raising advisory assignments. Mr. Michienzi serves as a director of GeoVera Investment Group, Ltd., a homeowners’ insurance company, and Corporate Finance Group, Inc., a provider of finance and accounting advisory services. He previously served as a director of Financial Pacific Holdings, LLC, an equipment leasing company. Mr. Michienzi graduated magna cum laude with a B.S. in economics from Duke University where he was elected into Phi Beta Kappa honor society. We believe that Mr. Michienzi’s experience as an investment professional at a private equity firm focused on the financial services industry and his knowledge of evaluating and managing investments generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, and future acquisition investments.

Robert B. Palmer has been on the Board since February 2, 2011. Mr. Palmer worked for CoreStates Financial Corp for 32 years, with titles including Executive Vice President for Retail Banking, Operations and Data Processing, and President and Chief Executive Officer of the Philadelphia National Bank. He also served as Vice Chairman of CoreStates and Chairman of its First Pennsylvania Bank. He retired from CoreStates in 1996 and later served as Vice Chairman of the newly-formed Asian Bank in Philadelphia. Mr. Palmer has been a board member of VISA, USA and Schramm, Inc., a manufacturer based in West Chester, Pennsylvania. He has been Chairman of The World Affairs Council and International Visitors Council and Vice Chair of the Police Athletic League, all of Philadelphia, and has served on numerous civic boards. Mr. Palmer holds a B.A. degree from Yale University. We believe that Mr. Palmer’s experience as an executive in the financial services industry provides him with the necessary skills to serve as a member of the Board and will enable him to provide valuable insight to the Board regarding operational and management issues.

Laurence L. Stone has been on the Board since October 18, 2016, when he was appointed by the holders of our Series A Preferred pursuant to the amended and restated Series A Purchase Agreement. Mr. Stone is the managing member of Sundara Investment Partners, LLC; the sole shareholder of LHLJ, Inc.; and the managing member of Main Line Trading Partners, LLC. Mr. Stone worked for Mercury Payment Systems from June 2006 until its sale to Vantiv, Inc. in 2014, including his roles as a Principal and a Director. Prior to Mercury Payment Systems, Mr. Stone founded and served as an officer of Card Payment Services and Card Payment Systems, Independent Sales Organization merchant processing companies. Mr. Stone served as Chief Executive Officer of Card Payment Systems from 1997 until Concord EFS’s acquisition of Card Payment Systems in 2000. Mr. Stone started his payment processing career at CitiCorp Card Acceptance Services in 1988. Mr. Stone serves on the boards of directors of Olivam Partners, LP and Clutch Holdings, Inc. Mr. Stone holds a B.S. degree in Economics from the Wharton School of the University of Pennsylvania in Finance. We believe that Mr. Stone’s experience as an executive in the payment processing industry provides him with the necessary skills to serve as a member of the Board and will enable him to provide valuable insight to the Board regarding operational, sales and management issues.

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

Michael Collester has served as the Company’s Chief Operating Officer since August 23, 2016. In April 2004, Mr. Collester formed ACI Merchant Systems, LLC, which was acquired by JetPay in November 2014. From 2004 to present, Mr. Collester has served in executive roles at ACI, including Chief Executive Officers and President. From 1989 to 2000, Mr. Collester served as CEO/President of ACI Merchant Services, Inc., a merchant services provider dedicated exclusively to serving financial institutions which he founded which became recognized as the premier Agent/Referral Bank processing company in the United States and, in 2000, merged with Fifth Third Bank. Mr. Collester served as Senior Vice President at Fifth Third Bank from 2000 through 2003. Mr. Collester holds a B.S. degree in Quantitative Business Analysis from the Pennsylvania State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, there were four late Form 4 filings in fiscal year 2016, two of which related to our directors or officers (two for Diane (Vogt) Faro), one for Gene Valentino, and one of which related to one of our beneficial owners (Flexpoint Fund II, L.P.).

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. Our code of conduct and ethics has been posted on our website and can be found at www.jetpay.com. Our code of conduct and ethics may also be obtained by contacting investor relations at the Company’s Corporate Offices at 3939 West Drive, Center Valley, Pennsylvania, 18034. Any amendments to our code of conduct and ethics or waivers from the provisions of the code for our chief executive officer, our chief financial officer and accounting officer and all persons providing similar functions will be disclosed on our website promptly following the date of such amendment or waiver and we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

CORPORATE GOVERNANCE

Board Leadership Structure

Mr. Shah served as our chairman of our Board and served as Chief Executive Officer until May 5, 2016. After May 5, 2016, Mr. Shah served as non-executive Chairman and Ms. Faro served as Chief Executive Officer. We do not currently have a lead independent director. Our Board of Directors has determined that this leadership structure is appropriate as the Board believes that its other structural features, including five independent, non-employee directors on a board consisting of seven directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board of Directors recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board of Directors will continue to periodically review its leadership structure.

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

Nominating Committee

We have established a Nominating Committee of the Board of Directors, which consists of Messrs. Edwards (Chair), Lubert, and Palmer, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The Nominating Committee operates pursuant to a charter that complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters. Our Nominating Committee charter has been posted on our website and can be found at www.jetpay.com.

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The Nominating Committee’s guidelines for selecting nominees generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications and factors relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The Nominating Committee does not have a policy with regard to consideration of candidates for election to the Board recommended by stockholders and does not distinguish among nominees recommended by stockholders and other persons. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company, Peter B. Davidson, at the Company’s corporate offices at 3939 West Drive, Center Valley, Pennsylvania 18034.

Audit Committee

We have established an Audit Committee of the Board. As required by the rules of The NASDAQ Stock Market, each of the members of our Audit Committee is able to read and understand fundamental financial statements. In addition, we consider Mr. Palmer to qualify as an “audit committee financial expert” and as “financially sophisticated,” as defined under the rules of the SEC and The NASDAQ Stock Market, respectively. Our Audit Committee operates pursuant to a charter which complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters (the “Audit Committee Charter”). The Audit Committee Charter has been posted on our website and can be found at www.jetpay.com. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the full Board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

The Audit Committee consists of Messrs. Palmer (Chair), Lubert and Michienzi, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market.

Compensation Committee

Our Compensation Committee is composed of three members of our Board of Directors and is currently comprised of Messrs. Edwards (Chair), Palmer, and Michienzi. All of the members of our Compensation Committee are independent under the rules of The NASDAQ Stock Market, are “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to its charter (which is available at www.jetpay.com ), the Compensation Committee is charged with performing an annual review of our executive officers’ salary, incentive opportunities and equity holdings to determine whether they provide adequate incentives and motivation to the executive officers and whether they adequately compensate the executive officers relative to officers in other comparable companies. As set forth in the Compensation Committee Charter, the Compensation Committee’s duties include the following.

•	Our Compensation Committee annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives, and determines the CEO’s compensation levels based on this evaluation;

•	Our Compensation Committee annually makes recommendations to our Board of Directors with respect to the compensation of the Corporation’s Chief Financial Officer and Vice-Chairman. In addition, our Compensation Committee has the authority to review the compensation of all of our executive officers. The CEO advises our Compensation Committee on the annual performance and appropriate levels of compensation of our executive officers (other than the CEO);
•	Our Compensation Committee has the authority to retain and terminate any compensation consultant to assist in the evaluation of director, CEO and other executive officer compensation. No compensation study was commissioned for 2016 or 2015; and
•	Our Compensation Committee has the authority to form and delegate authority to subcommittees.

Shareholder Communications

Stockholders may communicate appropriately with any and all of our directors by sending written correspondence addressed as follows:

JetPay Corporation

Attention: Board of Directors

c/o Peter B. Davidson, Secretary

3939 West Drive

Center Valley, Pennsylvania 18034

Our Secretary will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our Board of Directors held eleven meetings in the past fiscal year. Meetings include both in-person and telephonic meetings. For information regarding committee composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company held its annual meeting on August 2, 2016 and six directors were in attendance.

Item 11. Executive Compensation

This discussion provides an overview of the compensation paid to our Chief Executive Officer, Vice-Chairman and Chief Financial Officer (our “Named Executive Officers”) for 2016 and 2015. The names and titles of the Company’s 2016 Named Executive Officers are:

•	Bipin C. Shah – Chairman of the Board and Chief Executive Officer until May 5, 2016
•	Diane (Vogt) Faro – Chief Executive Officer since May 5, 2016
•	Peter B. Davidson – Vice-Chairman and Corporate Secretary
•	Gregory M. Krzemien – Chief Financial Officer
•	Michael Collester – Chief Operating Officer since August 23, 2016

Overview; Risk Management

Our Compensation Committee used a comprehensive executive compensation program and philosophy during 2016.

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

Summary Compensation Table

The following table sets forth the compensation earned by our Named Executive Officers for the fiscal year ended December 31, 2016 and for the preceding fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Bipin C. Shah,
Chairman of the Board and	2016	300,000	-	4,846	304,846
Chief Executive Officer (1)	2015	300,000	-	5,250	305,250
Diane (Vogt) Faro,	2016	262,136	839,672	2,770	1,104,578
Chief Executive Officer (2)	2015	-	-	-	-
Peter B. Davidson,
Vice-Chairman and	2016	275,000	-	-	275,000
Corporate Secretary	2015	258,333	-	6,375	264,708
Gregory M. Krzemien,	2016	270,000	-	7,950	277,950
Chief Financial Officer	2015	253,333	-	7,600	260,933
Michael Collester	2016	195,233	-	5,857	201,090
Chief Operating Officer (3)	2015	145,609	-	4,329	149,938

(1)	Bipin C. Shah resigned as Chief Executive Officer on May 5, 2016.
(2)	Diane (Vogt) Faro was appointed as Chief Executive Officer on May 5, 2016.
(3)	Michael Collester was appointed as Chief Operating Officer on August 23, 2016.
(4)

Represents the aggregate grant date fair value of stock options granted during the year indicated. The grant date fair value of stock option awards was determined using the Black-Scholes option pricing model in accordance with FASB ASC Topic 718 utilizing the assumptions discussed in Note 12. Stockholders’ Equity in the accompanying consolidated financial statements.

(5)	The amounts in this column represent matching contributions received by the Named Executive Officer from participation in the Company’s defined contribution pension plan.

At the 2013 annual meeting, our stockholders elected to conduct non-binding advisory votes on the compensation of the Named Executive Officers every three years. The first non-binding advisory vote on executive compensation took place at the 2016 annual stockholders’ meeting, where our stockholders approved the compensation of our named Executive Officers. The next non-binding advisory vote on executive compensation will take place at the 2019 annual stockholders’ meeting.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our Named Executive Officers as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Bipin C. Shah	187,500	(1)	62,500	$3.00	12/12/23
Diane (Vogt) Faro	111,439	(2)	488,561	$2.48 to $2.60	5/6/26 to 11/1/26
Peter B. Davidson	93,750	(1)	31,250	$3.00	12/12/23
Gregory M. Krzemien	200,000	(3)	-	$3.10	8/30/23
Michael Collester	-		-	-	-

(1)	Options granted on December 12, 2013 to Mr. Shah and Mr. Davidson vest equally over four years on the annual anniversary date of the grant.
(2)	Options in the amount of 250,000 granted on May 5, 2016 and 350,000 on October 31, 2016 to Ms. Faro vest daily over two years from the dates of the grants.
(3)	Options granted on August 30, 2013 to M. Krzemien vested with respect to 50,000 shares immediately on the date of grant with the remainder vesting in 18 equal monthly installments.

Potential Payments upon Termination or Change-in-Control

Except for the employment agreements with Ms. Faro and Mr. Collester, the terms of which are summarized below, we do not have employment agreements with any of our Named Executive Officers or any other contract, agreement, plan or arrangement that provides for payments to any Named Executive Officer in connection with any termination of employment, a change in control of the Company or a change in the Named Executive Officer’s responsibilities.

Diane (Vogt) Faro Employment Agreement

On May 5, 2016, the Company and Ms. Faro entered into an executive employment agreement, which commenced on May 5, 2016 (the “Commencement Date”). Pursuant to the Agreement, Ms. Faro shall serve as Chief Executive Officer for an initial term of two years (the “Term”). Ms. Faro receives a base salary of $400,000 beginning on the Commencement Date and ending on the first anniversary thereof, and thereafter a base salary of $450,000 through the end of the Term. In addition to her base salary, Ms. Faro is eligible to receive an annual cash bonus of up to 50% of her base salary as of the end of the calendar year to which such bonus relates, as determined in the sole discretion of the Board. For calendar year 2016, any annual bonus payable to Ms. Faro shall be pro-rated based on the Commencement Date. In connection with Ms. Faro’s entry into her employment agreement, she was granted 250,000 options to purchase shares of the Company’s common stock, which options have an exercise price of $2.48 and vest ratably on a daily basis over the Term, pursuant to the Company’s 2013 Stock Incentive Plan.

In the event that Ms. Faro is terminated by the Company other than for Cause (as defined in her employment agreement), disability or death or Ms. Faro terminates her employment for Good Reason (as defined in the employment agreement), then, in addition to the payment to Ms. Faro of any base salary earned but unpaid through the date of termination and any accrued but unused vacation time as of the date of termination (“Accrued Obligations”), the Company shall continue to pay to Ms. Faro her base salary during the Continuation Period (as defined in the employment agreement) and accelerate the vesting of those options granted to Ms. Faro in connection with the Agreement that would have vested during the Continuation Period in the event that Ms. Faro’s employment had not been terminated, such that those options shall be fully vested as of the date of Ms. Faro’s termination. “Continuation Period” is defined in the Agreement to mean a period of twelve months following the date of the termination of Ms. Faro’s employment. The Company’s obligations to make payments to Ms. Faro during the Continuation Period (other than with respect to the Accrued Obligations) shall be conditioned upon Ms. Faro’s compliance with certain covenants set forth in the Agreement, including but not limited to the execution, delivery and non-revocation of a valid and enforceable general release of claims.

Following the termination of her employment, Ms. Faro shall have certain continuing obligations under the Agreement, including but not limited to those relating to the non-disclosure of confidential information, non-competition, non-solicitation and proprietary rights.

Michael Collester Employment Agreement

On August 23, 2016, the Company and Mr. Collester entered into an amended and restated employment agreement, which commenced on August 23, 2016 (the “Commencement Date”). The Agreement amended and restated the employment agreement, dated as of November 7, 2014, by and between JetPay Payments, PA and Mr. Collester. Pursuant to the Agreement, Mr. Collester serves as Chief Operating Officer of the Company for an initial term ending December 31, 2017 (the “Employment Period”).

Mr. Collester receives a base salary of $300,000 beginning on the Commencement Date and ending on December 31, 2016, and thereafter a base salary of $325,000 through the end of the Employment Period. In addition to his base salary, Mr. Collester is eligible to receive an annual bonus as determined by the Board of Directors in its sole discretion.

If Mr. Collester is terminated by the Company without Cause (as defined in the employment agreement) or Mr. Collester terminates his employment for Good Reason (as defined in the employment agreement), then, contingent upon the effectiveness of a general release of claims, in addition to the payment of any base salary earned but unpaid through the date of termination, the Company shall continue to pay to Mr. Collester his base salary during the Severance Period. “Severance Period” is defined in the Agreement to mean the period commencing on the 60th date following such separation and ending 60 days following the last day of the then-current Employment Period.

If Mr. Collester’s employment is terminated during the Employment Period due to Mr. Collester’s death or disability, the Company shall also pay to Mr. Collester (or his estate or beneficiaries, as the case may be) unreimbursed expenses; any earned but unpaid annual bonus with respect to the year prior to the year of termination; and a pro rata bonus with respect to the year of separation equal to a fraction where the numerator is the number of completed calendar months of employment in such year and the denominator is 12, payable when such bonuses are paid to other employees of the Company or its affiliates.

Following the termination of his employment, Mr. Collester shall have certain continuing obligations under the Agreement, including but not limited to those relating to the non-disclosure of confidential information, non-competition, non-solicitation and proprietary rights.

Director Compensation

The following table provides summary information concerning cash and certain other compensation paid or accrued by JetPay to or on behalf of JetPay’s Board for the year ended December 31, 2016.

DIRECTOR COMPENSATION

	Fees Earned ($)	Option Awards ($)(1)	Total ($)

Donald J. Edwards	21,667	-	21,667
Diane (Vogt) Faro (1)	7,441	-	7,441
Frederick S. Hammer (2)	18,000	-	18,000
Jonathan M. Lubert	22,500	-	22,500
Steven M. Michienzi	22,000	-	22,000
Robert B. Palmer	32,500	-	32,500
Laurence L. Stone	3,043		3,043

(1)	Diane (Vogt) Faro was an independent director until May 5, 2016, when she was appointed Chief Executive Officer.
(2)	Frederick S. Hammer, a director since 2011, resigned from the Board of Directors effective August 31, 2016 for personal reasons.

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid in a taxable year to our Chief Executive Officer and the three highest paid executive officers (excluding the Chief Financial Officer). We consider the impact of this deductibility limit on the compensation that we intend to award, and attempt to structure compensation such that it is deductible when appropriate. However, we may exercise discretion to award compensation that is not fully deductible under Code Section 162(m) when it is in the best interests of the Company or is otherwise appropriate, such as in order to recruit and retain key executives. For 2016 and 2015, the Company was entitled to a deduction for all compensation paid to our Named Executive Officers.

When establishing executive compensation, we consider the effect of various forms of compensation on the Company’s financial reports. In particular, we will consider the potential impact on current and future financial reports of all equity compensation that we may grant in the future.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of the three independent directors listed above. During 2016, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related party transactions. In 2016, none of our executive officers served on the Board or compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2013 Stock Incentive Plan has been approved by the stockholders as restated and amended in 2016. Stock options are issued under the Amended and Restated 2013 Stock Incentive Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the Amended and Restated 2013 Stock Incentive Plan is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees.

The Company’s 2015 Employee Stock Purchase Plan (the “ESPP”) has been approved by the stockholders. The ESPP allows certain defined employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the fair value of the Company’s common stock on the commencement date or the purchase date of each offering period, whichever is lower. As of December 31, 2016, an aggregate of 277,124 shares of the Company’s common stock remain reserved for issuance under the Company’s ESPP. The Company’s initial purchase period under the ESPP began on January 1, 2016 with 22,876 shares issued on July 1, 2016 and 51,480 shares issued on January 5, 2017. The Company uses the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights.

The following table sets forth certain information regarding the Company’s Amended and Restated 2013 Stock Incentive Plan and the 2015 Employee Stock Purchase Plan as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2013 Stock Incentive Plan	2,246,248	$2.89	753,752
2015 Employee Stock Purchase Plan	22,876	$-	277,124
Total	2,269,124	$2.89	1,030,876

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 28, 2017 regarding ownership of shares of JetPay common stock by the following persons:

•	each person who is known to JetPay to own beneficially more than 5% of the outstanding shares of JetPay common stock;
•	each director of JetPay;
•	each Named Executive Officer; and
•	all directors and executive officers of JetPay, as a group.

Unless otherwise indicated, to JetPay’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of JetPay common stock. Unless otherwise indicated, the address of the holder is c/o the Company, 3939 West Drive, Center Valley, Pennsylvania 18034.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned (14)
5% or Greater Stockholders:
Flexpoint Fund II, L.P. (1)	10,310,276	39.8%
Sundara Investment Partners, LLC (2)	3,482,793	18.3%
Gene M. Valentino (3)	2,628,149	16.9%
WLES, L.P. (4)	1,733,334	10.9%
Michael Collester (5)	1,640,000	10.5%
Wellington Management Company, LLP (6)	1,537,239	9.9%
C. Nicholas Antich (7)	972,173	6.2%
Carol A. Antich (7)	972,173	6.2%
Bipin C. Shah Trust U/A dated July 31, 2001 (8)	733,136	4.7%

Directors and Named Executive Officers:
Donald J. Edwards (1)	10,310,276	39.8%
Laurence L. Stone (2)	4,349,416	22.8%
Michael Collester (5)	1,640,000	10.5%
Bipin C. Shah (9)	574,761	3.6%
Peter B. Davidson (10)	261,245	1.7%
Diane (Vogt) Faro (11)	209,747	1.3%
Gregory M. Krzemien (12)	200,000	1.3%
Jonathan M. Lubert (13)	156,865	*
Robert B. Palmer (13)	63,180	*
Steven M. Michienzi	-	*
All current directors and executive officers as a group (10 persons)	17,765,490	59.0%

*	Represents less than 1%.
(1)	The business address of Flexpoint is 676 N. Michigan Avenue, Suite 3300, Chicago, IL 60611. The general partner of Flexpoint Fund II, L.P. is Flexpoint Management II, L.P., of which the general partner is Flexpoint Ultimate Management II, LLC. The sole managing member of Flexpoint Ultimate Management II, LLC is Donald J. Edwards. Represents 10,310,276 shares subject to conversion of Series A Preferred Convertible Stock at the holder’s option.
(2)	Based solely on the information contained in a Schedule 13D filed by Laurence L. Stone on October 28, 2016. The business address of Mr. Stone and Sundara Investment Partners, LLC (“Sundara”) is 725 Eagle Farm Road, Villanova, PA 19085. Mr. Stone is the managing member of Sundara. Mr. Stone reported beneficial ownership over 4,349,416 shares, including (i) 3,482,793 shares of Common Stock issuable upon conversion of the Series A Preferred Convertible Stock owned by Sundara; (ii) 13,300 shares of common stock held by Mr. Stone directly; (iii) 125,000 shares of common stock owned by LHLJ, Inc.; (iv) 388,573 shares of common stock owned by Main Line Trading Partners, LLC; and (v) 339,750 shares of common stock owned by The Stone Family Trust.

(3)	The business address of Mr. Valentino is 316 South Baylen, Suite 590, Pensacola, FL 32502.
(4)	The business address of WLES, L.P. is 3361 Boyington Drive, Carrollton, TX 75006. The general partner of WLES, L.P. is Transaction Guy & The Triumphant Ones, LLC, a Texas limited liability company. The controlling members of the general partnership are Trent R. Voigt and Sue Lynn Voigt, husband and wife and individual residents of the State of Texas. Includes 266,667 shares of common stock subject to outstanding warrants that are exercisable within 60 days of February 28, 2017.
(5)	The business address of Mr. Collester is 136 East Watson Avenue, Langhorne, PA 19047.
(6)	Based solely on the information contained in a Schedule 13G filed by Wellington Management Company, LLP on January 10, 2013 and Schedule 13D filed on January 17, 2017. The business address of the entity is 80 Congress Street, Boston, Massachusetts 02210. Includes the purchase of 386,811 shares of common stock that were issuable upon exercise of options held by certain investment advisory clients and excludes 616,500 shares subject to conversion of Series A-1 Preferred Convertible Stock at the holder’s option because each of the options provides that the holder thereof does not have the right to exercise the option to the extent (but only to the extent) that such exercise would result in it or any of its affiliates beneficially owning more than 9.9% of the common stock.
(7)	The business address of Mr. C. Nicholas Antich and Carol A. Antich is 3939 West Drive, Center Valley PA 18034. Includes 204,420 shares owned by Mr. C. Nicholas Antich, 204,420 shares owned by Mrs. Carol A. Antich, the wife of Mr. C. Nicholas Antich, 537,813 shares owned by Mr. C. Nicholas Antich and Carol A. Antich, as Tenants by the Entireties, and 25,520 shares owned by Brittany N. McCausland Trust u/a 2/17/99, of which Mr. and Mrs. Antich are the trustees and on whose behalf Mr. and Mrs. Antich have the right to act.
(8)	The business address of the trustee is 159 West Lancaster Avenue, Paoli, PA 19301.
(9)	Includes 187,500 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2017.
(10)	Includes 93,750 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2017.
(11)	Includes 209,247 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2017.
(12)	Includes 200,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2017.
(13)	Includes 10,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2017.
(14)	Percentage calculations based on 15,588,984 shares outstanding on February 28, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of JetPay HR & Payroll Services. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended for one year on June 1, 2016. Rent expense under this lease was $531,500 and $516,500 for the years ended December 31, 2016 and 2015, respectively. The Company is currently evaluating its future space needs and reviewing several alternatives, including a possible extension or amendment to the current lease.

JetPay Payment Services retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The terms of the lease which expired on January 31, 2016 were commercial. Occupancy continues on a month-to-month basis. Rent expense was $47,000 and $36,000 for the years ended December 31, 2016 and 2015, respectively.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $67,000 and $118,000 for the years ended December 31, 2016 and 2015, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note to Merrick. See Note 14. Commitments and Contingencies in the accompanying consolidated financial statements.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $36,000 and $238,000 for the years ended December 31, 2016 and 2015, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 14. Commitment and Contingencies in the accompanying consolidated financial statements, and bears interest at an annual rate of 4% with interest expense of $11,000 and $20,000 recorded for the years ended December 31, 2016 and 2015, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 10. Long-Term Debt, Notes Payable and Capital Lease Obligations in the accompanying consolidated financial statements.

On October 31, 2014, following the unanimous consent of the Company’s Audit Committee, the Company entered into a letter agreement with WLES, an entity owned by Trent Voigt, that governs the distribution of any proceeds received in connection with the Direct Air matter. The Letter Agreement provides that subject to certain exceptions, after each of the Company and WLES receive out-of-pocket expenses and chargeback losses incurred subsequent to the consummation of our acquisitions of JetPay HR & Payroll Services and prior to the consummation of such acquisitions, respectively, each of the parties will share in any proceeds received pro rata. This agreement was superseded by the WLES Settlement Agreement. See Note 14. Commitment and Contingencies in the accompanying consolidated financial statements.

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of JetPay HR & Payroll, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bore interest at an annual rate of 4% and matures on May 6, 2017, payable in two equal installments of $175,000, with the first paid on May 6, 2016 and the second due on May 6, 2017. The promissory note was paid in full on December 31, 2016. Interest expense related to this promissory note was $9,800 and $9,500 for the years ended December 31, 2016 and 2015, respectively. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 10. Long-Term Debt, Notes Payable and Capital Lease Obligations in the accompanying consolidated financial statements.

On December 22, 2015, the Company entered into securities purchase agreements (the “Insider Common Stock SPAs”) with each of certain investors, including Bipin C. Shah, its Chairman and then Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. See Note 12. Stockholders’ Equity in the accompanying consolidated financial statements.

On January 15, 2016, the Company issued the Promissory Notes in favor of each of Bipin C. Shah, Jonathan Lubert and Flexpoint. Amounts outstanding under the Promissory Notes accrued interest at a rate of 12% per annum and carried a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. Interest expense related to the Promissory Notes was $177,000 for the year ended December 31, 2016. The maturity date of the Promissory Notes was extended to July 31, 2016 through an extension executed on April 11, 2016. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to September 30, 2016 or the occurrence of an event of a default that is not properly cured or waived. Additionally, Flexpoint increased the principal amount of its expiring Promissory Note from $1,000,000 to $1,400,000, the proceeds of which increase were used to pay off the outstanding balance of the promissory note issued to Bipin C. Shah due on July 31, 2016. Finally, on September 30, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to October 31, 2016. The promissory notes in favor of Mr. Lubert and Flexpoint were paid in full on October 21, 2016.

Finally, as described elsewhere in this Annual Report on Form 10-K, on October 18, 2016, the Company entered into an amended and restated Series A Purchase Agreement with Flexpoint, the holder of the majority of the Company’s Series A Preferred Common Stock, and Sundara, a Delaware limited liability company wholly-owned by Laurence Stone. Pursuant to the amended and restated Series A Purchase Agreement, Sundara acquired 33,667 shares of Series A Preferred for $10.1 million. In connection with the Company’s entry into the amended and restated Series A Purchase Agreement, Mr. Stone was appointed as a director of the Company. In addition, as elsewhere described in this Annual Report on Form 10-K, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity wholly-owned by Laurence Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. In connection with the parties’ entry into the loan and security agreement, the borrowers paid LHLJ, Inc. a non-refundable closing fee of $190,000.

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

Our Board of Directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Our Board of Directors has determined that each of Messrs. Lubert, Palmer, Stone, Edwards, and Michienzi qualifies as an independent director as defined under the rules and regulations of The NASDAQ Stock Market. Our independent directors regularly meet in executive committee sessions during scheduled Board of Directors Meetings where only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

The Company was billed $294,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2016 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each of the first three calendar quarters of 2016.

The Company was billed $244,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2015 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each of the first three calendar quarters of 2015.

Audit-Related Fees

During the years ended December 31, 2016 and 2015, we did not incur any audit-related fees.

Tax Fees

During the years ended December 31, 2016 and 2015, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the years ended December 31, 2016 and 2015, there were no fees billed for other matters by our independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee approved all of the Company’s Audit Related Fees, Tax Fees and All Other Fees incurred by the Company in 2016 and 2015.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 99 of this report.

JetPay Corporation
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of JetPay Corporation

We have audited the accompanying consolidated balance sheets of JetPay Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetPay Corporation and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY
March 24, 2017

JetPay Corporation
Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,584	$5,594
Restricted cash	2,129	226
Accounts receivable, less allowance for doubtful accounts	4,677	3,123
Settlement processing assets and funds	35,240	18,460
Prepaid expenses and other current assets	5,849	871
Current assets before funds held for clients	60,479	28,274
Funds held for clients	49,154	48,335
Total current assets	109,633	76,609
Property and equipment, net	2,125	1,979
Goodwill	48,978	41,760
Identifiable intangible assets, net of accumulated amortization of $10,926 and $7,682 at December 31, 2016 and 2015, respectively	26,090	23,830
Other assets	384	4,523
Total assets	$187,210	$148,701

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,074	$3,411
Accounts payable and accrued expenses	10,821	8,661
Settlement processing liabilities	35,079	17,488
Deferred revenue	502	558
Other current liabilities	985	1,387
Current liabilities before client fund obligations	55,461	31,505
Client fund obligations	49,154	48,335
Total current liabilities	104,615	79,840
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $339 and $473 at December 31, 2016 and 2015, respectively	13,794	13,198
Deferred income taxes	520	250
Other liabilities	1,228	424
Total liabilities	120,157	93,712

Commitments and Contingencies

Redeemable Convertible Preferred Stock:
Redeemable convertible Series A and Series A-1 preferred stock, $300.00 par value per share, 139,498 and 97,498 total shares issued and outstanding at December 31, 2016 and 2015, respectively (liquidation preference of $83,699 at December 31, 2016)	53,324	34,540

Common Stock, subject to possible redemption (1,625,000 shares at December 31, 2016)	3,520	-

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 139,498 and 97,498 shares of Series A and Series A-1 redeemable convertible preferred stock at December 31, 2016 and 2015, respectively)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,737,504 and 14,372,990 issued and outstanding at December 31, 2016 and 2015, respectively	18	14
Additional paid-in capital	38,778	40,807
Accumulated deficit	(28,587)	(20,372)
Total Stockholders’ Equity	10,209	20,449
Total Liabilities and Stockholders’ Equity	$187,210	$148,701

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2016	2015

Processing revenues	$56,330	$43,322
Cost of processing revenues	37,453	26,229

Gross profit	18,877	17,093

Selling, general and administrative expenses	16,911	13,291
Settlement of legal matter	6,192	-
Change in fair value of contingent consideration liability	(103)	56
Amortization of intangibles	3,244	3,062
Depreciation	721	499

Operating (loss) income	(8,088)	185

Other expenses (income)
Interest expense	1,243	819
Non-cash interest costs	170	45
Amortization of debt discounts and deferred consideration	151	328
Other income	(8)	(6)

Loss before income taxes	(9,644)	(1,001)

Income tax (benefit) expense	(1,429)	197

Net loss	(8,215)	(1,198)
Accretion of convertible preferred stock	(6,378)	(5,158)

Net loss applicable to common stockholders	$(14,593)	$(6,356)

Basic and diluted loss per share applicable to common stockholders	$(0.89)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	16,311,243	13,892,716

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation
Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share information)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance at December 31, 2014	13,863,823	$14	$43,942	$(19,174)	$24,782

Common stock issued for cash	480,000	-	1,269	-	1,269
Common stock issued as compensation	29,167	-	79	-	79
Stock-based compensation expense	-	-	278	-	278
Beneficial conversion feature on convertible preferred stock	-	-	397	-	397
Accretion of convertible preferred stock to redemption value	-	-	(5,158)	-	(5,158)
Net loss	-	-	-	(1,198)	(1,198)
Balance at December 31, 2015	14,372,990	$14	$40,807	$(20,372)	$20,449

Common stock issued for cash, net of issuance costs	37,037	-	64	-	64
Common stock issued for acquisition	3,304,601	4	3,640	-	3,644
Common stock issued under employee stock purchase plan	22,876	-	47	-	47
Stock purchase rights issued for acquisition	-	-	152	-	152
Employee stock purchase plan expense	-	-	47	-	47
Stock-based compensation expense	-	-	399	-	399
Accretion of convertible preferred stock to redemption value	-	-	(6,378)	-	(6,378)
Net loss	-	-	-	(8,215)	(8,215)
Balance at December 31, 2016	17,737,504	$18	$38,778	$(28,587)	$10,209

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2016	2015
Operating Activities
Net loss	$(8,215)	$(1,198)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	721	499
Stock-based compensation	399	278
Employee stock purchase plan expense	47	-
Common stock issued as compensation	-	79
Amortization of intangibles	3,244	3,062
Non-cash interest costs	170	45
Amortization of debt discounts and conversion options	151	328
Change in fair value of contingent consideration liability	(103)	56
Loss (gain) on disposal of fixed assets	30	(3)
Recognition of note payable in connection with settlement of legal matter	1,853	-
Deferred income taxes	(1,594)	(34)
Change in operating assets and liabilities
Restricted cash	(3)	1,160
Accounts receivable	(1,017)	(489)
Settlement processing assets and obligations, net	1,447	(103)
Prepaid expenses and other current assets	84	(43)
Other assets	4,139	(21)
Deferred revenue	(56)	38
Accounts payable, accrued expenses and other liabilities	233	(357)
Net cash provided by operating activities	1,530	3,297

Investing Activities
Net increase in restricted cash and cash equivalents held to satisfy client fund obligations	(819)	(7,502)
Cash acquired in acquisition	520	-
Purchase of property and equipment	(716)	(875)
Investment in acquired technology	(623)	-
Proceeds on disposal of property and equipment	15	13
Net cash used in investing activities	(1,623)	(8,364)

Financing Activities
Payments on long-term debt and capital lease obligations	(14,036)	(1,575)
Proceeds from sale of preferred stock, net of issuance costs	12,406	-
Proceeds from long-term debt and notes payable	11,490	1,000
Restricted cash reserve	(1,900)	-
Payment of deferred and contingent acquisition consideration	(1,386)	(2,850)
Net increase in client funds obligations	819	7,502
Payment of deferred financing fees associated with new borrowings	(421)	(44)
Proceeds from issuance of common stock, net of issuance costs	64	1,269
Proceeds from issuance of common stock pursuant to employee stock purchase plan	47	-
Net cash provided by financing activities	7,083	5,302

Net increase in cash and cash equivalents	6,990	235
Cash and cash equivalents, beginning	5,594	5,359
Cash and cash equivalents, ending	$12,584	$5,594

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Years Ended December 31,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,088	$978
Cash paid for taxes	$434	$370

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$103	$388
Promissory note issued to satisfy deferred consideration	$-	$350
Promissory notes issued in connection with settlement of legal matter	$4,950	$-
Indemnification asset associated with settlement of legal matter	$4,950	$-
Beneficial conversion feature-convertible preferred stock	$-	$397

Fair value of assets acquired	$23,949	$-
Fair value of company stock issued	$(7,163)	$-
Fair value of contingent consideration	$(1,975)	$-
Fair value of private stock purchase rights	$(153)	$-
Fair value of liabilities assumed	$14,658	$-

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

The Company currently operates in two business segments: the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions, with a focus on those processing internet transactions and recurring billings as well as for traditional retailers and service providers, and the JetPay HR & Payroll Segment, which provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, Human Capital Management (“HCM”) services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay Payment Services, TX, LLC (f/k/a JetPay, LLC) (“JetPay Payments, TX”), and JetPay HR & Payroll Services, Inc. (f/k/a A. D. Computer Corporation) (“JetPay HR & Payroll Services”) on December 28, 2012 (the “Initial Acquisitions”). Additionally, on November 7, 2014, the Company acquired JetPay Payment Services, PA, LLC (f/k/a ACI Merchant Systems, LLC) (“JetPay Payments, PA”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. Most recently, on June 2, 2016, the Company acquired JetPay Payment Services, FL, LLC (f/k/a CollectorSolutions, Inc.) (“JetPay Payments, FL”), a payment processor specializing in the processing of payments in the government and utilities channels.

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. The Company may, from time to time, determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending March 31, 2018 include, but are not limited to: principal and interest payments on long-term debt and capital lease obligations of approximately $5.2 million, after giving effect to the payoff of a $5.0 million promissory note payable to Merrick Bank Corporation on January 11, 2017, See Note 17. Subsequent Events; estimated capital expenditures of $3.9 million; and $314,000 of deferred consideration paid to the former unitholders of JetPay Payments, PA on January 17, 2017.

The Company expects to fund its cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including the recent sale of preferred stock and borrowings (see below) and through new borrowings. As disclosed in Note 11. Redeemable Convertible Preferred Stock, from October 11, 2013 to October 18, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with an affiliate of Sundara, LHLJ, Inc., for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (“FNB”) (the “Prior HR & Payroll Services Credit Facility”). See Note 10. Long-Term debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company pursuant to the terms of the amended and restated Series A Purchase Agreement. These transactions provided approximately $14.0 million of net working capital which the Company used and expects to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to December 31, 2014, the Company sold 6,165 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to affiliates of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $1.85 million, and has an agreement to potentially sell an additional $850,500 of shares of Series A-1 Preferred to Wellington. Additionally, as disclosed in Note 12. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, the Company sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

In the past, the Company has been successful in obtaining loans and selling its equity securities. To fund the Company’s current debt service needs, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. The Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt, or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans or dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Note 2.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CollectorSolutions, Inc. pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, a Delaware limited liability company and wholly-owned subsidiary of JetPay (“Merger Sub One”), CSI Acquisition Sub Two, LLC, a Delaware limited liability company and wholly-owned subsidiary of Merger Sub One (“Merger Sub Two”), CollectorSolutions, Inc. and Gene M. Valentino, an individual, in his capacity as representative of the shareholders of CSI. Pursuant to the terms of the Merger Agreement, CollectorSolutions, Inc. first merged with and into Merger Sub Two, with CollectorSolutions, Inc. surviving the merger as the indirect, wholly-owned subsidiary of JetPay. CollectorSolutions, Inc. then merged with and into Merger Sub One, with Merger Sub One surviving the merger as CollectorSolutions, LLC. On October 21, 2016, CollectorSolutions, LLC changed its name to JetPay Payments, FL, LLC. The acquisition of JetPay Payments, FL provided the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through JetPay Payments, FL highly configurable payment gateway, secured debit, credit, and e-check processing volumes, as well as provided a base operation to sell the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base. The consolidated financial statements include the accounts of JetPay Payments, FL since the acquisition date, June 2, 2016.

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of JetPay Payments, FL and assumed approximately $1.0 million of JetPay Payments, FL’s indebtedness. The 3.25 million shares of common stock, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of JetPay Payments, FL and (ii) 500,000 shares placed in escrow at closing which will be released or cancelled contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017. In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the JetPay Payments, FL’s former stockholders in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date as per the Merger Agreement. JetPay Payments, FL’s former stockholders will also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $1,770,000 at December 31, 2016 ($563,000 recorded within other current liabilities and $1.2 million recorded within non-current other liabilities). See Note 3. Summary of Critical Accounting Policies. Based upon the level of gross profit performance in 2016, the Company anticipates issuing 250,000 shares of its common stock related to the 2016 earn-out provisions as per the Merger Agreement. Additionally, in connection with the acquisition, certain executives of JetPay Payments, FL were provided the right to purchase through a private placement, within twelve months after closing, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the volume-weighted average closing price of the stock of the Company for the twenty consecutive trading days ending three trading days prior to closing. This stock purchase right was valued at $152,000 utilizing a Black-Sholes option pricing model and is recorded as Additional Paid-In Capital at the date of acquisition.

In addition, the Company granted to each former stockholder of JetPay Payments, FL a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder if Flexpoint exercises in full its right to have the Company redeem its entire investment in shares of Series A Preferred. In a buyback of up to 50% of the shares issued to JetPay Payments, FL’s former shareholders, the Company would purchase each share of common stock issued for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The common stock issued to JetPay Payments, FL’s previous shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2016, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity section of the Consolidated Balance Sheet.

The fair value of the identifiable assets acquired and liabilities assumed in the JetPay Payments, FL acquisition as of the acquisition date includes: (i) $520,000 of cash, (ii) $537,000 for accounts receivable; (iii) $113,000 for prepaid expenses and other assets; (iv) $10.6 million for settlement processing assets; (v) $93,000 for fixed assets; (vi) the assumption of $14.7 million of liabilities, including $9.95 million of settlement processing obligations and approximately $1.0 million of long term debt; and (vii) approximately $12.1 million allocated to goodwill and other identifiable intangible assets. Within the $12.1 million of acquired intangible assets, $7.2 million was assigned to goodwill, which is not subject to amortization under U.S. GAAP. The Company does not expect to deduct for tax purposes the goodwill related to the JetPay Payments, FL acquisition. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) the multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of JetPay Payments, FL’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base as well as offering merchant credit card processing services to the Company’s payroll and HCM customer base. The remaining intangible assets were assigned to customer relationships for $4.1 million, software costs of $710,000, and tradename for $70,000. The Company determined that the fair value of non-compete agreements with certain employees of JetPay Payments, FL was immaterial. Customer relationships, software costs, and trade name were assigned a life of 12 years, 19 months, and 7 months, respectively.

Assets acquired and liabilities assumed in the JetPay Payments, FL acquisition were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations of the business acquired by the Company have been included in the Statements of Operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed were allocated to goodwill.

The allocation of the JetPay Payments, FL purchase price and the estimated fair market values of the JetPay Payments, FL assets acquired and liabilities assumed are shown below (in thousands):

Cash	$520
Accounts receivable	537
Settlement processing assets	10,587
Prepaid expenses and other assets	113
Property and equipment, net	93
Goodwill	7,218
Identifiable intangible assets	4,881
Total assets acquired	23,949

Accounts payable and accrued expenses	1,794
Settlement processing obligations	9,951
Long term debt	1,049
Long term deferred tax liability	1,864
Total liabilities assumed	14,658
Net assets acquired	$9,291

Unaudited pro forma results of operations for the years ended December 31, 2016 and 2015, as if the Company and JetPay Payments, FL had been combined on January 1, 2015, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	(In thousands, except per share information)
	For the Years Ended December 31,
	2016	2015

Revenues	$63,378	$58,646
Operating (loss) income	(7,916)	1,068
Net loss	(7,992)	(323)
Net loss applicable to common stockholders	(14,370)	(5,481)
Net loss per share applicable to common stockholders	$(0.81)	$(0.32)

Note 3.   Summary of Significant Accounting Policies

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

Use of Estimates, Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions. These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

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

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for its clients. JetPay Payments, FL’s clients contract with JetPay Payments, FL for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $5.3 million for the year ended December 31, 2016. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Revenues from the Company’s JetPay HR & Payroll Services operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in processing revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employee. These collections from clients are typically remitted between one (1) and thirty (30) days after receipt, with some items extending to ninety (90) days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Operations because the collecting, holding, and remitting of these funds are critical components of providing these services.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $436,000 and $306,000 were recorded as of December 31, 2016 and 2015, respectively.

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

Accounts Receivable

The Company’s accounts receivable are due from its merchant credit card and its payroll customers. Credit is extended based on the evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary but are typically collected via Automated Clearing House (“ACH”) payments originated by us two (2) to three (3) days following month end. Amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivables when they are deemed uncollectible.

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

Settlement assets and obligations resulting from JetPay Payments, FL’s processing services and associated settlement activities include settlement receivables due from credit card associations and debit networks and certain cash accounts to which JetPay Payments, FL does not have legal ownership but has the right to use the accounts to satisfy the related settlement obligations. JetPay Payments, FL’s corresponding settlement obligations are for amounts payable to customers, net of processing fees earned by JetPay Payments, FL. Settlement receivables and payables for credit and debit card transactions are recorded at the gross transaction amounts. The gross amounts are then processed through JetPay Payments, FL’s settlement accounts, and JetPay Payments, FL retains its fees for the transactions upon settlement. Settlement receivables for e-check transactions consist of only JetPay Payments, FL’s fees for the transactions. Settlement receivables are generally collected within four (4) business days. Settlement obligations are generally paid within three (3) business days, regardless of when the related settlement receivables are collected.

Property and Equipment

Property and equipment acquired in the Company’s business acquisitions have been recorded at estimated fair value. The Company records all other property and equipment acquired in the normal course of business at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or initial term of the related lease; machinery and equipment – five (5) to fifteen (15) years; and furniture and fixtures – five (5) to ten (10) years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2016 and 2015. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

Identifiable Intangible Assets

Identifiable intangible assets consist primarily of customer relationships, software costs, and tradenames. Certain tradenames are considered to have indefinite lives, and as such, are not subject to amortization. These assets are tested for impairment using undiscounted cash flow methodology annually and whenever there is an impairment indicator. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Several impairment indicators are beyond the Company’s control, and determining whether or not they will occur cannot be predicted with any certainty. Identifiable intangible assets are amortized on a straight-line basis over their respective assigned estimated lives; customer relationships use eight (8) to fifteen (15) years; tradenames use one (1) to three (3) years; and software costs use one (1) to eight (8) years.

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2016 and 2015.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the shares of Series A Preferred and shares of Series A-1 Preferred of 13,793,069 and 616,500 shares of common stock, respectively, at December 31, 2016, and the effect of 1,153,936 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan (as amended and restated, the “2013 Stock Incentive Plan”) at December 31, 2016 have been excluded from the loss per share calculation for the year ended December 31, 2016 in that the assumed conversion of these options would be anti-dilutive. For the year ended December 31, 2015, the dilutive effect of the conversion option in the shares of Series A Preferred and Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, and the effect of 755,410 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at December 31, 2015 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,982	$-	$-	$2,982

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,296	$-	$-	$1,296

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Years Ended December 31,
	2016	2015
	(in thousands)

Beginning balance	$1,296	$1,240
Contingent consideration for acquisition of JetPay Payments, FL	1,975	-
Change in fair value of contingent cash consideration	(103)	56
Payment of JetPay Payments, PA contingent cash consideration	(186)	-
Totals	$2,982	$1,296

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the financial instrument. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s outside consultants which are approved by the Chief Financial Officer. Level 3 financial liabilities for the relevant periods consist of contingent consideration related to the JetPay Payments, TX, JetPay Payments, PA and JetPay Payments, FL acquisitions for which there are no current markets such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy will be analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date), remains unchanged at December 31, 2016 as a result of this component being recorded as equity. The fair value at December 31, 2016 of the cash-based contingent consideration, valued at $58,000, recorded within non-current other liabilities, was determined using a binomial option pricing model. The following assumptions were utilized in the December 31, 2016 calculations: risk free interest rate: 0.85%; dividend yield: 0%; term of contingency of 0.99 years; and volatility: 75.5%.

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

In addition to the consideration paid upon closing of the JetPay Payments, PA acquisition, the previous unitholders were entitled to receive up to an additional $500,000 if certain net revenue goals were achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $456,000 at December 31, 2015, and $314,000 at December 31, 2016, recorded within other current liabilities, and net of $186,000 earned and paid to the previous unitholders of JetPay Payments, PA in February 2016. The remaining $314,000 was paid on January 17, 2017.

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the previous shareholders are entitled to receive up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017 and up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition and $1,770,000 at December 31, 2016, ($563,000 recorded within other current liabilities and $1.2 million recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

The Company uses either a binomial option pricing model with a Monte Carlo simulation or the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of December 31, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2016 and 2015. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 17. Subsequent Events.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The Company adopted this ASU and it did not have a material impact on the Company’s disclosures in the footnotes to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this standard in 2016 and, as a result, the debt issuance costs are included as a reduction of the Company's long-term debt balance on the consolidated balance sheet as of December 31, 2016. The adoption of this standard required the Company to reclassify debt issuance costs from current assets to long-term liabilities on the Company's consolidated balance sheet as of December 31, 2015.  The balance reclassified was immaterial and had no material effect on the Company’s consolidated financial position.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. Most recently, in December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This amendment affects narrow aspects of the guidance issued in ASU 2014-09. The effective date and transition requirements for all of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

Note 4.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$10	$10
Additions (charged to expense)	-	-
Deductions	-	-
Balance at end of period	$10	$10

Note 5.   Property and Equipment, net of Accumulated Depreciation

	As of December 31,
	2016	2015
	(in thousands)

Leasehold improvements	$417	$410
Equipment	1,710	1,194
Furniture and fixtures	330	280
Computer software	1,230	601
Vehicles	245	245
Assets in progress	83	422
Total property and equipment	4,015	3,152
Less: Accumulated depreciation	(1,890)	(1,173)
Property and equipment, net	$2,125	$1,979

Property and equipment included $422,167 and $520,851 of computer equipment as of December 31, 2016 and 2015, respectively, net of accumulated depreciation of $272,729 and $70,726 as of December 31, 2016 and 2015, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $721,000 and $499,000 for the years ended December 31, 2016 and 2015, respectively.

Note 6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016, is as follows (in thousands):

Balance at January 1, 2015	$41,760
Balance at December 31, 2015	41,760
Acquisition of JetPay Payments, FL	7,218
Balance at December 31, 2016	$48,978

Note 7.   Identifiable Intangible Assets

	As of December 31,
	2016	2015
	(in thousands)
Amortized intangible assets:
Software	$6,083	$4,750
Customer relationships	29,013	24,912
Tradename	380	310
Total amortized intangible assets	35,476	29,972
Less: Accumulated amortization	(10,926)	(7,682)
Total amortized intangibles, net	24,550	22,290
Non-Amortized intangible assets:
Tradenames	1,540	1,540
Total identifiable intangible assets	$26,090	$23,830

Amortization expense was $3.24 million and $3.06 million for the years ended December 31, 2016 and 2015, respectively. The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31 (in thousands):

2017	$3,492
2018	$3,393
2019	$3,393
2020	$3,022
2021	$2,765
Thereafter	$8,485

The weighted average useful life of amortizing intangible assets was 10.8 years at December 31, 2016.

Note 8.   Deferred Financing Costs

In connection with the $9 million and the $7.5 million term loans payable and the $1.0 million revolving note payable to First National Bank of Pennsylvania (“FNB”) (f/k/a Metro Bank), the Company incurred and recorded $23,000, $76,000 and $44,000 of deferred financing costs, respectively. Additionally, in connection with the $9.5 million term loan payable to LHLJ, Inc. on October 18, 2016 and certain promissory notes dated January 15, 2016 (See Note 15. Related Party Transactions), the Company incurred and recorded deferred financing fees of $310,000 and $95,000, respectively. Non-cash interest costs were $170,000 and $45,000 for the years ended December 31, 2016 and 2015, respectively, and were recorded using the effective interest method. Unamortized deferred financing costs, recorded as a reduction of long-term debt, were $339,000 and $88,000 at December 31, 2016 and 2015, respectively.

Note 9.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Trade accounts payable	$3,438	$1,801
ACH clearing liability	1,160	1,735
Accrued compensation	1,234	980
Accrued agent commissions	1,023	861
Related party payables	424	82
Other	3,542	3,202
Total	$10,821	$8,661

Note 10.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Term loan payable to FNB, interest rate of 4.0% payable in monthly principal payments of $107,143 plus interest, maturing December 28, 2019, collateralized by the assets and equity interests of JetPay HR & Payroll Services, Payroll Tax Filing Services, Inc. (“PTFS”) and JetPay Payments, PA. Paid in fill on October 18, 2016.	$-	$5,140

Term loan payable to LHLJ, Inc., interest rate of 8% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, PA. See Note 15. Related Party Transactions.	9,371	-

Term loan payable to FNB, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	6,042	7,292

Revolving note payable to FNB, interest rate of Wall Street Journal Prime rate plus 1.00% (4.00% as of September 30, 2016), interest payable monthly, collateralized by the assets and equity interests of JetPay HR & Payroll Services, PTFS, and JetPay Payments, PA, as well as a $1.0 million negative pledge on the equity of JetPay Payments, TX, maturing on May 6, 2017. Paid in full on October 18, 2016.	-	1,000

Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	925	-

Revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (4.0% at December 31, 2016), maturing on June 2, 2017.	20	-

Promissory note payable to Merrick, interest rate of 12% beginning October 14, 2016 payable on the promissory note maturity date of January 11, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. Paid in full on January 15, 2017. See Note 17. Subsequent Events.	5,000	-

Unsecured promissory note payable to WLES, interest rate of 5.0% payable quarterly, note principal due on December 31, 2017. Note amount excludes unamortized fair value discount of $0 and $384,611 at December 31, 2016 and 2015, respectively. See Note 15. Related Party Transactions.	-	1,947

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2017, as extended. See Note 15. Related Party Transactions.	492	492

Unsecured promissory note payable to stockholder, interest rate of 4% payable quarterly, note principal due in two installments of $175,000, the first paid on May 6, 2016, and the second due on May 6, 2017, paid in full on December 31, 2016. See Note 15. Related Party Transactions.	-	350

Capital lease obligations related to computer equipment and software at JetPay Payments, TX, interest rates of 5.55% to 8.55%, due in monthly lease payments of $28,844 in the aggregate maturing from May 2017 through December 2018, collateralized by equipment.	357	474

Various other debt instruments related to vehicles at JetPay HR & Payroll Services.	-	2
	22,207	16,697
Less current portion	(8,074)	(3,411)
Less unamortized deferred financing costs	(339)	(88)
	$13,794	$13,198

The FNB term loan agreements require the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreements also contain certain annual financial covenants with which the Company was in compliance as of December 31, 2016.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a Credit Agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matures on June 2, 2017 and bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of December 31, 2016.

On July 26, 2016, as part of its settlement of litigation with Merrick, the Company agreed to issue two promissory notes in favor of Merrick in the amounts of $3,850,000 (the “$3.85MM Note”) and $5,000,000 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”). The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow pursuant to that certain Escrow Agreement, dated December 28, 2012, by and among JetPay, WLES, Trent Voigt, Merrick and JPMorgan Chase (“Chase”). The $3.85MM Note was paid in full on October 21, 2016 and the $5.00MM Note was paid in full on January 11, 2016. See Note 17. Subsequent Events.

On October 18, 2016, in connection with the sale of shares of Series A Preferred to Sundara, JetPay HR & Payroll Services and PTFS entered into an agreement to obtain a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”) from LHLJ, Inc. The term loan, which bears interest at 8%, matures on October 31, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4,750,000 at maturity. The obligations of the JetPay HR & Payroll Services and PTFS under the Loan Agreement are guaranteed by the Company and JetPay Payment Services, FL, LLC. The Loan Agreement contains certain customary affirmative and negative covenants, including financial covenants relating to the borrowers’ debt coverage ratio, total leverage ratio, and a minimum liquidity level during the term of the loan. A portion of the proceeds of the LHLJ Debt Investment was used to satisfy our obligations under the Prior JetPay HR & Payroll Services’ Credit Facility.

Maturities of long-term debt and capital lease obligations, excluding fair value and conversion option debt discounts, are as follows for the years ending December 31: 2017 – $8.1 million; 2018 – $2.6 million; 2019 – $2.5 million; 2020 – $2.3 million; 2021 – $6.7 million; and $0 thereafter.

Note 11.    Redeemable Convertible Preferred Stock

Under a Securities Purchase Agreement entered into on August 22, 2013 (as amended, the “Series A Purchase Agreement”), the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred for an aggregate purchase price of up to $40.0 million in three tranches.  The shares of Series A Preferred had a purchase price of $300 per share.

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to the Series A Purchase Agreement. Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; 33,333 shares on December 28, 2014 for $10.0 million; and 8,333 shares on August 9, 2016 for $2.5 million. The proceeds of the initial $10.0 million investment were used to retire the note payable to Ten Lords, Ltd. of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the April 14, 2014 $1.4 million investment were used to satisfy a portion of the Company’s liability to EarlyBirdCapital, Inc. arising from a March 3, 2014 arbitration decision (the “EBC Award”). The proceeds of the November 7, 2014 $6.0 million were used as partial consideration for the acquisition of JetPay Payments, PA. The proceeds of the December 28, 2014 $10.0 million investment were used to redeem certain secured convertible preferred notes that matured on December 31, 2014. The proceeds of the August 9, 2016 $2.5 million investment were used for the payment of certain acquisition expenses related to the JetPay Payments, FL acquisition and for general corporate purposes.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. In April 2015, Flexpoint tendered to the Company a claim letter regarding an indemnification claim with respect to the EarlyBirdCapital matter. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. As a result of the settlement of the Direct Air Matter, see Note 14. Commitments and Contingencies, on March 23, 2017, the conversion price of Series A Preferred was adjusted to $2.36 pursuant to the Series A Securities Purchase Agreement. Pursuant to an agreement by and among Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

On October 18, 2016, the Company amended and restated the Series A Purchase Agreement in part to facilitate the Company’s issuance and sale to Sundara of the 33,667 shares of Series A Preferred that had not yet been purchased by Flexpoint (the “Remaining Shares”). Flexpoint’s right to acquire the Remaining Shares was set to expire on October 11, 2016, but was extended until October 25, 2016 by an amendment to the Series A Purchase Agreement, dated October 10, 2016, by and between the Company and Flexpoint. Pursuant to the A&R Purchase Agreement, the Company and Flexpoint provided to Sundara the sole right to purchase the remaining 33,667 shares of Series A Preferred in a single transaction consummated at the signing of the amended and restated Series A Purchase Agreement, for a purchase price of $10,100,100. This issuance was completed on October 18, 2016.

The Series A Preferred has an initial liquidation preference of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and will rank senior to the common stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred have the right to request redemption of any shares of Series A Preferred issued at least five (5) years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred, subject to certain exceptions.

In addition to the foregoing, on May 5, 2014, the Company issued 2,565 shares of Series A-1 Preferred to Wellington for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington, pursuant to a Securities Purchase Agreement (the “Series A-1 Purchase Agreement”) dated May 1, 2014. Additionally, the Company issued to Wellington 1,350 shares of Series A-1 Preferred on November 20, 2014 for $405,000 and 2,250 shares of Series A-1 Preferred on December 31, 2014 for $675,000. Under the Series A-1 Purchase Agreement, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. The proceeds of the total investment to date of $1.85 million by Wellington have been used for general corporate purposes. Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share. Shares of Series A-1 Preferred can be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00. As a result of the settlement of the Direct Air Matter, on March 23, 2017, the conversion price of Series A-1 Preferred was adjusted to $2.45 pursuant to the Series A-1 Securities Purchase Agreement. Pursuant to an agreement by and among Wellington, the Series A-1 Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A-1 Preferred is subject to further downward adjustment upon the occurrence of certain events as defined in the Series A-1 Purchase Agreement. Additionally, Wellington has the option, but not the obligation, to purchase up to the number of shares of Series A-1 Preferred equal to 6.75% of the cumulative number of shares of Series A Preferred purchased by Flexpoint and Sundara.

The Series A-1 Preferred has an initial liquidation preference of $600 per share and ranks senior to the Company’s common stock and pari passu with the Series A Preferred with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the above, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s common stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Series A-1 Purchase Agreement, the holders of a majority of the Series A-1 Preferred may demand immediate redemption of all or a portion of the Series A-1 Preferred at the then-applicable liquidation value.

The Company considered the guidance of ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives, in determining the accounting treatment for its convertible preferred stock instruments. The Company considered the economic characteristics and the risks of the host contract based on the stated and implied substantive terms and features of the instruments; including, but not limited to, its redemption features, voting rights, and conversions rights; and determined that the terms of the preferred stock were more akin to an equity instrument than a debt instrument. Subject to certain exceptions applicable to Sundara, the shares of Series A Preferred and Series A-1 Preferred are subject to redemption, at the option of the holder, on or after the fifth anniversary of their original purchase. Accordingly, the convertible preferred stock has been classified as temporary equity in the Company’s Consolidated Balance Sheets.

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. There was no beneficial conversion feature upon the 2014, 2015 or 2016 issuances of Series A Preferred to Flexpoint and Sundara, as applicable, and Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $6.4 million and $5.2 million for the years ended December 31, 2016 and 2015, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: (i) the Company fails to make any required redemption payment with respect to the Series A Preferred; (ii) the Company breaches the Series A Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; (iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; (iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or (v) an event of default has occurred under the Prior HR & Payroll Services Credit Facility , and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 12.    Stockholders’ Equity

Common Stock

On June 18, 2015, the Company issued 29,167 shares of the Company’s common stock with a fair market value of approximately $79,000, as compensation to an employee for services rendered.

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Insider Common Stock SPA”) with each of certain investors, including Bipin C. Shah, its Chairman and then Chief Executive Officer, Robert B. Palmer, Director and Chair of the Audit Committee, and Jonathan M. Lubert, Director. Pursuant to the Insider Common Stock SPAs, Messrs. Shah, Palmer and Lubert each agreed to purchase 20,000 shares, or an aggregate of 60,000 shares, of the Company’s common stock, at a purchase price of $2.70 per share (a price greater than the closing bid price of the common stock on December 21, 2015, which was the last closing bid price preceding the Company’s execution of each of the Insider Common Stock SPAs), for aggregate consideration of $162,000, prior to issuance costs. In addition to the three directors, certain other investors purchased an additional 320,000 shares of common stock at a purchase price of $2.70 per share for aggregate consideration of $864,000, prior to issuance costs. Additionally, on December 23, 2015, the Company sold 100,000 shares of common stock to an additional investor, an entity affiliated with Laurence L. Stone at a purchase price of $2.70 per share for aggregate consideration of $270,000. Issuance costs related to the December 2015 common stock sales were approximately $27,000. Finally, on January 22, 2016, the Company sold 37,037 shares of common stock to an additional investor at a purchase price of $2.70 per share for consideration of $100,000 prior to issuance costs of approximately $36,000.

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

As of December 31, 2016 and 2015, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

At a meeting of the Company’s stockholders held on July 31, 2013, the Company’s stockholders approved the adoption of the Company’s 2013 Stock Incentive Plan. The Company was initially authorized to issue up to 2,000,000 shares of its common stock as awards under the 2013 Stock Incentive Plan. On June 29, 2016, the Board of Directors approved an amendment and restatement of the JetPay Corporation 2013 Stock Incentive Plan, as amended (the “Amended and Restated 2013 Plan”), which was subsequently approved by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders held on August 2, 2016, to issue up to an additional 1,000,000 shares of its common stock as awards. The Amended and Restated 2013 Plan has available 753,752 shares of common stock for the grant of awards as of December 31, 2016.

The Company granted options to purchase 905,000 and 530,000 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan during the years ended December 31, 2016 and 2015, respectively, all at an exercise price of $3.00 per share, except for 250,000 options granted at $2.48 per share in May 2016 and 350,000 options granted at 2.60 per share in October 2016, the closing price of the Company’s common stock on the date of grant. The grant date fair value of the options granted during the years ended December 31, 2016 and 2015 were determined to be approximately $1.14 million and $555,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the years ended December 31, 2016 and 2015 was $399,000 and $278,000, respectively. Unrecognized compensation expense as of December 31, 2016 relating to non-vested common stock options was approximately $1.28 million and is expected to be recognized through 2020. During the year ended December 31, 2016, no options were exercised and 375,834 options were forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2016	2015
Expected term (years)	5.75 to 6.25	6.25
Risk-free interest rate	1.27% to 1.97%	1.56% to 1.79%
Volatility	58.1% to 62.3%	33.65% to 44.80%
Dividend yield	0%	0%

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

A summary of stock option activity for the years ended December 31, 2016 and 2015 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,401,250	$3.02
Granted	530,000	$3.00
Forfeited	(214,168)	$3.00
Exercised	-	$-
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	905,000	$2.70
Forfeited	(375,834)	$3.00
Exercised	-	$-
Outstanding at December 31, 2016	2,246,248	$2.89
Exercisable at December 31, 2016	1,153,936	$2.98

The weighted average remaining life of options outstanding at December 31, 2016 was 8.27 years. The aggregate intrinsic value of the exercisable options at December 31, 2016 was $0.

Stock options outstanding at December 31, 2016 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$3.00	1,339,998	7.61	$3.00	736,247	7.34	$3.00
$3.10	306,250	6.67	$3.10	306,250	6.67	$3.10
$2.60	350,000	9.84	$2.60	29,247	9.84	$2.60
$2.48	250,000	9.35	$2.48	82,192	9.35	$2.48

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

As of December 31, 2016, an aggregate of 277,124 shares of common stock remained reserved for issuance under the Purchase Plan, with 22,876 shares of common stock issued on July 1, 2016 and 51,480 shares of common stock issued on January 5, 2017.

Note 13.    Income Taxes

The components of income tax expense consist of the following:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Current:
Federal	$-	$-
State	165	231

Deferred:
Federal	(3,122)	(318)
State	(122)	645
Change in valuation allowance	1,650	(361)
Total income tax (benefit) expense	$(1,429)	$197

JetPay Payments, TX is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations.

A reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Tax at U.S. Federal statutory rate	$(3,279)	$(272)
State taxes, net of federal benefit	(7)	801
Nondeductible costs and other acquisition accounting adjustments	207	29
Valuation allowance for deferred tax assets	1,650	(361)
Total income tax (benefit) expense	$(1,429)	$197

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Accounts receivable	$152	$116
Accrued expenses	265	371
Intangible assets	336	1,835
Stock options	1,167	1,018
Debt	1,717	1,650
Net operating loss carryforwards	9,327	5,505
Transaction costs and other	174	107
Total deferred tax assets	13,138	10,602
Valuation allowance for deferred tax assets	(8,869)	(7,219)
Deferred tax assets after valuation allowance	4,269	3,383
Deferred tax liabilities:
Prepaid expenses	(224)	(157)
Property and equipment	41	(36)
Intangible assets	(4,250)	(3,190)
Contingent consideration	(356)	(250)
Total deferred tax liabilities	(4,789)	(3,633)
Net deferred tax liabilities	$(520)	$(250)

As of December 31, 2016, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $25.9 million available to offset future taxable income, respectively. These NOLs, if not utilized, expire at various times through 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $1.65 million in the year ended December 31, 2016, with a total valuation allowance of $8.9 million at December 31, 2016, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Pennsylvania and Texas to be significant state tax jurisdictions. The Company’s federal, state and local income taxes for the years beginning in 2012 remain subject to examination.

Note 14.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank Corporation (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintains insurance through a Chartis Insurance Policy for chargeback losses that names Merrick as the primary insured. The policy has a limit of $25.0 million and a deductible of $250,000. Merrick has sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC had certain obligations to indemnify Merrick for losses realized from such chargebacks that Merrick was unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through September 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick required JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of June 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter, which amount was released in full to Merrick under the Merrick Settlement Agreement in July 2016, as more fully described below.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), then a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleges that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleges several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC (“JetPay ISO”) filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.7 million. The Company did not believe it had a responsibility to reimburse Merrick for these legal fees and disputed these charges. Accordingly, the Company had not recorded an accrual for these legal fees as of June 30, 2016. These legal fees were eliminated as part of the Merrick Settlement Agreement, as described below.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the acquisition of JetPay, LLC, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with Chase as the trustee. The Escrow Agreement for the account names Merrick, the Company, and WLES as parties. If JetPay, LLC suffered any liability as a result of the Direct Air matter, these shares would be used in partial payment for any such liability, with any remaining shares delivered to WLES.

On July 26, 2016, we entered into two related settlement agreements: (i) a Settlement Agreement and Release by and among Merrick, the Company, certain subsidiaries of the Company and WLES (the “Merrick Settlement Agreement”) and (ii) a Settlement Agreement and Release by and among Trent Voigt, WLES and the Company (the “WLES Settlement Agreement”). In connection with the parties’ entry into the Merrick Settlement Agreement, the District Court for the District of Utah dismissed the Direct Air matter with prejudice on July 27, 2016.

As part of the Merrick Settlement Agreement, we agreed to release all claims to the $4.4 million held in reserve at Merrick. In addition, pursuant to the Merrick Settlement Agreement, we issued to Merrick the $3,850,000 note, bearing interest at a rate of 8% per annum, due December 28, 2017, (the “$3.85MM Note”) and a $5,000,000 note, bearing interest at a rate of 12% per annum, due January 11, 2017 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”) to Merrick. The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow.

In connection with its entry into the Merrick Settlement Agreement, JetPay executed three Stipulated and Confessed Judgments in favor of Merrick in the amounts of $32,500,000 (the “First Judgment”), $28,650,000 (the “Second Judgment”) and $27,500,000 (the “Third Judgment” and, together with the First Judgment and the Second Judgment, the “Judgments”), none of which shall be of any effect unless and until JetPay failed to make any payment when due under the Notes. If JetPay failed to make payment when due under the Notes, Merrick, after a five (5) day cure period, would have been able to seek to obtain and/or enforce the applicable Judgments in the Federal District Court for Utah or in any court of competent jurisdiction. On October 21, 2016, the Company paid in full the $3.85MM Note and on January 11, 2017, the Company paid in full the $5.0MM Note. As a result, no Judgments are available for Merrick’s relief. See Note 17. Subsequent Events.

Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the indebtedness represented by that certain promissory note, dated December 28, 2012 (the “WLES Note”), in the original principal amount of $2,331,369 issued by JetPay in favor of WLES to Merrick. In addition, WLES agreed to amend that certain promissory note, dated June 7, 2013, as amended, in the original principal amount of $491,693 issued by JetPay, LLC in favor of Trent Voigt in order to (a) extend its maturity date from September 30, 2016 to September 30, 2017 and (b) waive all interest payments for the period from September 30, 2016 to September 30, 2017. This note in favor of Mr. Voigt shall become due and payable immediately should Mr. Voigt’s employment with JetPay be terminated other than for cause. In addition, pursuant to the WLES Settlement Agreement, WLES authorized JetPay to arrange a private sale of that number of escrowed shares to the extent necessary to satisfy JetPay’s obligations to Merrick under the $5.00MM Note (up to a total of 2,200,000 escrowed shares). Upon consummation of the sale of more than 1,666,667 of the escrowed shares, JetPay agreed to issue to WLES fully vested and immediately exercisable warrants with an expiration date of five (5) years from the date of the WLES Settlement Agreement to purchase that number of shares of JetPay common stock equal to 50% of the difference between (a) the number of escrowed shares actually sold by WLES and (b) 1,666,666 shares of JetPay common stock, at an exercise price per share equal to the amount per share paid for the sold escrowed shares. The WLES Settlement Agreement also provides for the allocation of any recoveries by JPMS in connection with the claims brought by JMPS in American Express Travel Related Services and JetPay Merchant Services, LLC v. Valley National Bank, Civil Action No. 2:14-cv-7827 (D. N.J.) between the Company and WLES. On February 15, 2017, 2,200,000 of the WLES escrowed shares were transferred to JetPay and placed into Treasury to satisfy WLES’ indemnification under the Merrick and WLES Settlement Agreements. See Note 17. Subsequent Events.

The Company has recorded a Settlement of Legal Matter charge of $6.19 million for the year ended December 31, 2016 based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’s agreement to transfer the WLES Note (recorded at $2,036,511, net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $373,334 representing the fair value of the issuance of warrants to WLES as described in the WLES Settlement Agreement.

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between the Company, Ten Lords and Interactive Capital and JetPay Payments, TX. Under the Agreement, Ten Lords and Interactive Capital agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. See Note 11. Redeemable Convertible Preferred Stock. The terms of the Agreement required that the Company provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords and Interactive Capital) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. JetPay calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to the Company’s payment, the Company received notice on October 5, 2015 that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by the Company. The Company believes that the allegations in the suit regarding JetPay, LLC are groundless and intend to defend it.

In December 2012, BCC Merchant Solutions (“BCC”), a former customer of JetPay, LLC filed a suit against JetPay, LLC, Merrick, and Trent Voigt in the Northern District of Texas, Dallas Division, for $1.9 million, alleging that the parties by their actions, had cost BCC significant expense and lost customer revenue. The Company maintained an accrual of $200,000 for any potential loss settlement related to this matter as of March 31, 2016. On May 16, 2016, the Company settled the lawsuit with BCC and paid $200,000 on June 15, 2016.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of December 31, 2016.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At December 31, 2016, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Leases

The Company is obligated under various operating leases, primarily for office space and certain equipment related to its operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for its proportionate share of taxes, utilities, insurance, and annual cost of living increases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$471
2018	$149
2019	$1

Rent expense under these operating leases was $973,000 and $823,000 for the years ended December 31, 2016 and 2015, respectively. The future minimum lease payments above include a related party lease with respect to the JetPay HR & Payroll Services operations with the previous shareholders of JetPay HR & Payroll Services. This lease provides for current monthly lease payments of $45,163.

Note 15.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of JetPay HR & Payroll Services. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended for one year on June 1, 2016. Rent expense under this lease was $531,500 and $516,500 for the years ended December 31, 2016 and 2015. The Company is currently evaluating its future space needs and reviewing several alternatives, including a possible extension or amendment to the current lease.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The terms of the lease which expired on January 31, 2016 were commercial. Occupancy continues on a month-to-month basis. Rent expense was $47,000 and $36,000 for the years ended December 31, 2016 and 2015, respectively.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $67,000 and $118,000 for the years ended December 31, 2016 and 2015, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note and related accrued interest to Merrick. See Note 14. Commitments and Contingencies.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $36,000 and $238,000 for the years ended December 31, 2016 and 2015, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 14. Commitment and Contingencies, and bears interest at an annual rate of 4% with interest expense of $11,000 and $20,000 recorded for the years ended December 31, 2016 and 2015. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 10. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On October 31, 2014, following the unanimous consent of the Company’s Audit Committee, the Company entered into a letter agreement with WLES, an entity owned by Trent Voigt, that governs the distribution of any proceeds received in connection with the Direct Air matter. The Letter Agreement provides that subject to certain exceptions, after each of the Company and WLES receive out-of-pocket expenses and chargeback losses incurred subsequent to the consummation of the JetPay, LLC and prior to the consummation of such acquisition, respectively, each of the parties will share in any proceeds received pro rata. This agreement was superseded by the WLES Settlement Agreement. See Note 14. Commitment and Contingencies.

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of JetPay HR & Payroll Services, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bore interest at an annual rate of 4% and was scheduled to mature on May 6, 2017, payable in two equal installments of $175,000, with the first paid on May 6, 2016 and the second due on May 6, 2017. The promissory note was paid in full on December 31, 2016. Interest expense related to this promissory note was $9,800 and $9,500 for the years ended December 31, 2016 and 2015, respectively. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 10. Long-Term Debt, Notes Payable and Capital Lease Obligations.

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

On January 15, 2016, the Company issued the Promissory Notes in favor of each of Bipin C. Shah, Jonathan Lubert and Flexpoint. Amounts outstanding under the Promissory Notes accrued interest at a rate of 12% per annum and carried a default interest rate upon the occurrence of certain events of default, including failure to make payment under the applicable Promissory Note or a sale of the Company. Interest expense related to the Promissory Notes was $177,000 for the year ended December 31, 2016. The maturity date of the Promissory Notes was extended to July 31, 2016 through an extension executed on April 11, 2016. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to September 30, 2016 or the occurrence of an event of a default that is not properly cured or waived. Additionally, Flexpoint increased the principal amount of its expiring Promissory Note from $1,000,000 to $1,400,000, the proceeds of which increase were used to pay off the outstanding balance of the promissory note issued to Bipin C. Shah due on July 31, 2016. Finally, on September 30, 2016, Jonathan Lubert and Flexpoint agreed to further extend their Promissory Notes to October 31, 2016. The promissory notes in favor of Mr. Lubert and Flexpoint were paid in full on October 21, 2016.

Finally, on October 18, 2016, the Company entered into an amended and restated Series A Purchase Agreement with Flexpoint, the holder of the majority of the Company’s Series A Preferred Common Stock, and Sundara, a Delaware limited liability company wholly-owned by Laurence Stone. Pursuant to the amended and restated Series A Purchase Agreement, Sundara acquired 33,667 shares of Series A Preferred for $10.1 million. In connection with the Company’s entry into the amended and restated Series A Purchase Agreement, Mr. Stone was appointed as a director of the Company. In addition, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity wholly-owned by Laurence Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. In connection with the parties’ entry into the loan and security agreement, the borrowers paid LHLJ, Inc. a non-refundable closing fee of $190,000.

Note 16.    Segments

The Company currently operates in two business segments, the JetPay Payment Processing Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the JetPay HR & Payroll Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was not material through December 31, 2016 and 2015, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the Year Ended December 31, 2016
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$40,682	$15,582	$66	$56,330
Cost of processing revenues	29,496	7,852	105	37,453
Selling, general and administrative expenses	9,255	5,384	2,272	16,911
Settlement of legal matter	6,192	-	-	6,192
Change in fair value of contingent consideration liability	-	-	(103)	(103)
Amortization of intangibles and depreciation	2,646	1,314	5	3,965
Other expenses	584	396	576	1,556
(Loss) income before income taxes	$(7,491)	$636	$(2,789)	$(9,644)

Total property and equipment, net	$1,559	$537	$29	$2,125
Property and equipment additions	$457	$259	$-	$716
Intangible assets and goodwill	$58,373	$16,695	$-	$75,068
Total segment assets	$100,118	$86,196	$896	$187,210

	For the Year Ended December 31, 2015
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$28,569	$14,705	$48	$43,322
Cost of processing revenues	18,780	7,327	122	26,229
Selling, general and administrative expenses	6,861	4,776	1,654	13,291
Change in fair value of contingent consideration liability	-	-	56	56
Amortization of intangibles and depreciation	2,160	1,396	5	3,561
Other expenses	401	297	488	1,186
Income (loss) before income taxes	$367	$909	$(2,277)	$(1,001)

Total property and equipment, net	$1,375	$570	$34	$1,979
Property and equipment additions	$987	$274	$2	$1,263
Intangible assets and goodwill	$47,857	$17,733	$-	$65,590
Total segment assets	$77,341	$70,269	$1,091	$148,701

Note 17.    Subsequent Events

On January 5, 2017, 51,480 shares of common stock were issued under the Company’s Employee Stock Purchase Plan.

On January 11, 2017, the Company repaid the $5.0 million promissory note (the “5.0 million Note”) held by Merrick Bank Corporation as part of the Merrick Settlement and Release Agreement. The timely pay off of the Note satisfied the Company’s obligations to Merrick Bank Corporation under the Merrick Settlement and Release Agreement regarding certain civil actions involving the Company in the Federal District Court for the District of Utah. As a result, each of the Stipulated and Confessed Judgments executed by the Company in connection with the Settlement and Release Agreement and described in the Company’s Form 8-K dated July 29, 2016 are void, unenforceable and of no effect.

On February 15, 2017, the Company bought back 2.2 million shares of its common stock owned by WLES, which WLES had agreed to sell in connection with the Direct Air matter as part of the WLES Settlement Agreement dated July 26, 2016. JetPay had previously paid off a $5.0 million Note due to Merrick Bank in January 2017, which WLES had agreed to indemnify as part of the WLES Settlement Agreement by agreeing to sell the 2.2 million shares to satisfy JetPay’s obligations in relation to the $5.0 million Note. As a result, no additional consideration was due to WLES in connection with the stock buyback. Effective February 15, 2017 the 2.2 million shares of JetPay common stock were placed in treasury and are available for issuance. Additionally, in conjunction with this transaction, in accordance with the WLES Settlement Agreement, the Company issued a warrant to WLES to purchase up to 266,667 shares of the Company’s common stock at $2.27 per share, the deemed price paid per share by the Company to purchase the 2.2 million shares.

On March 23, 2017, as a result of the settlement of the Direct Air Matter, see Note 14. Commitments and Contingencies, the Company entered into a Letter Agreement with Flexpoint and Sundara to adjust the conversion price of the Series A Preferred from $2.90 to $2.36 pursuant to the indemnification terms in the Series A Purchase Agreement. Additionally, the Company also entered into a Letter Agreement with Wellington on March 23, 2017 to adjust the conversion price of the Series A-1 Preferred from $3.00 to $2.45 pursuant to the indemnification terms in the Series A-1 Purchase Agreement. Further, the letter agreements with Flexpoint and Sundara, and with Wellington, provide that the Series A and A-1 Preferred conversion prices may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. There can be no assurance that the Company will achieve a successful recovery of funds in the lawsuit.

Exhibit Index

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, LLC, WLES, L.P. and Trent Voigt (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 9, 2012.)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., Francis David Corporation d/b/a Electronic Merchant Systems (“EMS”), the stockholders of EMS and James Weiland, as Representative (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012.)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.7	Third Amendment to Agreement and Plan of Merger, dated as of December 4, 2012, by and between the Company and JetPay, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2012)

2.8	Second Amendment to Agreement and Plan of Merger, dated as of December 24, 2012, by and among the Company, ADC and PTFS (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2012)

2.9	Unit Purchase Agreement, dated as of November 7, 2014, by and between JetPay, ACI, Michael Collester and Cathy Smith (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

2.10	Agreement and Plan of Merger, dated as of February 22, 2016, by and between JetPay Corporation, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc., and the Representative named therein. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2016)

3.1	Amended and Restated Certificate of Incorporation of JetPay (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2013)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

3.3	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016)

3.4	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

3.5	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

3.6	Amended and Restated Bylaws of JetPay Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

4.1	Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company. (incorporated by Exhibit 3.2 reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

4.2	Amended and Restated Securities Purchase Agreement, dated as of October 18, 2016, by and among JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

4.3	Securities Purchase Agreement dated as of May 1, 2014, by and between the Company and Wellington (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.2	Advisory Agreement, dated as of December 28, 2012, by and between JetPay and ADC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.3	Note and Indemnity Side Agreement, dated as of December 28, 2012, by and between JetPay, JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.4	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Bermuda and the Grantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.5	Option Issuance Agreement, dated as of December 17, 2012, by and among JetPay, Partners and the Grantors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2012)

10.6+	Employment Agreement, dated as of July 6, 2012, by and among ADC and C. Nicholas Antich. (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.7+	Employment Agreement, dated as of July 6, 2012, by and among ADC and Eric Antich (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.8+	Employment Agreement, dated as of July 6, 2012, by and among PTFS and Joel Serfass (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.9+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Shiv Enjeti (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.10+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and David Chester (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.11+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Trent Voigt (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.12	Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company. (incorporated by Exhibit 3.2 reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.13	Unsecured Promissory Note, Dated June 7, 2013, in favor of Trent Voigt. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

10.14+	Form of Indemnification Agreement (incorporated by Exhibit 3.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

10.15	Securities Purchase Agreement dated as of March 28, 2014, by and among the Company, Bipin C. Shah and C. Nicholas Antich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.16	Letter Agreement, dated as of March 28, 2014, by and between the Company and Flexpoint (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.17	Securities Purchase Agreement dated as of May 1, 2014, by and between the Company and Wellington (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

10.18	Letter Agreement, dated as of October 31, 2014, by and between the Company, JetPay, LLC and WLES, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the SEC on November 13, 2014)

10.19	Loan and Security Agreement dated as of November 7, 2014, by and between ACI, JetPay and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.20	Advisory Agreement dated as of November 7, 2014, by and between JetPay and ACI (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.21	Promissory Note, dated as of November 7, 2014, made by JetPay Corporation in favor of ACI (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.22+	Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Michael Collester (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.23+	Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Cathy Smith (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.24+	Form of JetPay Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015)

10.25	First Amendment and Joinder Agreement dated May 6, 2015, by and between ADC, PTFS, JetPay Corporation, ACI, JetPay, LLC, and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.26	Unsecured Promissory Note dated May 6, 2015, made by JetPay Corporation in favor of C. Nicholas Antich and Carol A. Antich. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.27	First Amendment to ACI Loan and Security Agreement dated May 6, 2015, by and between ACI and Metro Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.28	Letter Agreement dated August 6, 2015, by and between JetPay Corporation and Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed with the SEC on August 12, 2015)

10.29	Form of Securities Purchase Agreement, by and between the Company and each of Bipin C. Shah, Robert B. Palmer and Jonathan M. Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.30	Form of Securities Purchase Agreement, by and between the Company and each of the non-insider investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.31	Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Bipin C. Shah (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.32	Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Jonathan Lubert. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.33	Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.34	Agreement and Plan of Merger, dated as of February 22, 2016, by and between JetPay Corporation, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc., and the Representative named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2016).

10.35	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Bipin C. Shah (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.36	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.37	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.38+	Employment Agreement, dated as of May 5, 2016, by and between JetPay Corporation and Diane (Vogt) Faro (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.39	Credit Agreement, dated June 2, 2016, by and between CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) and Fifth Third Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.40	Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.41	Revolving Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.42	Continuing Guaranty Agreement, dated June 2, 2016 by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.43	Continuing Guaranty Agreement, date June 2, 2016, by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.44	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.45	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.46	Settlement and Release Agreement dated July 26, 2016 between Merrick Bank Corporation, JetPay Merchant Services, LLC, JetPay ISO Services, LLC, JetPay, LLC, WLES, L.P., and JetPay Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.47	Settlement and Release Agreement dated July 26, 2016 between Trent Voigt, WLES, L.P., JetPay Corporation, JetPay, LLC, JetPay Merchant Services, LLC and JetPay ISO Services, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.48	Promissory Note, dated July 26, 2016, made by JetPay Corporation in favor of Merrick Bank Corporation in the amount of $3,850,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.49	Promissory Note, dated July 26, 2016, made by JetPay Corporation in favor of Merrick Bank Corporation in the amount of $5,000,000 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.50+	Amended and Restated Employment Agreement, dated August 23, 2016, by and between the Company and Michael Collester (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).

10.51	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).

10.52	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).

10.53	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.54	Amended and Restated Securities Purchase Agreement, dated as of October 18, 2016, by and among JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.55	Indemnification Agreement, dated as of October 18, 2016, by and among JetPay Corporation and Laurence L. Stone (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.56	Loan and Security Agreement, dated as of October 18, 2016, by and among A. D. Computer Corporation, Payroll Tax Filing Services, Inc., JetPay Corporation, CollectorSolutions, LLC and LHLJ, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.57	Term Loan Note, dated as of October 18, 2016, by A. D. Computer Corporation and Payroll Tax Filing Services, Inc. in favor LHLJ, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.58	E-Pay Master Agreement dated January 31, 2017 by and among JetPay Payment Services, FL and the Office of the Illinois State Treasurer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017).

10.59	Letter Agreement dated March 23, 2017, by and between JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC.

10.60	Letter Agreement dated March 23, 2017, by and between JetPay Corporation and Ithan Creek Master Investors (Cayman) L.P.

21.1	Subsidiaries of the Company

23.1	Consent of Marcum LLP

31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JetPay Corporation

Date: March 24, 2017	By:	/s/ Diane (Vogt) Faro
Name: Diane (Vogt) Faro
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Diane (Vogt) Faro	Chief Executive Officer and Director	March 24, 2017
	Diane (Vogt) Faro	(principal executive officer)

By:	/s/ Bipin C. Shah	Chairman and Director	March 24, 2017
Bipin C. Shah

By:	/s/Gregory M. Krzemien	Chief Financial Officer	March 24, 2017
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	/s/Peter B. Davidson	Vice-Chairman and Corporate Secretary	March 24, 2017
Peter B. Davidson

By:	/s/Donald J. Edwards	Director	March 24, 2017
Donald J. Edwards

By:	/s/Jonathan M. Lubert	Director	March 24, 2017
Jonathan M. Lubert

By:	/s/Steven M. Michienzi	Director	March 24, 2017
Steven M. Michienzi

By:	/s/Robert B. Palmer	Director	March 24, 2017
Robert B. Palmer

By:	/s/ Laurence L. Stone	Director	March 24, 2017
Laurence L. Stone

