Form 10-Q
period 2017-03-31
JetPay Corp
filed 2017-05-12
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2017, there were 15,588,984 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$7,224	$12,584
Restricted cash	2,554	2,129
Accounts receivable, less allowance for doubtful accounts	2,810	4,677
Settlement processing assets and funds	57,741	35,240
Prepaid expenses and other current assets	820	5,849
Current assets before funds held for clients	71,149	60,479
Funds held for clients	65,807	49,154
Total current assets	136,956	109,633
Property and equipment, net	2,273	2,125
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $11,800 at March 31, 2017 and $10,926 at December 31, 2016	25,216	26,090
Other assets	601	384
Total assets	$214,024	$187,210

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,061	$8,074
Accounts payable and accrued expenses	10,620	10,821
Settlement processing liabilities	55,954	35,079
Deferred revenue	312	502
Other current liabilities	73	985
Current liabilities before client fund obligations	70,020	55,461
Client fund obligations	65,807	49,154
Total current liabilities	135,827	104,615
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $305 and $339 at March 31, 2017 and December 31, 2016, respectively	13,180	13,794
Deferred income taxes	520	520
Other liabilities	1,900	1,228
Total liabilities	151,427	120,157

Commitments and Contingencies

Redeemable Convertible Preferred Stock; Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 139,498 shares issued and outstanding at March 31, 2017 and December 31, 2016, (liquidation preference of $83,700 at March 31, 2017)	50,582	53,324

Common Stock, subject to possible redemption (1,625,000 shares at March 31, 2017)	3,520	3,520

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 139,498 shares of Series A and Series A-1 redeemable convertible preferred stock at March 31, 2017 and December 31, 2016)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,788,984 and 17,737,504 issued at March 31, 2017 and December 31, 2016, respectively (which includes 1,625,000 shares subject to possible redemption at March 31, 2017 and December 31, 2016) and 15,588,984 and 17,737,504 outstanding at March 31, 2017 and December 31, 2016, respectively	18	18
Additional paid-in capital	42,181	38,778
Treasury stock, 2,200,000 shares at cost	(4,950)	-
Accumulated deficit	(28,754)	(28,587)
Total Stockholders’ Equity	8,495	10,209
Total Liabilities and Stockholders’ Equity	$214,024	$187,210

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended March 31,
	2017	2016

Processing revenues	$18,942	$11,643
Cost of processing revenues	12,585	7,400

Gross profit	6,357	4,243

Selling, general and administrative expenses	4,956	3,807
Change in fair value of contingent consideration liability	74	46
Amortization of intangibles	874	733
Depreciation	231	179

Operating income (loss)	222	(522)

Other expenses (income)
Interest expense	295	253
Non-cash interest costs	34	91
Amortization of debt discounts	-	88
Other income	(2)	(2)

Loss before income taxes	(105)	(952)

Income tax expense	62	53

Net loss	(167)	(1,005)
Accretion of convertible preferred stock	(2,123)	(1,414)

Net loss applicable to common stockholders	$(2,290)	$(2,419)

Basic and diluted loss per share applicable to common stockholders	$(0.14)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	16,686,696	14,401,480

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

Balance at December 31, 2016	17,737,504	$18	$38,778	$-	$(28,587)	$10,209

Common stock issued under employee stock purchase plan	51,480	-	104	-	-	104
Repurchase of shares into treasury	-	-	-	(4,950)	-	(4,950)
Purchase rights issued for settlement of legal matter	-	-	373	-	-	373
Employee stock purchase plan expense	-	-	13	-	-	13
Stock-based compensation expense	-	-	171	-	-	171
Beneficial conversion feature on convertible preferred stock	-	-	4,865	-	-	4,865
Accretion of convertible preferred stock to redemption value	-	-	(2,123)	-	-	(2,123)
Net loss	-	-	-	-	(167)	(167)
Balance at March 31, 2017	17,788,984	$18	$42,181	$(4,950)	$(28,754)	$8,495

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(167)	$(1,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	231	179
Stock-based compensation	171	72
Employee stock purchase plan expense	13	6
Amortization of intangibles	874	733
Non-cash interest costs	34	91
Amortization of debt discounts	-	88
Change in fair value of contingent consideration liability	74	46
Change in operating assets and liabilities:
Restricted cash	(425)	(8)
Accounts receivable	1,867	1,004
Settlement processing assets and obligations, net	(1,626)	(267)
Prepaid expenses and other current assets	79	95
Other assets	(217)	(1)
Deferred revenue	(190)	(262)
Accounts payable, accrued expenses and other liabilities	172	702
Net cash provided by operating activities	890	1,473

Investing Activities
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	(16,653)	(20,058)
Purchase of property and equipment	(379)	(143)
Net cash used in investing activities	(17,032)	(20,201)

Financing Activities
Payments on long-term debt and capital lease obligations	(5,661)	(699)
Proceeds from issuance of common stock, net of issuance costs	-	71
Proceeds from issuance of common stock pursuant to employee stock purchase plan	104
Proceeds from issuance of promissory notes	-	1,950
Restricted cash reserve	-	(1,900)
Payment of deferred financing fees associated with new borrowings	-	(95)
Payment of deferred contingent acquisition consideration	(314)	(186)
Net increase in client funds obligations	16,653	20,058
Net cash provided by financing activities	10,782	19,199

Net (decrease) increase in cash and cash equivalents	(5,360)	471

Cash and cash equivalents, beginning	12,584	5,594
Cash and cash equivalents, ending	$7,224	$6,065

Supplemental disclosure of cash flow information:
Cash paid for interest	$428	$175
Cash paid for taxes	$37	$37

Supplemental disclosure of non-cash investing and financing activities:
Treasury stock reclassification	$4,950	$-
Issuance of warrants for settlement of legal matter	$373	$-
Beneficial conversion feature on convertible preferred stock	$4,865	$-
Accretion of convertible preferred stock	$2,123	$1,414

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of March 31, 2017. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017.

Note 2.   Organization and Business Operations

The Company was incorporated in Delaware on November 12, 2010 as Universal Business Payment Solutions Acquisition Corporation, a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more operating businesses. Until December 28, 2012, the Company’s efforts were limited to organizational activities, its initial public offering and the search for suitable business acquisition transactions.

Effective August 2, 2013, Universal Business Payment Solutions Acquisition Corporation changed its name to JetPay Corporation with the filing of its Amended and Restated Certificate of Incorporation. The Company’s ticker symbol on the Nasdaq Capital Market (“NASDAQ”) changed from “UBPS” to “JTPY” effective August 12, 2013.

The Company currently operates in two business segments: the JetPay Payment Processing Segment and the JetPay HR & Payroll Segment. The JetPay Payment Processing Segment is an end-to-end processor of credit and debit card and ACH payment transactions that focuses on processing internet transactions and recurring billings for traditional retailers and service providers. The JetPay HR & Payroll Segment provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HCM services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

The Company entered the payment processing and the payroll processing businesses upon consummation of the acquisitions of JetPay Payment Services, TX, LLC (f/k/a JetPay, LLC) (“JetPay Payments, TX”) and JetPay HR & Payroll Services, Inc. (f/k/a A. D. Computer Corporation) (“JetPay HR & Payroll Services”) on December 28, 2012. Additionally, on November 7, 2014, the Company acquired JetPay Payment Services, PA, LLC (f/k/a ACI Merchant Systems, LLC) (“JetPay Payments, PA”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. On June 2, 2016, the Company acquired JetPay Payment Services, FL, LLC (f/k/a CollectorSolutions, Inc.) (“JetPay Payments, FL”), a payment processor specializing in the processing of payments in the government and utilities channels.

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending June 30, 2018 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.0 million and estimated capital expenditures of $3.8 million.

The Company expects to fund its cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including the recent sale of preferred stock and borrowings (see below), and through new borrowings.

As disclosed in Note 8. Redeemable Convertible Preferred Stock, between October 11, 2013 and October 18, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with an affiliate of Sundara, LHLJ, Inc., for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (“FNB”) (the “Prior HR & Payroll Services Credit Facility”). See Note 7. Long-Term Debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of Series A Preferred shares in October 2018 in connection with the transactions. These transactions provided approximately $14.0 million of net working capital, which the Company used and expects to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, between May 5, 2014 and April 13, 2017, the Company sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million.

In the past, the Company has been successful in obtaining loans and selling its equity securities. To fund the Company’s current debt service needs, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. The Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans or dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Note 3.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CollectorSolutions, Inc. pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc. and Gene M. Valentino, in his capacity as representative of the shareholders of CSI. On October 21, 2016, CollectorSolutions changed its name to JetPay Payment Services, FL, LLC. The acquisition of JetPay Payments, FL provided the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through JetPay Payments, FL’s highly configurable payment gateway, added incremental debit, credit, and e-check processing volumes and provided a base operation to sell the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base. The consolidated financial statements include the accounts of JetPay Payments, FL since the acquisition date, June 2, 2016.

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of JetPay Payments, FL and assumed approximately $1.0 million of JetPay Payments, FL’s indebtedness. The 3.25 million shares of common stock, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of JetPay Payments, FL and (ii) 500,000 shares placed in escrow at closing which will be released or cancelled contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017. In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to JetPay Payments, FL’s former stockholders in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the Merger Agreement. JetPay Payments, FL’s former stockholders will also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $1,880,000 at March 31, 2017 (recorded within non-current other liabilities). See Note 4. Summary of Significant Accounting Policies. Based upon the level of gross profit performance in 2016, the Company anticipates releasing from escrow 250,000 shares of its common stock related to the 2016 earn-out provisions of the Merger Agreement. Additionally, in connection with the acquisition, certain executives of JetPay Payments, FL were provided the right to purchase through a private placement, within twelve months after closing, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the volume-weighted average closing price of the stock of the Company for the twenty consecutive trading days ending three trading days prior to closing. This stock purchase right was valued at $152,000 utilizing a Black-Sholes option pricing model and is recorded as Additional Paid-In Capital at the date of acquisition.

In addition, the Company granted to each former stockholder of JetPay Payments, FL a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder if Flexpoint exercises its right to have the Company redeem its entire investment in shares of Series A Preferred. In a buyback of up to 50% of the shares issued to JetPay Payments, FL’s former shareholders, the Company would purchase each share of common stock issued for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The common stock issued to JetPay Payments, FL’s previous shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2017, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity section of the Consolidated Balance Sheet.

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

Unaudited pro forma results of operations for the three months ended March 31, 2016, as if the Company and JetPay Payments, FL had been combined on January 1, 2016, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
(In thousands, except per share information)
Three Months Ended March 31, 2016
(in thousands)

Revenues	$16,012
Operating income	$(353)
Net loss	$(834)
Net loss applicable to common stockholders	$(2,248)
Net loss per share applicable to common stockholders	$(0.13)

Note 4.   Summary of Significant Accounting Policies

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

Use of Estimates, Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; valuation of accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; the fair value of equity instruments classified as liabilities; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions. These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

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

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for its clients. Clients contract with JetPay Payments, FL for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the primary obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $2.8 million for the three months ended March 31, 2017. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $354,000 and $436,000 were recorded as of March 31, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, settlement processing assets and liabilities, accounts receivable, funds held for clients, accounts payable and client fund obligations, approximated fair value as of the balance sheet dates presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

Settlement Processing Assets and Funds and Obligations

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

Settlement assets, funds and obligations resulting from JetPay Payments, FL’s processing services and associated settlement activities include settlement receivables due from credit card associations and debit networks and certain cash accounts to which JetPay Payments, FL does not have legal ownership but has the right to use the accounts to satisfy the related settlement obligations. JetPay Payments, FL’s corresponding settlement obligations are for amounts payable to customers, net of processing fees earned by JetPay Payments, FL. Settlement receivables and payables for credit and debit card transactions are recorded at the gross transaction amounts. The gross amounts are then processed through JetPay Payments, FL’s settlement accounts, and JetPay Payments, FL retains its fees for the transactions upon settlement. Settlement receivables for e-check transactions consist of only JetPay Payments, FL’s fees for the transactions. Settlement receivables are generally collected within four (4) business days. Settlement obligations are generally paid within three (3) business days, regardless of when the related settlement receivables are collected.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2016. Additionally, no indicators of impairment occurred in the three months ended March 31, 2017. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2016. Additionally, no indicators of impairment occurred in the three months ended March 31, 2017.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the shares of Series A Preferred and shares of Series A-1 Preferred of 16,949,152 and 754,898 shares of common stock, respectively, at March 31, 2017, and the effect of 1,227,909 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan (as amended and restated, the “2013 Stock Incentive Plan”) at March 31, 2017 have been excluded from the loss per share calculation for the three months ended March 31, 2017 in that the assumed conversion of these options would be anti-dilutive. The dilutive effect of the conversion option in the shares of Series A Preferred and Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, and the effect of 813,744 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at March 31, 2016 have been excluded from the loss per share calculation for the three months ended March 31, 2016 in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,742	$-	$-	$2,742

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,982	$-	$-	$2,982

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$2,982	$1,296
Change in fair value of JetPay Payments, TX contingent consideration	(35)	36
Change in fair value of JetPay Payments, PA contingent consideration	-	10
Change in fair value of JetPay Payments, FL contingent consideration	109	-
Payment of JetPay Payments, PA contingent consideration	(314)	(186)
Totals	$2,742	$1,156

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date), remains unchanged at March 31, 2017 as a result of this component being recorded as equity. The fair value at March 31, 2017 of the cash-based contingent consideration, valued at $23,000, recorded within other current liabilities, was determined using a binomial option pricing model. The following assumptions were utilized in the March 31, 2017 calculations: risk free interest rate: 0.97%; dividend yield: 0%; term of contingency of 0.75 years; and volatility: 70.3%.

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

In addition to the consideration paid upon closing of the JetPay Payments, PA acquisition, the previous unitholders were entitled to receive up to an additional $500,000 if certain net revenue goals were achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $456,000 at December 31, 2015, $314,000 at December 31, 2016, and $0 at March 31, 2017, with $186,000 earned and paid to the previous unitholders of JetPay Payments, PA in February 2016 and the remaining $314,000 paid on January 17, 2017.

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the previous shareholders are entitled to receive up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017 and up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1,770,000 at December 31, 2016 ($563,000 recorded within other current liabilities and $1.2 million recorded within non-current other liabilities), and $1,880,000 at March 31, 2017 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

The Company uses either a binomial option-pricing model with a Monte Carlo simulation or the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of March 31, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2017 and 2016. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 14. Subsequent Events.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The guidance in ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Standards

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	March 31, 2017	December 31, 2016
	(in thousands)

Leasehold improvements	$417	$417
Equipment	1,782	1,710
Furniture and fixtures	336	330
Computer software	1,232	1,230
Vehicles	245	245
Assets in progress	382	83
Total property and equipment	4,394	4,015
Less: accumulated depreciation	(2,121)	(1,890)
Property and equipment, net	$2,273	$2,125

Property and equipment included $368,797 and $422,167 of computer equipment as of March 31, 2017 and December 31, 2016, respectively, net of accumulated depreciation of $326,099 and $272,729 as of March 31, 2017 and December 31, 2016, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $231,000 and $179,000 for the three months ended March 31, 2017 and 2016.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts payable	$2,955	$3,438
ACH clearing liability	1,033	1,160
Accrued compensation	1,717	1,234
Accrued agent commissions	1,311	1,023
Related party payables	51	424
Other	3,553	3,542
Total	$10,620	$10,821

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, FL. See Note 12. Related Party Transactions.	$9,171	$9,371

Term loan payable to FNB, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	5,729	6,042

Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	853	925

Revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (2.875% at March 31, 2017), maturing on June 2, 2017.	-	20

Promissory note payable to Merrick, interest rate of 12% beginning October 14, 2016 payable on the promissory note maturing on January 11, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. Paid in full on January 15, 2017.	-	5,000

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	492	492

Capital lease obligations related to computer equipment and software at JetPay Payments, TX, interest rates of 5.55% to 8.55%, due in monthly lease payments of $28,844 in the aggregate maturing from May 2017 through December 2018, collateralized by equipment.	301	357

	16,546	22,207
Less current portion	(3,061)	(8,074)
Less unamortized deferred financing costs	(305)	(339)
	$13,180	$13,794

The FNB term loan agreement requires the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreement also contains certain annual financial covenants with which the Company was in compliance as of March 31, 2017.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matures on June 2, 2017 and bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of March 31, 2017.

On July 26, 2016, as part of its settlement of litigation with Merrick, the Company agreed to issue two promissory notes in favor of Merrick in the amounts of $3,850,000 (the “$3.85MM Note”) and $5,000,000 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”). The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow pursuant to that certain Escrow Agreement, dated December 28, 2012, by and among JetPay, WLES, Trent Voigt, Merrick and JPMorgan Chase (“Chase”). The $3.85MM Note was paid in full on October 21, 2016 and the $5.00MM Note was paid in full on January 11, 2017.

Maturities of long-term debt and capital lease obligations, excluding fair value and conversion option debt discounts, are as follows for the years ending March 31: 2018 – $3.1 million; 2019 – $2.6 million; 2020 – $2.5 million; 2021 – $2.3 million; 2022 – $6.1 million; and $0 thereafter.

Note 8.    Redeemable Convertible Preferred Stock

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

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint (the “Initial Closing”) pursuant to the Series A Purchase Agreement. Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; 33,333 shares on December 28, 2014 for $10.0 million; and 8,333 shares on August 9, 2016 for $2.5 million. The proceeds of the initial $10.0 million investment were used to retire the note payable to Ten Lords, Ltd. of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the April 14, 2014 $1.4 million investment were used to satisfy a portion of the Company’s liability to EarlyBirdCapital, Inc. arising from a March 3, 2014 arbitration decision. The proceeds of the November 7, 2014 $6.0 million were used as partial consideration for the acquisition of JetPay Payments, PA. The proceeds of the December 28, 2014 $10.0 million investment were used to redeem certain secured convertible preferred notes that matured on December 31, 2014. The proceeds of the August 9, 2016 $2.5 million investment were used for the payment of certain acquisition expenses related to the JetPay Payments, FL acquisition and for general corporate purposes.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. In April 2015, Flexpoint tendered to the Company a claim letter regarding an indemnification claim with respect to the EarlyBirdCapital matter. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. As a result of the settlement of the Direct Air Matter, see Note 11. Commitments and Contingencies, on March 23, 2017, the conversion price of Series A Preferred was adjusted to $2.36 pursuant to the Series A Securities Purchase Agreement. Pursuant to an agreement by and among the Company, Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

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

In addition to the foregoing, pursuant to a Securities Purchase Agreement (the “Series A-1 Purchase Agreement”) with Wellington dated May 1, 2014, the Company agreed to sell to Wellington, upon the satisfaction of certain conditions, up to 9,000 shares of Series A-1 Preferred at a purchase price of $300 per share for an aggregate purchase price of up to $2.7 million. On May 5, 2014, the Company issued 2,565 shares of Series A-1 Preferred to Wellington for an aggregate of $769,500, less certain agreed-upon reimbursable expenses of Wellington. Additionally, the Company issued to Wellington 1,350 shares of Series A-1 Preferred on November 20, 2014 for $405,000; 2,250 shares of Series A-1 Preferred on December 31, 2014 for $675,000; and 2,835 shares of Series A-1 Preferred on April 13, 2017 for $850,500. The proceeds of the total investment of $2.7 million by Wellington have been used for general corporate purposes.

Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share. Shares of Series A-1 Preferred may be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00. As a result of the settlement of the Direct Air Matter, on March 23, 2017, the conversion price of Series A-1 Preferred was adjusted to $2.45 pursuant to the Series A-1 Securities Purchase Agreement. Pursuant to an agreement by and among Wellington, the Series A-1 Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A-1 Preferred is subject to further downward adjustment upon the occurrence of certain events as defined in the Series A-1 Purchase Agreement.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $2.1 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance was continuing. An “Event of Noncompliance” shall have occurred if: (i) the Company fails to make any required redemption payment with respect to the Series A Preferred; (ii) the Company breaches the Series A Purchase Agreement after the Initial Closing, and such breach has not been cured within thirty days after receipt of notice thereof; (iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; (iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or (v) an event of default has occurred under the Prior HR & Payroll Services Credit Facility, and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 9.    Stockholders’ Equity

Common Stock

On January 22, 2016, the Company sold 37,037 shares of common stock to an additional investor at a purchase price of $2.70 per share for consideration of $100,000 prior to issuance costs of approximately $36,000.

On June 29, 2016, the Board of Directors approved an amendment and restatement of the JetPay Corporation 2013 Stock Incentive Plan, which was subsequently approved by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders held on August 2, 2016. The Amended and Restated 2013 Stock Incentive Plan (the “Amended and Restated 2013 Plan”) authorizes the availability of an additional 1,000,000 shares of common stock available for the grant of awards under the 2013 Stock Incentive Plan, for a total of 3,000,000 shares of common stock total available under the Plan.

On July 1, 2016, the Company issued 22,876 shares of common stock under its Employee Stock Purchase Plan and an additional 51,480 shares on January 5, 2017.

Treasury Stock

On February 15, 2017, the Company bought back 2.2 million shares of its common stock owned by WLES, which WLES had agreed to sell in connection with the Direct Air matter as part of the WLES Settlement Agreement dated July 26, 2016. JetPay had previously paid off a $5.0 million Note due to Merrick Bank in January 2017, which WLES had agreed to indemnify as part of the WLES Settlement Agreement by agreeing to sell the 2.2 million shares to satisfy JetPay’s obligations in relation to the $5.0 million Note. As a result, no additional consideration was due to WLES in connection with the stock buyback. Effective February 15, 2017 the 2.2 million shares of JetPay common stock were placed in treasury at a cost of $4.95 million and are available for issuance.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

The Amended and Restated 2013 Plan had available 678,752 shares of common stock for the grant of awards as of March 31, 2017.

The Company granted options to purchase 75,000 and 0 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan during the three months ended March 31, 2017 and 2016, respectively, all at an exercise price of $3.00 per share. The grant date fair value of the options granted during the three months ended March 31, 2017 and 2016 were determined to be approximately $89,000 and $0, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $171,000 and $72,000, respectively. Unrecognized compensation expense as of March 31, 2017 relating to non-vested common stock options was approximately $1.2 million and is expected to be recognized through 2021. During the three months ended March 31, 2017, no options were exercised or forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2017	2016
Expected term (years)	6.25	-
Risk-free interest rate	2.10%	-
Volatility	62.3%	-
Dividend yield	0%	-

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

A summary of stock option activity for the three months ended March 31, 2017 and the year ended December 31, 2016 are presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	905,000	2.70
Forfeited	(375,834)	3.00
Exercised	-	-
Outstanding at December 31, 2016	2,246,248	$3.02
Granted	75,000	3.00
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2017	2,321,248	$2.90
Exercisable at March 31, 2017	1,227,909	$2.95

The weighted average remaining life of options outstanding at March 31, 2017 was 8.08 years. The aggregate intrinsic value of the exercisable options at March 31, 2017 was $0.

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

As of March 31, 2017, an aggregate of 300,000 shares of common stock were reserved for issuance under the Purchase Plan, of which 22,876 shares of common stock were issued on July 1, 2016 and 51,480 were issued on January 5, 2017.

Note 10.    Income Taxes

The Company recorded income tax expense of $62,000 and $53,000 for the three months ended March 31, 2017 and 2016, respectively. Income tax expense reflects the recording of federal and state income taxes. The effective tax rates were approximately (59.0)% and (5.6)% for the three months ended March 31, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

As of March 31, 2017, due to the acquisition of JetPay Payments, FL and its related identifiable intangibles and the recording of an associated $1.86 million deferred tax liability, management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of taxable income created by the reversal of the book amortization of the JetPay Payments, FL fixed assets and identifiable intangible assets. Accordingly, management believes recording a partial reduction of the valuation allowance against its federal net deferred tax asset of $1.6 million is appropriate.

JetPay Payments, TX is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax.

As of December 31, 2016, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $25.9 million available to offset future taxable income. These NOLs, if not utilized, expire at various times through 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $8.9 million at March 31, 2017 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank Corporation (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintained insurance through a Chartis Insurance Policy for chargeback losses that named Merrick as the primary insured. The policy had a limit of $25.0 million and a deductible of $250,000. Merrick sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC had certain obligations to indemnify Merrick for losses realized from such chargebacks that Merrick was unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through September 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick required JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of June 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter, which amount was released in full to Merrick under the Merrick Settlement Agreement in July 2016, as more fully described below.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), then a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleged that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleged several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC (“JetPay ISO”) filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.7 million. The Company did not believe it had a responsibility to reimburse Merrick for these legal fees and disputed these charges. Accordingly, the Company had not recorded an accrual for these legal fees as of June 30, 2016. These legal fees were eliminated as part of the Merrick Settlement Agreement, as described below.

As partial protection against any potential losses related to Direct Air, the Company required that, upon closing of the acquisition of JetPay, LLC, 3,333,333 shares of common stock that was to be paid to WLES as part of the JetPay, LLC acquisition be placed into an escrow account with JP Morgan Chase as the trustee. If JetPay, LLC suffered any liability as a result of the Direct Air matter, these shares would be used in partial payment for any such liability, with any remaining shares delivered to WLES.

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

As part of the Merrick Settlement Agreement, we agreed to release all claims to the $4.4 million held in reserve at Merrick. In addition, pursuant to the Merrick Settlement Agreement, we issued to Merrick the $3,850,000 note, bearing interest at a rate of 8% per annum, due December 28, 2017 (the “$3.85MM Note”) and a $5,000,000 note, bearing interest at a rate of 12% per annum, due January 11, 2017 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”) to Merrick. The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow.

In connection with its entry into the Merrick Settlement Agreement, JetPay executed three Stipulated and Confessed Judgments in favor of Merrick in the amounts of $32,500,000 (the “First Judgment”), $28,650,000 (the “Second Judgment”) and $27,500,000 (the “Third Judgment” and, together with the First Judgment and the Second Judgment, the “Judgments”), none of which would be of any effect unless and until JetPay failed to make any payment when due under the Notes. If JetPay failed to make payment when due under the Notes, Merrick, after a five (5) day cure period, would have been able to seek to obtain and/or enforce the applicable Judgments in the Federal District Court for Utah or in any court of competent jurisdiction. On October 21, 2016, the Company paid in full the $3.85MM Note and on January 11, 2017, the Company paid in full the $5.0MM Note. As a result, no Judgments are available for Merrick’s relief.

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

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”) dated December 28, 2012 between the Company, Ten Lords and Interactive Capital (“Ten Lords”) and JetPay Payments, TX. Under the Agreement, Ten Lords agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The note was paid in full in October 2013 using the proceeds from the initial purchase of Series A Preferred by Flexpoint. See Note 8. Redeemable Convertible Preferred Stock. The terms of the Agreement required that the Company provide Ten Lords with a “true up” payment, which was meant to put the holders of the note (Ten Lords) in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. JetPay calculated this true-up payment to Ten Lords at $222,310 and paid such amount to Ten Lords in August 2015. Subsequent to the Company’s payment, the Company received notice on October 5, 2015 that Ten Lords had filed a lawsuit against JetPay, LLC disputing the amount determined and paid by the Company. On May 2, 2017, a trial took place in the District Court of Colin County, Texas during which the Court entered an indication in favor of Ten Lords in the amount of $793,000 plus attorney’s fees, estimated at $115,000.  JetPay intends to dispute the amount of any request for judgement by Ten Lords. At this time, the Company cannot reasonably estimate the amount of any final potential loss on this matter. Additionally, there is no certainty JetPay will prevail in its dispute of the amount of any judgement, or the likelihood of success of any appeal, should JetPay decide to appeal a judgement once it is rendered. The Company estimates that the range of loss on this matter is between $0 and $793,000, plus attorney’s fees estimated at $115,000.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of March 31, 2017.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of JetPay HR & Payroll Services. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended for one year on June 1, 2016. Rent expense under this lease was $135,500 and $129,140 for the three months ended March 31, 2017 and 2016. The Company is currently evaluating its future space needs and reviewing several alternatives, including a possible extension or amendment to the current lease.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The terms of the lease which expired on January 31, 2016 were commercial. Occupancy continues on a month-to-month basis. Rent expense was $12,000 and $11,000 for the three months ended March 31, 2017 and 2016, respectively.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $0 and $29,000 for the three months ended March 31, 2017 and 2016, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note and related accrued interest to Merrick. See Note 11. Commitments and Contingencies.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $25,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitments and Contingencies, and bears interest at an annual rate of 4% with interest expense of $4,850 recorded for the three months ended March 31, 2016. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

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

Finally, on October 18, 2016, the Company entered into the amended and restated Series A Purchase Agreement with Flexpoint and Sundara, a Delaware limited liability company wholly-owned by Laurence Stone. Pursuant to the amended and restated Series A Purchase Agreement, Sundara acquired 33,667 shares of Series A Preferred for $10.1 million. In connection with the Company’s entry into the amended and restated Series A Purchase Agreement, Mr. Stone was appointed as a director of the Company by holders of Series A Preferred shares. In addition, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity wholly-owned by Laurence Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $186,000 for the three months ended March 31, 2017. In connection with the parties’ entry into the loan and security agreement, the borrowers paid LHLJ, Inc. a non-refundable closing fee of $190,000.

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

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was included in JetPay HR and Payroll for the three months ended March 31, 2017 and in Corporate for the three months ended March 31, 2016 in the tables below.

	For the Three months ended March 31, 2017
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$14,304	$4,638	$-	$18,942
Cost of processing revenues	10,342	2,243	-	12,585
Selling, general and administrative expenses	2,628	1,494	834	4,956
Change in fair value of contingent consideration liability	-	-	74	74
Amortization of intangibles and depreciation	783	321	1	1,105
Other expenses	91	214	22	327
Income (loss) before income taxes	$460	$366	$(931)	$(105)

Total property and equipment, net	$1,714	$528	$31	$2,273
Property and equipment additions	$323	$53	$3	$379
Intangible assets and goodwill	$57,758	$16,436	$-	$74,194
Total segment assets	$124,554	$86,853	$2,617	$214,024

	For the Three months ended March 31, 2016
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$7,333	$4,295	$15	$11,643
Cost of processing revenues	5,291	2,070	39	7,400
Selling, general and administrative expenses	1,703	1,319	785	3,807
Change in fair value of contingent consideration liability	-	-	46	46
Amortization of intangibles and depreciation	571	339	2	912
Other expenses	151	73	206	430
(Loss) income before income taxes	$(383)	$494	$(1,063)	$(952)

Total property and equipment, net	$1,398	$512	$33	$1,943
Property and equipment additions	$119	$24	$-	$143
Intangible assets and goodwill	$47,383	$17,474	$-	$64,857
Total segment assets	$78,250	$90,252	$1,017	$169,519

Note 14.    Subsequent Events

As previously disclosed on a Form 8-K filed with the SEC on April 13, 2017, in connection with the purchase by Flexpoint of 8,333 shares of Series A Preferred on August 9, 2016 and the purchase by Sundara of 33,667 shares of Series A Preferred on October 18, 2016, Wellington exercised its option to purchase the remaining 2,835 shares of Series A-1 Preferred available for purchase under the Series A-1 Purchase Agreement. The proceeds for the sale were $850,500,which amount will be used for general working capital purposes. See Note 8. Redeemable Convertible Preferred Stock.

On May 2, 2017, a trial took place in the District Court of Colin County, Texas during which the Court entered an indication in favor of Ten Lords in the amount of $793,000 plus attorney’s fees, estimated at $115,000.  JetPay intends to dispute the amount of any request for judgement by Ten Lords. At this time, the Company cannot reasonably estimate the amount of any final potential loss on this matter. Additionally, there is no certainty JetPay will prevail in its dispute of the amount of any judgement, or the likelihood of success of any appeal, should JetPay decide to appeal a judgement once it is rendered. The Company estimates that the range of loss on this matter is between $0 and $793,000, plus attorney’s fees estimated at $115,000.

As previously disclosed on a Form 8-K filed with the SEC on May 11, 2017, Robert B. Palmer, a member of JetPay’s Board of Directors, passed away on May 7, 2017. Mr. Palmer joined the Company’s Board as a founding director in February 2011. Mr. Palmer, an independent director, served as Chairman of the Audit Committee and a member of the Compensation Committee and the Nominating Committee at the time of his passing. The Board of Directors intends to identify candidates to replace Mr. Palmer on the Board of Directors of the Company and the Audit Committee.

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

We are a provider of payment services – debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: JetPay Payments, TX, which provides debit and credit card processing and ACH payment services to businesses with a focus on processing internet transactions and recurring billings; JetPay Payments, PA, an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; JetPay Payments, FL, a debit and credit card processor specializing in providing services to government agencies and utilities; and JetPay HR & Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers.  We also provide prepaid card services within our HR & Payroll Services Segment.

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

JetPay Payments, FL generates substantially all of its revenues from transaction fees for processing payment transactions. For credit card transactions, our fee may be charged as a fixed fee or as a percentage of the dollars processed. As such, the two primary factors affecting our processing revenue from accepting and processing credit card payments are the number of transactions and the average dollar volume of the transaction. Accordingly, growth in JetPay Payments, FL’s client count and growth in the “same client” transaction dollar volume impact JetPay Payments FL’s processing revenue growth. In the case of e-check (ACH) payments, typically our fees are charged as a fixed fee per transaction regardless of the payment amount.

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

JetPay HR & Payroll Segment

Revenues

The majority of revenues from JetPay HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In 2016, JetPay Payroll and HR Services placed a significant emphasis on providing additional human capital management services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to employers with fifty (50) or more employees. JetPay anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenue from its human capital management, Affordable Care Act and time and attendance services.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following tables represent a comparison of the results of our operations for the three month periods ended March 31, 2017 and March 31, 2016 (in thousands):

	For the Three Months Ended March 31, 2017
	Consolidated	General/ Corporate	JetPay HR & Payroll Services	JetPay Payment Services
Processing revenues	$18,942	$-	$4,638	$14,304
Cost of processing revenues	12,585	-	2,243	10,342
Gross profit	6,357	-	2,395	3,962
Selling, general, and administrative expenses	4,956	834	1,494	2,628
Change in fair value of contingent consideration liability	74	74	-	-
Amortization of intangibles	874	-	260	614
Depreciation	231	1	61	169
Operating income (loss)	222	(909)	580	551
Interest expense	295	16	186	93
Non-cash interest costs	34	6	28	-
Other income	(2)	-	-	(2)
(Loss) income before taxes	(105)	(931)	366	460
Income tax expense	62	-	4	58
Net (loss) income	(167)	(931)	362	402
Accretion of convertible preferred stock	(2,123)	(2,123)	-	-
Net loss applicable to common stockholders	$(2,290)	$(3,054)	$362	$402

	For the Three Months Ended March 31, 2016
	Consolidated	General/ Corporate	JetPay HR & Payroll Services	JetPay Payment Services
Processing revenues	$11,643	$15	$4,295	$7,333
Cost of processing revenues	7,400	39	2,070	5,291
Gross profit (loss)	4,243	(24)	2,225	2,042
Selling, general, and administrative expenses	3,807	785	1,319	1,703
Change in fair value of contingent consideration liability	46	46	-	-
Amortization of intangibles	733	-	259	474
Depreciation	179	2	80	97
Operating (loss) income	(522)	(857)	567	(232)
Interest expense	253	34	66	153
Amortization of debt discounts and non-cash interest costs	179	172	7	-
Other income	(2)	-	-	(2)
(Loss) income before taxes	(952)	(1,063)	494	(383)
Income tax expense	53	-	12	41
Net (loss) income	(1,005)	(1,063)	482	(424)
Accretion of convertible preferred stock	(1,414)	(1,414)	-	-
Net (loss) income applicable to common stockholders	$(2,419)	$(2,477)	$482	$(424)

Revenues

Revenues were $18.9 million and $11.6 million for the three months ended March 31, 2017 and 2016, respectively. Overall revenues increased $7.3 million, or 62.7%, in 2017 as compared to 2016. Of the $18.9 million of revenues for the three months ended March 31, 2017, $4.6 million, or 24.5%, was generated from our JetPay HR & Payroll Segment and $14.3 million, or 75.5%, from our JetPay Payment Services Segment. Of the $11.6 million of revenues for the three months ended March 31, 2016, $4.3 million, or 36.9%, was generated from our JetPay HR and Payroll Segment and $7.3 million, or 63.1%, from our JetPay Payment Services Segment.

JetPay Payment Services Segment’s revenues increased $7.0 million, or 95.1%, for the three months ended March 31, 2017 as compared to 2016. Revenues from our Texas-based JetPay Payment Services operation’s revenues increased $1.25 million, or 22.5%, prior to eliminating inter-company revenues associated with JetPay Payments, FL of $502,000, in 2017 as compared to the same period in 2016, and our JetPay Payments, FL operation, acquired in June 2016, provided $5.7 million of revenues.

JetPay HR & Payroll Segment’s revenues increased $343,000, or 8.0%, for the three months ended March 31, 2017 as compared to the same period in 2016. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015.

Cost of Processing Revenues

Cost of revenues were $12.6 million, or 66.5% of revenues, and $7.4 million, or 63.6% of revenues, for the three months ended March 31, 2017 and 2016, respectively. Of the $12.6 million cost of revenues for the three months ended March 31, 2017, $2.2 million, or 17.8%, related to our HR & Payroll Segment, and $10.3 million, or 82.2%, related to our Payment Services Segment. Of the $7.4 million cost of revenues for the three months ended March 31, 2016, $2.1 million, or 28.0%, related to our HR and Payroll Segment and $5.3 million, or 72.0%, related to our Payment Processing Segment.

The cost of processing revenues within the Payment Services Segment increased from $5.3 million, or 72.2% of revenues in 2016 to $10.3 million, or 72.3% of revenues in 2017, an increase of $5.0 million, or 95.4%. The increase in cost of processing revenues was primarily related to the growth in our Payment Processing Segment revenues, including the acquisition of JetPay Payments, FL which provided $4.2 million of cost of processing revenues. Cost of processing revenues was also impacted by increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment decreased slightly from 27.8% in the three months ended March 31, 2016 to 27.7% for the same period in 2017 largely as a result of the decrease in higher-margin front-end processing only revenues and the increase in lower-margin third party ISO revenues, combined with the impact of lower margin JetPay Payments, FL revenues and the continued investments made in technology professionals.

The cost of processing revenues within our JetPay HR & Payroll Segment increased $173,000, increasing as a percentage of revenues from 48.2% in 2016 to 48.4% in 2017 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in costs of processing revenues as a percentage of revenues was a decrease in gross profit margin within our JetPay HR & Payroll Segment from 51.8% in the three months ended March 31, 2016 to 51.6% for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.0 million, or 26.2% of revenues, for the three months ended March 31, 2017 as compared to $3.8 million, or 32.7% of revenues, for the same period in 2016.

SG&A expenses within the Payment Services Segment increased from $1.7 million or 23.2% of revenues in 2016, to $2.6 million, or 18.4% of revenues in 2017. This increase was largely the result of SG&A expenses related to JetPay Payments, FL of $881,000 and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our JetPay HR & Payroll Segment increased from $1.3 million in 2016 to $1.5 million in 2017, an increase of approximately $175,000, or 13.3%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $834,000 for the three months ended March 31, 2017, including the benefit of $450,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $785,000 in the same period of 2016, including $450,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended March 31, 2017 included non-cash stock-based compensation expense of $171,000 as compared to $72,000 for the same period in 2016.

Depreciation and Amortization

Depreciation and amortization totaled $1.1 million and $912,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to increased depreciation expense on 2016 capital expenditures and the amortization of JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $295,000 and $253,000, respectively. The increase in interest expense in 2017 was primarily related to interest payments on the Fifth Third Bank term note issued on June 2, 2016 in connection with our acquisition of JetPay Payments, FL and a Note issued to Merrick on July 26, 2016.

Income Taxes

The Company recorded income tax expense of $62,000 and $53,000 for the three months ended March 31, 2017 and 2016, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (59.0)% and (5.6)% for the three months ended March 31, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $7.2 million at March 31, 2017, excluding $2.6 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 21% and 25% at March 31, 2017 and 2016, respectively. As of March 31, 2017, we had working capital, excluding funds held for clients and client funds obligations, of approximately $1.1 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, sales of equity securities and borrowings. Additionally, we will require approximately $5.0 million to cover our interest and principal payments on our existing debt for the fifteen months ending June 30, 2018, capital expenditures of $3.8 million. We expect to fund our cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities (including the recent sale of preferred stock and borrowings, see below) and through new borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to October 18, 2016, we sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (f/k/a Metro Bank) (“FNB”) (the “Prior JetPay HR & Payroll Services Credit Facility”). See Note 7. Long-Term debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, as disclosed in Note 9. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures were $379,000 and $143,000 for the three months ended March 31, 2017 and 2016, respectively. We currently estimate capital expenditures for all of our ongoing operations, including JetPay Payment Services and JetPay HR & Payroll Services, at approximately $2.6 million to $3.5 million for the remainder of 2017, principally related to technology improvements and the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

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

Debt Capitalization and Other Financing Arrangements

At March 31, 2017, we had borrowings of approximately $16.2 million net of unamortized deferred financing costs of $305,000.

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

On November 7, 2014, pursuant to a Unit Purchase Agreement by and between the Company, JetPay Payments, PA and Michael Collester and Cathy Smith, the Company acquired all of the outstanding equity interests of JetPay Payments, PA for an aggregate of $11.0 million in cash and the issuance of 2.0 million shares of its common stock to the unitholders of JetPay Payments, PA with a value of approximately $3.7 million on the date of acquisition. The previous unitholders of JetPay Payments, PA were entitled to receive additional cash consideration of $2.4 million, $1.2 million of which was paid on April 10, 2015 and $1.2 million of which was paid on April 10, 2016, and were entitled to earn up to an additional $500,000 based on the net revenues of JetPay Payments, PA for the twelve month periods ended October 31, 2015 and 2016, of which $186,000 was paid to the previous unitholders of JetPay Payments, PA in February 2016 and $314,000 on January 17, 2017, satisfying this obligation in full. In order to finance a portion of the proceeds paid to the previous unitholders of JetPay Payments, PA, JetPay Payments, PA, as borrower, and the Company and JetPay HR & Payroll Services, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with FNB (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $5.73 million at March 31, 2017. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On January 15, 2016, we issued promissory notes to each of Messrs. Shah and Lubert, and Flexpoint. The promissory notes each had an interest rate of 12% per annum and were initially scheduled to mature on April 14, 2016. The $1.9 million of proceeds received from the issuance of the promissory notes was used as cash collateral recorded as restricted cash to replace a $1.9 million letter of credit in favor of Wells Fargo Bank, N.A. On April 11, 2016, the Company entered into letter agreements with each of Messrs. Shah and Lubert, and Flexpoint to extend until July 31, 2016 the maturity dates of the promissory notes. On July 26, 2016, Jonathan Lubert and Flexpoint agreed to further extend their promissory notes to September 30, 2016. Additionally, Flexpoint increased the principal amount of its promissory note from $1,000,000 to $1,400,000. On September 30, 2016, Jonathan Lubert and Flexpoint extended the term of their promissory notes to October 31, 2016. The promissory notes were repaid on October 21, 2016. We are currently working with several financial institutions to secure a $1.9 million letter of credit at which time the restricted cash reserves would be released to the Company. There can be no assurance that a letter of credit will be obtained or obtained on reasonable terms.

On June 2, 2016, in connection with the closing of the JetPay Payments, FL acquisition, JetPay Payments, FL and the Company entered into a credit agreement with Fifth Third Bank. In connection with the credit agreement, JetPay Payments, FL issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of JetPay Payments, FL in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note matures on June 2, 2017 and the bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are secured by the assets of JetPay Payments, FL and guaranteed by JetPay. On March 23, 2016, the Company entered into a Modification of Credit Agreement and Other Loan Documents that amended the definition of “fixed charge coverage ratio” to account for expected capital expenditures with respect to the Company’s “Magic Platform.” The credit agreement contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, which the Company was in compliance as of March 31, 2017.

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

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”). The underlying promissory note bears interest at 8%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of December 31, 2016. The principal balance of this term loan was $9.17 million at March 31, 2017.

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

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, we incurred (i) $95,000 of deferred financing fees related to the issuance of the promissory notes and (ii) $16,600 of deferred financing fees related to JetPay Payments, FL’s term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement. Unamortized deferred financing costs were $305,000 at March 31, 2017.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of March 31, 2017 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2017, excluding fair value and conversion option debt discounts and the effect of the refinancing subsequent to March 31, 2017 (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years

Long-term debt and capital lease obligations (1)	$16,546	$3,061	$5,041	$8,444	$-
Minimum operating lease payments	499	370	129	-	-
Total	$17,045	$3,431	$5,170	$8,444	$-

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $1.1 million.

(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $890,000 for the three months ended March 31, 2017. Cash provided by operating activities in this period was primarily due to a net loss of $167,000, an increase in settlement related assets, fund and liabilities, net of $1.6 million, and restricted cash of $425,000, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets, non-cash interest costs, and debt discounts of $1.1 million, stock based compensation expenses of $184,000, and a decrease in accounts receivable of $1.9 million.

Net cash provided by operating activities totaled $1.5 million for the three months ended March 31, 2016. Cash provided by operating activities in this period was primarily due to a net loss of $1.0 million, a net increase in settlement processing assets, funds and liabilities of $267,000, and a decrease in deferred revenue of $262,000, all offset by a decrease in accounts receivable of $1.0 million, a decrease in prepaid expenses and other assets of $95,000, an increase in accounts payable and accrued expenses of $702,000, non-cash depreciation and amortization relating to fixed assets, intangible assets, non-cash interest costs, debt discounts and conversion options of $1.09 million, stock based compensation expenses of $72,000, and change in fair value of contingent consideration liability of $46,000.

Investing Activities. Cash used in investing activities totaled $17.0 million for the three months ended March 31, 2017, including purchases of property and equipment of $379,000 and an increase of $16.7 million in restricted cash and equivalents held to satisfy client obligations.

Cash used in investing activities totaled $20.2 million for the three months ended March 31, 2016, including an increase of $20.1 million in restricted cash and equivalents held to satisfy client obligations and the purchase of property and equipment of $143,000.

Financing Activities. Cash provided by financing activities totaled $10.8 million for the three months ended March 31, 2017, which included an increase of $16.7 million in client fund obligations, partially offset by $5.7 million of cash used for payments on long-term debt, and payment of deferred and contingent acquisition consideration of $314,000.

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

Effects of Inflation

JetPay Payment Services’ and JetPay HR & Payroll Services’ monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenues. While these can be positive or negative, since a portion of JetPay Payment Services’ revenues are derived as a percentage of dollar volume processed, JetPay Payment Services’ revenues will generally rise when inflation rises. Additionally, JetPay HR & Payroll Services’ revenues include the interest earned on the funds held for clients’ investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company. As a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended March 31, 2017 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11. Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

4.1	Warrant to Purchase Common Stock, dated February 15, 2017, issued to WLES, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2017).
10.1	E-Pay Master Agreement dated January 31, 2017 by and between JetPay Payment Services, FL and the Office of the Illinois State Treasurer (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017).
10.2**	Modification of Credit Agreement and Other Loan Documents dated March 23, 2017 by and between JetPay Payment Services, FL, LLC, JetPay Corporation, and Fifth Third Bank.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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
Gregory M. Krzemien, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

DATE: May 12, 2017

EXHIBIT INDEX

Exhibit No.	Description
4.1	Warrant to Purchase Common Stock, dated February 15, 2017, issued to WLES, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2017).
10.1	E-Pay Master Agreement dated January 31, 2017 by and between JetPay Payment Services, FL and the Office of the Illinois State Treasurer (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017).
10.2**	Modification of Credit Agreement and Other Loan Documents dated March 23, 2017 by and between JetPay Payment Services, FL, LLC, JetPay Corporation, and Fifth Third Bank.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

