Form 10-Q
period 2017-06-30
JetPay Corp
filed 2017-08-11
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	Accelerated filer	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 9, 2017, there were 15,673,534 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,477	$12,584
Restricted cash	1,903	2,129
Accounts receivable, less allowance for doubtful accounts	3,336	4,677
Settlement processing assets and funds	53,962	35,240
Prepaid expenses and other current assets	1,224	5,849
Current assets before funds held for clients	68,902	60,479
Funds held for clients	48,066	49,154
Total current assets	116,968	109,633
Property and equipment, net	2,858	2,125
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $12,675 at June 30, 2017 and $10,926 at December 31, 2016	24,341	26,090
Other assets	393	384
Total assets	$193,538	$187,210

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,189	$8,074
Accounts payable and accrued expenses	12,120	10,821
Settlement processing liabilities	52,246	35,079
Deferred revenue	298	502
Other current liabilities	54	985
Current liabilities before client fund obligations	67,907	55,461
Client fund obligations	48,066	49,154
Total current liabilities	115,973	104,615
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $348 and $339 at June 30, 2017 and December 31, 2016, respectively	13,088	13,794
Deferred income taxes	520	520
Other liabilities	1,136	1,228
Total liabilities	130,717	120,157

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 142,333 and 139,498 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (liquidation preference of $85,400 at June 30, 2017)	54,059	53,324

Common Stock, subject to possible redemption (1,625,000 shares at June 30, 2017, and December 31, 2016)	3,520	3,520

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 142,333 and 139,498 shares of Series A and Series A-1 redeemable convertible preferred stock at June 30, 2017 and December 31, 2016, respectively)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,788,984 and 17,737,504 issued at June 30, 2017 and December 31, 2016, respectively (which includes 1,625,000 shares subject to possible redemption at June 30, 2017 and December 31, 2016) and 15,588,984 and 17,737,504 outstanding at June 30, 2017 and December 31, 2016, respectively	18	18
Additional paid-in capital	40,254	38,778
Treasury stock, 2,200,000 shares at cost	(4,950)	-
Accumulated deficit	(30,080)	(28,587)
Total Stockholders’ Equity	5,242	10,209
Total Liabilities and Stockholders’ Equity	$193,538	$187,210

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended June 30,
	2017	2016

Processing revenues	$18,777	$12,212
Cost of processing revenues	13,049	8,306

Gross profit	5,728	3,906

Selling, general and administrative expenses	5,056	3,774
Settlement of legal matters	747	6,140
Change in fair value of contingent consideration liability	(257)	(216)
Amortization of intangibles	875	779
Depreciation	248	188

Operating loss	(941)	(6,759)

Other expenses (income)
Interest expense	276	258
Non-cash interest costs	33	27
Amortization of debt discounts	-	50
Other income	(5)	(1)

Loss before income taxes	(1,245)	(7,093)

Income tax expense (benefit)	81	(1,527)

Net loss	(1,326)	(5,566)
Accretion of convertible preferred stock	(2,652)	(1,453)

Net loss applicable to common stockholders	$(3,978)	$(7,019)

Basic and diluted loss per share applicable to common stockholders	$(0.26)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	15,588,984	15,445,741

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Six Months Ended June 30,
	2017	2016

Processing revenues	$37,719	$23,855
Cost of processing revenues	25,634	15,706

Gross profit	12,085	8,149

Selling, general and administrative expenses	10,012	7,581
Settlement of legal matters	747	6,140
Change in fair value of contingent consideration liability	(183)	(170)
Amortization of intangibles	1,749	1,512
Depreciation	479	367

Operating loss	(719)	(7,281)

Other expenses (income)
Interest expense	571	511
Non-cash interest costs	67	118
Amortization of debt discounts	-	138
Other income	(7)	(3)

Loss before income taxes	(1,350)	(8,045)

Income tax expense (benefit)	143	(1,474)

Net loss	(1,493)	(6,571)
Accretion of convertible preferred stock	(4,775)	(2,867)

Net loss applicable to common stockholders	$(6,268)	$(9,438)

Basic and diluted loss per share applicable to common stockholders	$(0.39)	$(0.63)

Weighted average shares outstanding:
Basic and diluted	16,134,808	14,923,611

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2016	17,737,504	$18	$38,778	$-	$(28,587)	$10,209

Common stock issued under employee stock purchase plan	51,480	-	104	-	-	104
Common stock released from escrow to satisfy contingent consideration obligation	-	-	525	-	-	525
Repurchase of shares into treasury	-	-	-	(4,950)	-	(4,950)
Warrants issued for settlement of legal matter	-	-	373	-		373
Employee stock purchase plan expense	-	-	23	-	-	23
Stock-based compensation expense	-	-	361	-	-	361
Beneficial conversion feature on convertible preferred stock	-	-	4,865	-	-	4,865
Accretion of convertible preferred stock to redemption value	-	-	(4,775)	-	-	(4,775)
Net loss	-	-	-	-	(1,493)	(1,493)

Balance at June 30, 2017	17,788,984	$18	$40,254	$(4,950)	$(30,080)	$5,242

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(1,493)	$(6,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	479	367
Stock-based compensation	361	164
Employee stock purchase plan expense	23	12
Amortization of intangibles	1,749	1,512
Non-cash interest costs	67	118
Amortization of debt discounts	-	138
Change in fair value of contingent consideration liability	(183)	(170)
Loss on disposal of fixed assets	110	30
Deferred income taxes	-	(1,602)
Change in operating assets and liabilities:
Restricted cash	226	(20)
Accounts receivable	1,341	1,010
Settlement processing assets, funds and obligations, net	(1,555)	248
Prepaid expenses and other current assets	(325)	(4,411)
Other assets	(9)	4,389
Deferred revenue	(204)	(264)
Accounts payable, accrued expenses and other liabilities	1,671	6,745
Net cash provided by operating activities	2,258	1,695

Investing Activities
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	1,088	1,061
Cash acquired in acquisition	-	519
Purchase of property and equipment	(1,004)	(305)
Investment in acquired technology	-	(87)
Net cash provided by investing activities	84	1,188

Financing Activities
Payments on long-term debt and capital lease obligations	(6,300)	(1,610)
Proceeds from issuance of common stock, net of issuance costs	104	64
Proceeds from notes payable	400	1,970
Proceeds from sale of preferred stock, net of issuance costs	825	-
Restricted cash reserve	-	(1,900)
Payment of deferred financing fees associated with new borrowings	(76)	(112)
Payment of deferred and contingent acquisition consideration	(314)	(1,386)
Net decrease in client funds obligations	(1,088)	(1,061)
Net cash used in financing activities	(6,449)	(4,035)

Net decrease in cash and cash equivalents	(4,107)	(1,152)

Cash and cash equivalents, beginning	12,584	5,594
Cash and cash equivalents, ending	$8,477	$4,442

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Supplement disclosure of cash flow information:
Cash paid for interest	$703	$443
Cash paid for taxes	$245	$216

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$318	$103
Treasury stock reclassification	$4,950	$-
Issuance of warrants for settlement of legal matter	$373	$-
Beneficial conversion feature on convertible preferred stock	$4,865	$-
Accretion of convertible preferred stock	$4,775	$2,867
Release of common stock held in escrow	$525	$-

Summary of non-cash investing and financing activities:
Fair value of assets acquired	$-	$23,969
Fair value of company stock issued	$-	$(7,040)
Fair value of contingent consideration	$-	$(1,975)
Fair value of private stock purchase rights	$-	$(153)
Fair value of deferred consideration	$-	$(143)
Fair value of liabilities assumed	$-	$14,658

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of June 30, 2017. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017.

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

The Company currently operates in two business segments: the JetPay Payment Services Segment and the JetPay HR & Payroll Segment. The JetPay Payment Services Segment is an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The JetPay HR & Payroll Segment provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HCM services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

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

The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending September 30, 2018 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.2 million and estimated capital expenditures of $3.5 million.

The Company expects to fund its cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including the recent sale of preferred stock, and current and future borrowings.

As disclosed in Note 8. Redeemable Convertible Preferred Stock, between October 11, 2013 and October 18, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (“FNB”) (the “Prior HR & Payroll Services Credit Facility”). See Note 7. Long-Term Debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of Series A Preferred shares in October 2016 in connection with the transactions. These transactions provided approximately $14.0 million of net working capital, which the Company has used and expects to use for general working capital purposes, the payment of debt and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, between May 5, 2014 and April 13, 2017, the Company sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million.

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

Note 3.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CollectorSolutions, Inc. pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc. and Gene M. Valentino, in his capacity as representative of the shareholders of CollectorSolutions, Inc. On October 21, 2016, the surviving entity of the merger changed its name to JetPay Payment Services, FL, LLC. The acquisition of JetPay Payments, FL provided the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through JetPay Payments, FL’s highly configurable payment gateway, added incremental debit, credit, and e-check processing volumes, and provided a base operation to sell the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base. The consolidated financial statements include the accounts of JetPay Payments, FL since the acquisition date, June 2, 2016.

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of CollectorSolutions, Inc. and assumed approximately $1.0 million of CollectorSolutions, Inc.’s indebtedness. The 3.25 million shares of common stock issued in connection with closing, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CollectorSolutions, Inc. (the “Escrowed Shares”) and (ii) 500,000 shares placed in escrow at closing which would be released or cancelled if JetPay Payments, FL achieves certain gross profit performance targets in 2016 and 2017 (the “Earn-Out Shares”). In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the former stockholders of CollectorSolutions, Inc. in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the Merger Agreement. JetPay Payments, FL’s former stockholders may also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $1,116,000 at June 30, 2017 (recorded within non-current other liabilities). See Note 4. Summary of Significant Accounting Policies.

Based upon the level of gross profit performance in 2016, on June 28, 2017, the Company released 250,000 Earn-Out Shares from escrow to the former shareholders of CollectorSolutions, Inc. In addition, pursuant to the merger agreement, on June 28, 2017, the Company released 587,500 Escrowed Shares held for indemnification purposes from escrow to the former shareholders of CollectorSolutions, Inc.

In connection with the acquisition, certain executives of JetPay Payments, FL were provided the right to purchase through a private placement, within twelve months after closing, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the volume-weighted average closing price of the stock of the Company for the twenty consecutive trading days ending three trading days prior to closing. This stock purchase right was valued at $152,000 utilizing a Black-Sholes option pricing model and was recorded as Additional Paid-In Capital at the date of acquisition. This purchase right was not exercised prior to its expiration on June 2, 2017.

In addition, the Company granted to each former stockholder of JetPay Payments, FL a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder if Flexpoint exercises its right to redeem its shares of Series A Preferred. In a buyback of up to 50% of the shares issued to JetPay Payments, FL’s former shareholders, the Company would purchase each share of common stock issued as transaction consideration for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The common stock issued to JetPay Payments, FL’s previous shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2017, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity section of the Consolidated Balance Sheet.

The fair value of the identifiable assets acquired and liabilities assumed in the JetPay Payments, FL acquisition as of the acquisition date includes: (i) $520,000 of cash, (ii) $537,000 for accounts receivable; (iii) $113,000 for prepaid expenses and other assets; (iv) $10.6 million for settlement processing assets; (v) $93,000 for fixed assets; (vi) the assumption of $14.7 million of liabilities, including $9.95 million of settlement processing obligations and approximately $1.0 million of long term debt; and (vii) approximately $12.1 million allocated to goodwill and other identifiable intangible assets. Within the $12.1 million of acquired intangible assets, $7.2 million was assigned to goodwill, which is not subject to amortization under U.S. GAAP. The Company does not expect to deduct for tax purposes the goodwill related to the JetPay Payments, FL acquisition. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) the multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of JetPay Payments, FL’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base as well as offering merchant credit card processing services to the Company’s payroll and HCM customer base. The remaining intangible assets were assigned to customer relationships (for $4.1 million), software costs (for $710,000), and tradename (for $70,000). The Company determined that the fair value of non-compete agreements with certain employees of JetPay Payments, FL was immaterial. Customer relationships, software costs, and trade name were assigned a life of 12 years, 19 months, and 7 months, respectively.

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

Unaudited pro forma results of operations for the three and six months ended June 30, 2016, as if the Company and JetPay Payments, FL had been combined on January 1, 2016, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations (In thousands, except per share information)
	For the Three Months	For the Six Months
	Ended June 30, 2016	Ended June 30, 2016
Revenues	$15,144	$31,529
Operating loss	$(6,717)	$(7,042)
Net loss	$(5,533)	$(6,358)
Net loss applicable to common stockholders	$(6,986)	$(9,225)
Net loss per share applicable to common stockholders	$(0.40)	$(0.52)

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

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for many of its clients. Clients contract with JetPay Payments, FL for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the principal obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $2.5 million and $585,000 for the three months ended June 30, 2017 and 2016, respectively and $5.3 million and $585,000 for the six months ended June 30, 2017 and 2016, respectively. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

Additionally, the Company’s direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company in some instances requires cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $319,000 and $436,000 were recorded as of June 30, 2017 and December 31, 2016, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2016. Additionally, no indicators of impairment occurred in the six months ended June 30, 2017. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2016. Additionally, no indicators of impairment occurred in the six months ended June 30, 2017.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the shares of Series A Preferred and shares of Series A-1 Preferred of 16,949,152 and 1,102,041 shares of common stock, respectively, at June 30, 2017, the effect of 1,353,953 exercisable stock options granted under the Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) at June 30, 2017 and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February, 2017 have been excluded from the loss per share calculation for the three and six months ended June 30, 2017 in that the assumed conversion of these options would be anti-dilutive. For the three and six months ended June 30, 2016, the dilutive effect of the conversion option in the Flexpoint Series A Preferred and the Wellington Series A-1 Preferred of 9,448,241 and 616,500 shares of common stock, respectively, and the effect of 839,172 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at June 30, 2016 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,960	$-	$-	$1,960

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,982	$-	$-	$2,982

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$2,742	$1,156	$2,982	$1,296
Addition of JetPay Payments, FL contingent consideration	-	1,975	-	1,975
JetPay Payments, FL contingent consideration shares released from escrow	(525)	-	(525)	-
Change in fair value of JetPay Payments, TX contingent consideration	(19)	21	(54)	57
Change in fair value of JetPay Payments, PA contingent consideration	-	10	-	20
Change in fair value of JetPay Payments, FL contingent consideration	(238)	(247)	(129)	(247)
Payment of JetPay Payments, PA contingent consideration	-	-	(314)	(186)
Totals	$1,960	$2,915	$1,960	$2,915

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date), remains unchanged at June 30, 2017 as a result of this component being recorded as equity. The fair value at June 30, 2017 of the cash-based contingent consideration, valued at $4,000, recorded within other current liabilities, was determined using a binomial option pricing model. The following assumptions were utilized in the June 30, 2017 calculations: risk free interest rate: 1.14%; dividend yield: 0%; term of contingency of 0.5 years; and volatility: 76.1%.

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

In addition to the consideration paid upon closing of the JetPay Payments, PA acquisition, the previous unitholders were entitled to receive up to an additional $500,000 if certain net revenue goals were achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $314,000 at December 31, 2016, and $0 at June 30, 2017, with $186,000 earned and paid to the previous unitholders of JetPay Payments, PA in February 2016 and the remaining $314,000 paid on January 17, 2017.

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the previous shareholders are entitled to receive up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017 and up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1,770,000 at December 31, 2016 ($563,000 recorded within other current liabilities and $1.2 million recorded within non-current other liabilities), and $1,116,000 at June 30, 2017 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. Contingent consideration liability of $525,000 was reclassified to additional paid-in capital in June 2017 with 250,000 shares of common stock issued at the closing of the acquisition released from escrow as a result of the 2016 gross profit performance targets being achieved. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of June 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2017 and 2016. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	June 30, 2017	December 31, 2016
	(in thousands)

Leasehold improvements	$423	$417
Equipment	2,201	1,710
Furniture and fixtures	351	330
Computer software	1,236	1,230
Vehicles	245	245
Assets in progress	771	83
Total property and equipment	5,227	4,015
Less: accumulated depreciation	(2,369)	(1,890)
Property and equipment, net	$2,858	$2,125

Property and equipment included $624,898 and $422,167 of computer equipment as of June 30, 2017 and December 31, 2016, respectively, net of accumulated depreciation of $388,312 and $272,729 as of June 30, 2017 and December 31, 2016, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $248,000 and $188,000 for the three months ended June 30, 2017 and 2016, respectively, and $479,000 and $367,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts payable	$3,182	$3,438
ACH clearing liability	912	1,160
Accrued compensation	1,692	1,234
Accrued agent commissions	1,299	1,023
Related party payables	51	424
Accrued legal settlement	873	126
Other	4,111	3,416
Total	$12,120	$10,821

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, FL. See Note 12. Related Party Transactions.	$8,969	$9,371

Term loan payable to FNB, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	5,416	6,042

Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	779	925

Credit agreement payable to Fifth Third Bank providing for a 12-month draw period through June 22, 2018 for up to $1.6 million, converting into a 36 month amortizing term note maturing June 22, 2021. The credit agreement bears interest at LIBOR plus 3% (4.0% at June 30, 2017), collateralized by the assets and equity interests of JetPay Payments, FL.	400	-

Master equipment capital lease agreement payable to Fifth Third Bank for up to $1.5 million of lease financing to JetPay Payments, FL for a 12-month draw period through June 30, 2018. Interim draws will have a term of up to 48 months and will bear interest at LIBOR plus 3% until termed at a fixed rate set forth in the lease agreement, collateralized by equipment.	-	-

Amended and restated revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (3.0% at June 30, 2017), maturing on June 1, 2018.	20	20

Promissory note payable to Merrick, interest rate of 12% beginning October 14, 2016 payable on the promissory note maturing on January 11, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. Paid in full on January 15, 2017.	-	5,000

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	492	492

Capital lease obligations related to computer equipment and software at JetPay Payments, TX, interest rates of 5.55% to 8.55%, due in monthly lease payments of $30,144 in the aggregate maturing from December 2017 through April 2020 collateralized by equipment.	549	357
	16,625	22,207
Less current portion	(3,189)	(8,074)
Less unamortized deferred financing costs	(348)	(339)
	$13,088	$13,794

The FNB term loan agreement requires the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreement also contains certain annual financial covenants with which the Company was in compliance as of June 30, 2017.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matured on June 2, 2017 and was renewed to June 1, 2018 and bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of June 30, 2017. The credit agreement was amended on June 22, 2017 as provided below.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1,600,000 Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1,000,000 (increasing the previous revolving promissory note for $500,000 and extending maturity to June 1, 2018); and a Second Modification of Credit Agreement. The Draw/Term Note provides for a 12 month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on June 22, 2021.The Draw/Term Note bears interest at the applicable LIBOR Rate plus 3%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time. At June 30, 2017, $400,000 was outstanding against the $1,600,000 Draw/Term Note.

The Amended and Restated Revolving Promissory Note replaced and superseded the prior $500,000 Revolving Promissory Note payable to Fifth Third Bank, extending its maturity to June 1, 2018. It bears interest at a rate of 2.00% plus the LIBOR rate for the applicable interest period and is expected to be used to extend temporary credit to cover JetPay Payments, FL’s customers’ processing return items.

The Second Modification amends and restates an original term loan to JetPay Payments, FL dated June 2, 2016 in the original amount of $1,068,960.30 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of JetPay Payments, FL.

Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with Fifth Third Bank to provide up to $1.5 million of lease financing for point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under the Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR Rate plus 3% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule.

On July 26, 2016, as part of its settlement of litigation with Merrick, the Company issued two promissory notes in favor of Merrick in the amounts of $3,850,000 (the “$3.85MM Note”) and $5,000,000 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”) to settle legal proceedings involving Merrick Bank. The $3.85MM Note was paid in full on October 21, 2016 and the $5.00MM Note was paid in full on January 11, 2017.

Maturities of long-term debt and capital lease obligations, excluding unamortized financing costs, are as follows for the years ending June 30: 2018 – $3.2 million; 2019 – $2.8 million; 2020 – $2.6 million; 2021 – $2.5 million; 2022 – $5.5 million; and $0 thereafter.

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

On October 11, 2013, the Company issued 33,333 shares of Series A Preferred to Flexpoint for an aggregate of $10.0 million less certain agreed-upon reimbursable expenses of Flexpoint pursuant to the Series A Purchase Agreement. Additionally, the Company issued 4,667 shares of Series A Preferred to Flexpoint on April 14, 2014 for an aggregate of $1.4 million; 20,000 shares on November 7, 2014 for $6.0 million; 33,333 shares on December 28, 2014 for $10.0 million; and 8,333 shares on August 9, 2016 for $2.5 million. The proceeds of the initial $10.0 million investment were used to retire the note payable to Ten Lords, Ltd. of $5.9 million maturing in December 2013 with the remainder used for general corporate purposes. The proceeds of the April 14, 2014 $1.4 million investment were used to satisfy a portion of the Company’s liability to EarlyBirdCapital, Inc. arising from a March 3, 2014 arbitration decision. The proceeds of the November 7, 2014 $6.0 million investment were used as partial consideration for the acquisition of JetPay Payments, PA. The proceeds of the December 28, 2014 $10.0 million investment were used to redeem certain secured convertible preferred notes that matured on December 31, 2014. The proceeds of the August 9, 2016 $2.5 million investment were used for the payment of certain acquisition expenses related to the JetPay Payments, FL acquisition and for general corporate purposes.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. In April 2015, Flexpoint tendered to the Company a claim letter regarding an indemnification claim with respect to the EarlyBirdCapital matter. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. As a result of the settlement of the Direct Air Matter, see Note 11. Commitments and Contingencies, on March 23, 2017, the conversion price of Series A Preferred was further adjusted to $2.36 pursuant to the Series A Securities Purchase Agreement. Pursuant to an agreement by and among the Company, Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $2.7 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $4.8 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance continues. An “Event of Noncompliance” shall have occurred if: (i) the Company fails to make any required redemption payment with respect to the Series A Preferred; (ii) the Company breaches the Series A Purchase Agreement and such breach has not been cured within thirty days after receipt of notice thereof; (iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; (iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or (v) an event of default has occurred under the Prior HR & Payroll Services Credit Facility, and such event of default has not been cured within thirty days after receipt of notice thereof.

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

Treasury Stock

On February 15, 2017, the Company repurchased 2.2 million shares of its common stock owned by WLES, which WLES had agreed to sell in connection with the Direct Air matter as part of the WLES Settlement Agreement dated July 26, 2016. JetPay had previously repaid a $5.0 million Note due to Merrick Bank in January 2017, which WLES had agreed to indemnify as part of the WLES Settlement Agreement by agreeing to sell the 2.2 million shares to satisfy JetPay’s obligations in relation to the $5.0 million Note. As a result, no additional consideration was due to WLES in connection with the stock buyback. Effective February 15, 2017 the 2.2 million shares of JetPay common stock were placed in treasury at a cost of $4.95 million and are available for issuance.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

The Amended and Restated 2013 Plan had available 433,752 shares of common stock for the grant of awards as of June 30, 2017.

The Company granted options to purchase 340,000 and 380,000 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan during the six months ended June 30, 2017 and 2016, respectively, all at an exercise price of $3.00 per share except for 250,000 options granted at $2.48 per share in May 2016, the closing price of the Company’s common stock on the date of grant. The grant date fair value of the options granted during the six months ended June 30, 2017 and 2016 were determined to be approximately $399,000 and $425,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense was $190,000 and $93,000 for the three months ended June 30, 2017 and 2016, respectively, and $361,000 and $164,000 for the six months ended June 30, 2017 and 2016, respectively. Unrecognized compensation expense as of June 30, 2017 relating to non-vested common stock options was approximately $1.3 million and is expected to be recognized through 2021. During the six months ended June 30, 2017 and 2016, no options were exercised and 20,000 and 156,667 options, respectively, were forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	6.25	5.75 to 6.25	6.25	5.75 to 6.25
Risk-free interest rate	1.93%	1.36% to 1.50%	1.93% to 2.10%	1.36% to 1.50%
Volatility	65.6%	34.6% to 54.7%	62.3% to 65.6%	34.6% to 54.7%
Dividend yield	0%	0%	0%	0%

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

A summary of stock option activity for the six months ended June 30, 2017 and the year ended December 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	905,000	2.70
Forfeited	(375,834)	3.00
Exercised	-	-
Outstanding at December 31, 2016	2,246,248	$2.89
Granted	340,000	3.00
Forfeited	(20,000)	3.00
Exercised	-	-
Outstanding at June 30, 2017	2,566,248	$2.90
Exercisable at June 30, 2017	1,353,953	$2.93

The weighted average remaining life of options outstanding at June 30, 2017 was 8.04 years. The aggregate intrinsic value of the exercisable options at June 30, 2017 was $0.

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

As of June 30, 2017, an aggregate of 300,000 shares of common stock were reserved for issuance under the Purchase Plan, of which 22,876 shares of common stock were issued on July 1, 2016, 51,480 issued on January 5, 2017 and 40,310 shares on July 12, 2017.

Note 10.    Income Taxes

The Company recorded income tax expense (benefit) of $81,000 and $(1.53) million for the three months ended June 30, 2017 and 2016, respectively, and $143,000 and $(1.47) million for the six months ended June 30, 2017 and 2016, respectively. Income tax expense (benefit) reflects the recording of federal and state income taxes. The effective tax rates were approximately (6.5)% and 21.5% for the three months ended June 30, 2017 and 2016, respectively, and (10.6)% and 18.3% for the six months ended June 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

As of June 30, 2016, due to the acquisition of JetPay Payments, FL and its related identifiable intangibles and the recording of an associated $1.86 million deferred tax liability, management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of taxable income created by the reversal of the book amortization of the JetPay Payments, FL fixed assets and identifiable intangible assets. Accordingly, management believes recording a partial reduction of the valuation allowance against its federal net deferred tax asset of $1.6 million is appropriate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $9.4 million at June 30, 2017 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

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

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement (the “Agreement”), dated December 28, 2012, between the Company, Ten Lords, Ltd. (“Ten Lords”) and JetPay, LLC (n/k/a JetPay Payment Services, TX, LLC). Under the Agreement, Ten Lords agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The terms of the Agreement required that the Company provide the owners of Ten Lords and Providence Interactive Capital, LLC (together with Ten Lords, the “Plaintiffs”) with a “true up” payment meant to put them in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. The Company calculated this true-up payment to be $222,310 and paid such amount in August 2015. In addition to the $222,310 paid in 2015, the Company recorded an additional loss accrual of $125,500 relating to this matter. Subsequent to the Company’s payment, the Company received notice on October 5, 2015 that Plaintiffs filed a lawsuit (the “Lawsuit”) against JetPay, LLC and the Company disputing the true up payment. Since 2015, the Company and JetPay, LLC have been defendants in the Lawsuit in the 429th Judicial District Court of Collin County, Texas (the “Court”) styled Ten Lords, Ltd. and Providence Interactive Capital, LLC, Cause No. 429-04140-2015. The Lawsuit was tried in the Court on May 2, 2017 and the Court granted a judgment to Plaintiffs in the amount of $793,000 plus attorneys’ fees of $134,075, which judgment was entered by the Court on May 15, 2017 (the “Judgment”). On July 3, 2017, the Company and JetPay, LLC successfully settled the Lawsuit by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters described in the Lawsuit and the Judgment. In connection with this settlement, the Company recorded an additional loss of $747,000 in the three months ended June 30, 2017.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of June 30, 2017 and has incurred legal expense of $50,000 applied against its deductible, through June 30, 2017.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of JetPay HR & Payroll Services. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended through August 31, 2017. Rent expense under this lease was $135,500 and $131,250 for the three months ended June 30, 2017 and 2016, respectively, and $270,978 and $260,400 for the six months ended June 30, 2017 and 2016. The Company is currently evaluating its future space needs and reviewing several alternatives, including a possible further extension or amendment to the current lease.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The prior lease expired on January 31, 2016. Rent expense was $12,000 and $30,000 for the three months ended June 30, 2017 and 2016, respectively and $47,000 and $53,000 for the six months ended June 30, 2017 and 2016, respectively. As a part of current negotiations with Mr. Voigt regarding the property and other related matters, the Company and JT Holdings entered into an agreement to extend the lease for twelve months beginning on July 1, 2017 at a monthly rate of $6,000 plus utilities and certain other costs.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $29,500 and $59,000 or the three and six months ended June 30, 2016, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note and related accrued interest to Merrick. See Note 11. Commitments and Contingencies.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $9,000 and $6,000 for the three months ended June 30, 2017 and 2016, respectively, and $35,000 and $11,000 for the six months ended June 30, 2017 and 2016, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitments and Contingencies, and beared interest at an annual rate of 4% with interest expense of $4,900 and $9,800 recorded for the three and six months ended June 30, 2016, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On May 6, 2015, the Company issued an unsecured promissory note to C. Nicholas Antich, the then President of JetPay HR & Payroll Services, and Carol A. Antich in the amount of $350,000 to satisfy the remaining balance of the $2.0 million deferred consideration. The promissory note bore interest at an annual rate of 4% and was scheduled to mature on May 6, 2017, payable in two equal installments of $175,000, with the first paid on May 6, 2016 and the second due on May 6, 2017. The promissory note was paid in full on December 31, 2016. Interest expense related to this promissory note was $2,500 and $6,100 for the three and six months ended June 30, 2016, respectively. The promissory note was approved upon resolution and review by the Company’s Audit Committee of the terms of the promissory note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties.

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

Finally, on October 18, 2016, the Company entered into the amended and restated Series A Purchase Agreement with Flexpoint and Sundara, a Delaware limited liability company wholly-owned by Laurence L. Stone. Pursuant to the amended and restated Series A Purchase Agreement, Sundara acquired 33,667 shares of Series A Preferred for $10.1 million. In connection with the Company’s entry into the amended and restated Series A Purchase Agreement, Mr. Stone was appointed as a director of the Company by holders of Series A Preferred shares. In addition, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity wholly-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $184,000 and $370,000 for the three and six months ended June 30, 2017. In connection with the parties’ entry into the loan and security agreement, the borrowers paid LHLJ, Inc. a non-refundable closing fee of $190,000.

Note 13.    Segments

The Company currently operates in two business segments, the JetPay Payment Services Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the JetPay HR & Payroll Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was included in JetPay HR & Payroll for the three and six months ended June 30, 2017 and 2016, and in Corporate, for the three and six months ended June 30, 2017 and 2016 in the tables below.

	For the Three Months Ended June 30, 2017
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$14,988	$3,789	$-	$18,777
Cost of processing revenues	10,874	2,175	-	13,049
Selling, general and administrative expenses	3,047	1,507	502	5,056
Settlement of legal matter	-	-	747	747
Change in fair value of contingent consideration liability	-	-	(257)	(257)
Amortization of intangibles and depreciation	795	327	1	1,123
Other expenses	88	212	4	304
Income (loss) before income taxes	$184	$(432)	$(997)	$(1,245)

	For the Three Months Ended June 30, 2016
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$8,830	$3,368	$14	$12,212
Cost of processing revenues	6,471	1,816	19	8,306
Selling, general and administrative expenses	2,125	1,211	438	3,774
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	-	-	(216)	(216)
Amortization of intangibles and depreciation	626	340	1	967
Other expenses	160	67	107	334
Loss before income taxes	$(6,692)	$(66)	$(335)	$(7,093)

	For the Six Months Ended June 30, 2017
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$29,292	$8,427	$-	$37,719
Cost of processing revenues	21,216	4,418	-	25,634
Selling, general and administrative expenses	5,675	3,001	1,336	10,012
Settlement of legal matter	-	-	747	747
Change in fair value of contingent consideration liability	-	-	(183)	(183)
Amortization of intangibles and depreciation	1,578	648	2	2,228
Other expenses	179	426	26	631
Income (loss) before income taxes	$644	$(66)	$(1,928)	$(1,350)

Total property and equipment, net	$2,314	$514	$30	$2,858
Property and equipment additions	$1,213	$106	$3	$1,322
Intangible assets and goodwill	$57,143	$16,176	$-	$73,319
Total segment assets	$122,086	$68,778	$2,674	$193,538

	For the Six Months Ended June 30, 2016
	JetPay Payment Services	JetPay HR & Payroll Services	General/ Corporate	Total

Processing revenues	$16,163	$7,663	$29	$23,855
Cost of processing revenues	11,762	3,886	58	15,706
Selling, general and administrative expenses	3,828	2,530	1,223	7,581
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	-	-	(170)	(170)
Amortization of intangibles and depreciation	1,197	679	3	1,879
Other expenses	311	140	313	764
Income (loss) before income taxes	$(7,075)	$428	$(1,398)	$(8,045)

Total property and equipment, net	$1,550	$502	$32	$2,084
Property and equipment additions	$409	$93	$-	$502
Intangible assets and goodwill	$59,065	$17,214	$-	$76,279
Total segment assets	$100,293	$68,556	$420	$169,269

Note 14.    Subsequent Events

On July 3, 2017, the Company and JetPay, LLC successfully settled that lawsuit captioned Ten Lords, Ltd. and Providence Interactive Capital, LLC in the 429th Judicial District Court of Collin County by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 and the parties to the lawsuit released one another and their respective affiliates from all claims related to the lawsuit.

On July 12, 2017, the Company issued 40,310 shares of common stock under the Company’s Employee Stock Purchase Plan.

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

We are a provider of debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: JetPay Payments, TX, which provides debit and credit card processing and ACH payment services to businesses with a focus on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings; JetPay Payments, PA, an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; JetPay Payments, FL, a debit and credit card processor specializing in providing services to government agencies and utilities; and JetPay HR & Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers.  We also provide prepaid card services within our HR & Payroll Services Segment.

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

JetPay HR & Payroll Segment

Revenues

The majority of revenues from JetPay HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In 2016, JetPay Payroll & HR Services placed a significant emphasis on providing additional human capital management services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to employers with fifty (50) or more employees. JetPay anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenue from its human capital management, Affordable Care Act and time and attendance services.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following tables represent a comparison of the results of our operations for the three month periods ended June 30, 2017 and June 30, 2016 (in thousands):

	For the Three Months Ended June 30, 2017
	Consolidated	General/ Corporate	JetPay HR & Payroll Services	JetPay Payment Services
Processing revenues	$18,777	$-	$3,789	$14,988
Cost of processing revenues	13,049	-	2,175	10,874
Gross profit	5,728	-	1,614	4,114
Selling, general, and administrative expenses	5,056	502	1,507	3,047
Settlement of legal matter	747	747	-	-
Change in fair value of contingent consideration liability	(257)	(257)	-	-
Amortization of intangibles	875	-	259	616
Depreciation	248	1	68	179
Operating (loss) income	(941)	(993)	(220)	272
Interest expense	276	-	184	92
Amortization of debt discounts and non-cash interest costs	33	4	28	1
Other income	(5)	-	-	(5)
(Loss) income before taxes	(1,245)	(997)	(432)	184
Income tax expense	81	-	4	77
Net (loss) income	(1,326)	(997)	(436)	107
Accretion of convertible preferred stock	(2,652)	(2,652)	-	-
Net loss applicable to common stockholders	$(3,978)	$(3,649)	$(436)	$107

	For the Three Months Ended June 30, 2016
	Consolidated	General/ Corporate	JetPay HR & Payroll Services	JetPay Payment Services
Processing revenues	$12,212	$14	$3,368	$8,830
Cost of processing revenues	8,306	19	1,816	6,471
Gross profit (loss)	3,906	(5)	1,552	2,359
Selling, general, and administrative expenses	3,774	438	1,211	2,125
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	(216)	(216)	-	-
Amortization of intangibles	779	-	260	519
Depreciation	188	1	80	107
Operating (loss) income	(6,759)	(228)	1	(6,532)
Interest expense	258	35	62	161
Amortization of debt discounts and non-cash interest costs	77	72	5	-
Other income	(1)	-	-	(1)
Loss before taxes	(7,093)	(335)	(66)	(6,692)
Income tax (benefit) expense	(1,527)	(1,602)	11	64
Net (loss) income	(5,566)	1,267	(77)	(6,756)
Accretion of convertible preferred stock	(1,453)	(1,453)	-	-
Net loss applicable to common stockholders	$(7,019)	$(186)	$(77)	$(6,756)

Revenues

Revenues were $18.8 million and $12.2 million for the three months ended June 30, 2017 and 2016, respectively. Overall revenues increased $6.6 million, or 53.8%, in 2017 as compared to 2016. Of the $18.8 million of revenues for the three months ended June 30, 2017, $3.8 million, or 20.2%, was generated from our JetPay HR & Payroll Segment and $15.0 million, or 79.8%, from our JetPay Payment Services Segment. Of the $12.2 million of revenues for the three months ended June 30, 2016, $3.4 million, or 27.6%, was generated from our JetPay HR & Payroll Segment and $8.8 million, or 72.4%, from our JetPay Payment Services Segment.

JetPay Payment Services Segment’s revenues increased $6.2 million, or 69.7%, for the three months ended June 30, 2017 as compared to 2016. Revenues from our JetPay Payments, TX operation increased $1.9 million, or 35.8%, prior to eliminating inter-company revenues associated with JetPay Payments, FL of $507,000, in 2017 as compared to the same period in 2016, and our JetPay Payments, FL operation, acquired in June 2016, provided $5.6 million of revenues in 2017 as compared to $1.6 million for the same period in 2016.

JetPay HR & Payroll Segment’s revenues increased $421,000, or 12.5%, for the three months ended June 30, 2017 as compared to the same period in 2016. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015.

Cost of Processing Revenues

Cost of revenues were $13.0 million, or 69.5% of revenues, and $8.3 million, or 68.0% of revenues, for the three months ended June 30, 2017 and 2016, respectively. Of the $13.0 million cost of revenues for the three months ended June 30, 2017, $2.2 million, or 16.7%, related to our HR & Payroll Segment, and $10.9 million, or 83.3%, related to our Payment Services Segment. Of the $8.3 million cost of revenues for the three months ended June 30, 2016, $1.8 million, or 21.9%, related to our HR & Payroll Segment and $6.5 million, or 78.1%, related to our Payment Services Segment.

The cost of processing revenues within the Payment Services Segment increased from $6.5 million, or 73.3% of revenues in 2016 to $10.9 million, or 72.6% of revenues in 2017, an increase of $4.4 million, or 68.0%. The increase in cost of processing revenues was primarily related to the growth in our Payment Services Segment revenues, including the acquisition of JetPay Payments, FL which provided $4.0 million of cost of processing revenues. Cost of processing revenues was also impacted by increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment increased slightly from 26.7% in the three months ended June 30, 2016 to 27.4% for the same period in 2017 largely as a result of a larger increase in higher-margin direct merchant processing revenues than lower-margin third party ISO revenues, partially offset by the impact of lower margin JetPay Payments, FL revenues and the continued investments made in technology professionals.

The cost of processing revenues within our JetPay HR & Payroll Segment increased $359,000, increasing as a percentage of revenues from 53.9% in 2016 to 57.4% in 2017 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in costs of processing revenues as a percentage of revenues was a decrease in gross profit margin within our JetPay HR & Payroll Segment from 46.1% in the three months ended June 30, 2016 to 42.6% for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.0 million, or 26.9% of revenues, for the three months ended June 30, 2017 as compared to $3.8 million, or 30.9% of revenues, for the same period in 2016.

SG&A expenses within the Payment Services Segment increased from $2.1 million or 24.1% of revenues in 2016, to $3.0 million, or 20.3% of revenues in 2017. This increase was largely the result of SG&A expenses related to JetPay Payments, FL of $898,000 and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our JetPay HR & Payroll Segment increased from $1.2 million in 2016 to $1.5 million in 2017, an increase of approximately $296,000, or 24.4%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $502,000 for the three months ended June 30, 2017, including $450,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $438,000 in the same period of 2016, including $510,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended June 30, 2017 included non-cash stock-based compensation expense of $190,000 as compared to $93,000 for the same period in 2016.

Settlement of Legal Matters

Settlement of Legal Matter charge in 2017 of $747,000 reflects the Company’s loss on the settlement of the Ten Lords matter, see Note 11. Commitments and Contingencies. On July 3, 2017, the Company and JetPay, LLC successfully settled a lawsuit with Ten Lords and Providence Interactive Capital (the “Plaintiffs”) by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters related to the lawsuit. In connection with this settlement, the Company recorded a loss accrual of $747,000 at June 30, 2017 in addition to a previously recorded $125,500 loss reserve.

Settlement of Legal Matter charge in 2016 of $6.19 million reflects the Company’s loss based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’ agreement to transfer to Merrick the WLES Note (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note, less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $373,334 representing the fair market value of the issuance of warrants to WLES on February 15, 2017 as described in the WLES Settlement Agreement.

Depreciation and Amortization

Depreciation and amortization totaled $1.1 million and $967,000 for the three months ended June 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to increased depreciation expense on 2016 and 2017 capital expenditures and the amortization of JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 was $276,000 and $258,000, respectively. The increase in interest expense in 2017 was primarily related to interest payments on the Fifth Third Bank term note issued on June 2, 2016 in connection with our acquisition of JetPay Payments, FL and a Note issued to Merrick on July 26, 2016.

Income Taxes

The Company recorded income tax (benefit) expense of $81,000 and $(1.53) million for the three months ended June 30, 2017 and 2016, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (6.5)% and 21.5% for the three months ended June 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following tables represent a comparison of the results of our operations for the six month periods ended June 30, 2017 and June 30, 2016 (in thousands):

	For the Six Months Ended June 30, 2017
	Consolidated	General/ Corporate	JetPay HR & Payroll Services	JetPay Payment Services
Processing revenues	$37,719	$-	$8,427	$29,292
Cost of processing revenues	25,634	-	4,418	21,216
Gross profit	12,085	-	4,009	8,076
Selling, general, and administrative expenses	10,012	1,336	3,001	5,675
Settlement of a legal matter	747	747	-	-
Change in fair value of contingent consideration liability	(183)	(183)	-	-
Amortization of intangibles	1,749	-	519	1,230
Depreciation	479	2	129	348
Operating (loss) income	(719)	(1,902)	360	823
Interest expense	571	16	370	185
Amortization of debt discounts and non-cash interest costs	67	10	56	1
Other income	(7)	-	-	(7)
(Loss) income before taxes	(1,350)	(1,928)	(66)	644
Income tax expense	143	-	8	135
Net (loss) income	(1,493)	(1,928)	(74)	509
Accretion of convertible preferred stock	(4,775)	(4,775)	-	-
Net loss applicable to common stockholders	$(6,268)	$(6,703)	$(74)	$509

	For the Six Months Ended June 30, 2016
	Consolidated	General/ Corporate	JetPay HR & Payroll Services	JetPay Payment Services
Processing revenues	$23,855	$29	$7,663	$16,163
Cost of processing revenues	15,706	58	3,886	11,762
Gross profit (loss)	8,149	(29)	3,777	4,401
Selling, general, and administrative expenses	7,581	1,223	2,530	3,828
Settlement of legal matter	6,140	-	-	6,140
Change in fair value of contingent consideration liability	(170)	(170)	-	-
Amortization of intangibles	1,512	-	519	993
Depreciation	367	3	160	204
Operating (loss) income	(7,281)	(1,085)	568	(6,764)
Interest expense	511	69	128	314
Amortization of debt discounts and non-cash interest costs	256	244	12	-
Other income	(3)	-	-	(3)
(Loss) income before taxes	(8,045)	(1,398)	428	(7,075)
Income tax (benefit) expense	(1,474)	(1,602)	23	105
Net (loss) income	(6,571)	204	405	(7,180)
Accretion of convertible preferred stock	(2,867)	(2,867)	-	-
Net (loss) income applicable to common stockholders	$(9,438)	$(2,663)	$405	$(7,180)

Revenues

Revenues were $37.7 million and $23.9 million for the six months ended June 30, 2017 and 2016, respectively. Overall revenues increased $13.9 million, or 58.1%, in 2017 as compared to 2016. Of the $37.7 million of revenues for the six months ended June 30, 2017, $8.4 million, or 22.3%, was generated from our JetPay HR & Payroll Segment and $29.3 million, or 77.7%, from our JetPay Payment Services Segment. Of the $23.9 million of revenues for the six months ended June 30, 2016, $7.7 million, or 32.1%, was generated from our JetPay HR & Payroll Segment and $16.2 million, or 67.9%, from our JetPay Payment Services Segment.

JetPay Payment Services Segment’s revenues increased $13.1 million, or 81.2%, for the six months ended June 30, 2017 as compared to 2016. Revenues from our JetPay Payment, TX operation increased $3.1 million, or 28.7%, prior to eliminating inter-company revenues associated with JetPay Payments, FL of $1.0 million, in 2017 as compared to the same period in 2016, and our JetPay Payments, FL operation, acquired in June 2016, provided $11.2 million of revenues in 2017 as compared to $1.6 million the same period in 2016.

JetPay HR & Payroll Segment’s revenues increased $764,000, or 10.0%, for the six months ended June 30, 2017 as compared to the same period in 2016. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from several new HR services introduced in 2015.

Cost of Processing Revenues

Cost of revenues were $25.6 million, or 68.0% of revenues, and $15.7 million, or 65.8% of revenues, for the six months ended June 30, 2017 and 2016, respectively. Of the $25.6 million cost of revenues for the six months ended June 30, 2017, $4.4 million, or 17.2%, related to our HR & Payroll Segment, and $21.2 million, or 82.8%, related to our Payment Services Segment. Of the $15.7 million cost of revenues for the six months ended June 30, 2016, $3.9 million, or 24.7%, related to our HR & Payroll Segment and $11.8 million, or 75.3%, related to our Payment Services Segment.

The cost of processing revenues within the Payment Services Segment increased from $11.8 million, or 72.8% of revenues in 2016 to $21.2 million, or 72.4% of revenues in 2017, an increase of $9.4 million, or 80.4%. The increase in cost of processing revenues was primarily related to the growth in our Payment Services Segment revenues, including the acquisition of JetPay Payments, FL which provided $8.1 million of cost of processing revenues. Cost of processing revenues was also impacted by increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment increased slightly from 27.2% in the six months ended June 30, 2016 to 27.6% for the same period in 2017 largely as a result of a larger increase in higher-margin direct merchant processing only revenues than third party ISO revenues, partially offset by the impact of lower margin JetPay Payments, FL revenues and the continued investments made in technology professionals.

The cost of processing revenues within our JetPay HR & Payroll Segment increased $532,000, increasing as a percentage of revenues from 50.7% in 2016 to 52.4% in 2017 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in costs of processing revenues as a percentage of revenues was a decrease in gross profit margin within our JetPay HR & Payroll Segment from 49.3% in the six months ended June 30, 2016 to 47.6% for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.0 million, or 26.5% of revenues, for the six months ended June 30, 2017 as compared to $7.6 million, or 31.8% of revenues, for the same period in 2016.

SG&A expenses within the Payment Services Segment increased from $3.8 million or 23.7% of revenues in 2016, to $5.7 million, or 19.4% of revenues in 2017. This increase was largely the result of SG&A expenses related to JetPay Payments, FL of $1.8 million and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our JetPay HR & Payroll Segment increased from $2.5 million in 2016 to $3.0 million in 2017, an increase of approximately $471,000, or 18.6%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $1.3 million for the six months ended June 30, 2017, including $900,000 of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $1.2 million in the same period of 2016, including $960,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the six months ended June 30, 2017 included non-cash stock-based compensation expense of $361,000 as compared to $164,000 for the same period in 2016.

Settlement of Legal Matters

Settlement of Legal Matter charge in 2017 of $747,000 reflects the Company’s loss on the settlement of the Ten Lords matter, see Note 11. Commitments and Contingencies. On July 3, 2017, the Company and JetPay, LLC successfully settled a lawsuit with Ten Lords and Providence Interactive Capital (the “Plaintiffs”) by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters related to the lawsuit. In connection with this settlement, the Company recorded a loss accrual of $747,000 at June 30, 2017 in addition to a previously recorded $125,500 loss reserve.

Settlement of Legal Matter charge in 2016 of $6.19 million reflects the Company’s loss based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’ agreement to transfer to Merrick the WLES Note (recorded at $2,036,511 at June 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note, less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $373,334 representing the fair market value of the issuance of warrants to WLES on February 15, 2017 as described in the WLES Settlement Agreement.

Depreciation and Amortization

Depreciation and amortization totaled $2.2 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to increased depreciation expense on 2016 and 2017 capital expenditures and the amortization of JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the six months ended June 30, 2017 and 2016 was $571,000 and $511,000, respectively. The increase in interest expense in 2017 was primarily related to interest payments on the Fifth Third Bank term note issued on June 2, 2016 in connection with our acquisition of JetPay Payments, FL and a Note issued to Merrick on July 26, 2016.

Income Taxes

The Company recorded income tax (benefit) expense of $143,000 and $(1.47) million for the six months ended June 30, 2017 and 2016, respectively. Income tax (benefit) expense reflects the recording of state income taxes. The effective tax rates were approximately (10.6)% and 18.3% for the six months ended June 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $8.5 million at June 30, 2017, excluding $1.9 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 21% and 25% at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had working capital, excluding funds held for clients and client funds obligations, of approximately $1.0 million.

We expect to fund our cash needs, including capital required for acquisitions, with cash flow from our operating activities, sales of equity securities and borrowings. Additionally, we will require approximately $5.2 million to cover our interest and principal payments on our existing debt for the fifteen months ending September 30, 2018, and capital expenditures of $3.5 million. We expect to fund our cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities (including the recent sale of preferred stock and borrowings, see below) and through new borrowings. As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to October 18, 2016, we sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (f/k/a Metro Bank) (“FNB”) (the “Prior JetPay HR & Payroll Services Credit Facility”). See Note 7. Long-Term debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, as disclosed in Note 9. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures, including equipment financed through capital leases, were $943,000 and $265,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $408,000 for the six months ended June 30 2017, and 2016, respectively. We currently estimate capital expenditures, including equipment potentially financed through capital leases, for all of our ongoing operations, including JetPay Payment Services and JetPay HR & Payroll Services, at approximately $1.7 million to $2.6 million for the remainder of 2017, principally related to technology improvements and the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms and to purchase point-of-sale equipment as required under certain customer contracts. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

In the past, we have been successful in obtaining financing by obtaining loans and selling shares of our equity securities, including the sale of shares Series A Preferred to Flexpoint and Sundara and the sale of shares of Series A-1 Preferred to Wellington. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we will need to raise additional capital through loans or other sales of equity securities. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or restructuring our current debt, or that we will secure such future financing with commercially acceptable terms. If we are unable to raise additional capital, we may need to delay certain technology capital improvements, limit our planned level of capital expenditures and future growth plans or dispose of operating assets to generate cash to sustain operations and fund ongoing capital investments.

Debt Capitalization and Other Financing Arrangements

At June 30, 2017, we had borrowings of approximately $16.3 million net of unamortized deferred financing costs of $348,000.

In connection with the closing of our acquisitions of JetPay Payments, TX and JetPay HR & Payroll Services, we entered into a Note and Indemnity Side Agreement. Pursuant to the Note and Indemnity Side Agreement, we agreed to issue the WLES Note in the original principal amount of $2,331,369. Interest accrued on amounts due under the WLES Note at a rate of 5% per annum. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note to Merrick on July 26, 2016. See Note 11. Commitments and Contingencies.

JetPay Payments, PA, as borrower, and the Company and JetPay HR & Payroll Services, as guarantors, entered into a Loan and Security Agreement on November 7, 2014 with FNB (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $5.4 million at June 30, 2017. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On June 2, 2016, in connection with the closing of the JetPay Payments, FL acquisition, JetPay Payments, FL and the Company entered into a credit agreement with Fifth Third Bank. In connection with the credit agreement, JetPay Payments, FL issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of JetPay Payments, FL in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note matures on June 2, 2018, as amended on June 22, 2017, and the bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are secured by the assets of JetPay Payments, FL and guaranteed by JetPay. On March 23, 2016 and June 22, 2017, the Company entered into a Modification of Credit Agreement and Other Loan Documents that amended the definition of “fixed charge coverage ratio” to account for expected capital expenditures with respect to the Company’s “Magic Platform.” The credit agreement contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, which the Company was in compliance as of June 30, 2017.

On June 22, 2017, JetPay Payments, FL entered into a credit agreement (the “Credit Agreement”) with Fifth Third Bank, which provides a $1,600,000 Draw/Term Note to finance software integration costs, an Amended and Restated Revolving Promissory Note for $1,000,000 (increased from a previous revolving promissory note for $500,000), and a Second Modification of Credit Agreement.

The Draw/Term Note provides for a twelve (12) month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on June 22, 2021. The Draw/Term Note bears interest at the applicable LIBOR Rate plus 3%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time.

The $1,000,000 Amended and Restated Revolving Promissory Note renews, amends, replaces and supersedes the original $500,000 Revolving Promissory Note, extending maturity to June 1, 2018 and bears interest at a rate of 2.00% plus the LIBOR Rate for the Interest Period. The Amended and Restate Revolving Promissory Note is expected to be used to extend temporary credit to cover JetPay Payments, FL’s customers’ processing return items.

The Second Modification amends and restates the original term loan to JetPay Payments, FL dated June 2, 2016 in the original principal amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of Borrower. Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with the Lender to provide up to $1.5 million of lease financing for certain point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR Rate plus 3% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. The Term Notes, the Revolving Note and the Master Lease Agreement are guaranteed by JetPay Corporation pursuant to a guaranty dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank in respect of the Term Notes and Master Lease Agreement and the guaranty, dated June 22, 2017, by and between the JetPay Corporation and Lender in respect of the Revolving Note (collectively, the “Guaranty Agreements”). The Guaranty Agreement requires that the Company maintain a $2,000,000 minimum liquidity level while there outstanding amounts owed under the various credit arrangements.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”). The underlying promissory note bears interest at 8%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of December 31, 2016. The principal balance of this term loan was $8.97 million at June 30, 2017.

A portion of the proceeds of the LHLJ Debt Investment was used to simultaneously satisfy the remaining balance of $4.175 million outstanding under the Prior JetPay HR & Payroll Services Credit Facility. In connection with the satisfaction of the Borrowers’ obligations under the Prior JetPay HR & Payroll Services Credit Facility, JetPay Payments, PA, JetPay HR & Payroll Services, the Company and FNB entered into an amendment to the JetPay Payments, PA Credit Facility to release JetPay HR & Payroll Services’s guaranty of the obligations of JetPay Payments, PA under the JetPay Payments, PA Credit Facility and to eliminate provisions relating to the cross-collateralization.

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

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, we incurred (i) $95,000 of deferred financing fees related to the issuance of the promissory notes and (ii) $16,600 of deferred financing fees related to JetPay Payments, FL’s term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement. Unamortized deferred financing costs were $348,000 at June 30, 2017.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of June 30, 2017 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2017, excluding fair value and conversion option debt discounts and the effect of the refinancing subsequent to June 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt and capital lease obligations (1)	$16,625	$3,189	$5,428	$8,008	$-
Minimum operating lease payments	422	348	74	-	-
Total	$17,047	$3,537	$5,502	$8,008	$-

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $1.1 million.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $2.26 million for the six months ended June 30, 2017. Cash provided by operating activities in this period was primarily due to a net loss of $1.5 million, an increase in settlement processing assets, funds, and liabilities of $1.56 million, and a change in the fair value of contingent liability of $183,000, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets and non-cash interest costs of $2.3 million, stock based compensation expenses of $384,000, and a decrease in accounts receivable of $1.3 million.

Net cash provided by operating activities totaled $1.7 million for the six months ended June 30, 2016. Cash provided by operating activities in this period was primarily due to a net loss of $6.6 million, a decrease in deferred revenue of $264,000, and a change in fair value of contingent consideration liability of $170,000, all offset by a decrease in accounts receivable of $1.0 million, an increase in accounts payable, accrued expenses and other liabilities of $6.7 million, non-cash depreciation and amortization relating to fixed assets, intangible assets, non-interest interest costs and debt discounts of $2.1 million, stock based compensation expenses of $176,000, a net increase in settlement processing assets and liabilities of $248,000.

Investing Activities. Cash provided by investing activities totaled $84,000 for the six months ended June 30, 2017, including a decrease of $1.1 million in restricted cash and equivalents held to satisfy client obligations, partially offset by the purchases of property and equipment of $1.0 million.

Cash provided by investing activities totaled $1.2 million for the six months ended June 30, 2016, including a decrease of $1.1 million in restricted cash and equivalents held to satisfy client obligations and cash acquired in the JetPay Payments, FL acquisition of $519,000, partially offset by the purchase of property and equipment of $305,000 and an investment in acquired JetPay Payments, FL technology of $87,000.

Financing Activities. Cash used in financing activities totaled $6.5 million for the six months ended June 30, 2017, which included a decrease of $1.1 million in client fund obligations, $6.3 million of cash used for payments on long-term debt, and payment of deferred and contingent acquisition consideration of $314,000, partially offset by proceeds from notes payable of $400,000, and issuance of common stock and sale of preferred stock of $929,000.

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

Seasonality

JetPay Payments, TX’s and JetPay Payments, PA’s revenues and earnings are impacted by the volume of consumer usage of credit and debit cards. For example, JetPay Payments, TX and JetPay Payments, PA have experienced increased purchase activity during the first and second quarters due to seasonal volumes of some merchants in their portfolio. Revenues during the first and second quarters tend to increase in comparison to the remaining two quarters of JetPay Payment Services’ fiscal year on a same store basis.

JetPay Payments, FL’s has generally experienced increased revenues during the first and fourth quarters due to seasonal volumes of certain government and utility clients and their billing cycles.

JetPay HR & Payroll Services’ revenues are recognized in the period services are rendered and earned. JetPay HR & Payroll Services experiences increased revenues during the fourth and first quarters due to the processing of additional year-end tax filing requirements. Accordingly, revenues and earnings are greater in the fourth and first quarter than in the second and third quarters.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s CEO and CFO as appropriate to allow timely decisions regarding required disclosure, were effective as of June 30, 2017 to provide reasonable assurance that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended June 30, 2017 that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1	Credit Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.2	Promissory Note, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.3	Second Modification of Credit Agreement and Other Loan Documents, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.4	Security Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.5	Guaranty Agreement, dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.6	Amended and Restated Revolving Promissory Note, dated June 22, 2017, by and among JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.6 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.7	Master Equipment Lease Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.7 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:  August 11, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.2	Promissory Note, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.3	Second Modification of Credit Agreement and Other Loan Documents, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.4	Security Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.5	Guaranty Agreement, dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.6	Amended and Restated Revolving Promissory Note, dated June 22, 2017, by and among JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.6 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.7	Master Equipment Lease Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.7 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

