Form 10-Q
period 2017-09-30
JetPay Corp
filed 2017-11-09
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Yes ☐ No ☒

As of November 6, 2017, there were 15,673,534 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,207	$12,584
Restricted cash	1,904	2,129
Accounts receivable, less allowance for doubtful accounts	4,037	4,677
Settlement processing assets and funds	38,257	35,240
Prepaid expenses and other current assets	1,475	5,849
Current assets before funds held for clients	52,880	60,479
Funds held for clients	44,968	49,154
Total current assets	97,848	109,633
Property and equipment, net	3,468	2,125
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $13,549 at September 30, 2017 and $10,926 at December 31, 2016	23,467	26,090
Other assets	393	384
Total assets	$174,154	$187,210

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,862	$8,074
Accounts payable and accrued expenses	10,583	10,821
Settlement processing liabilities	38,422	35,079
Deferred revenue	296	502
Other current liabilities	50	985
Current liabilities before client fund obligations	52,213	55,461
Client fund obligations	44,968	49,154
Total current liabilities	97,181	104,615
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $426 and $339 at September 30, 2017 and December 31, 2016	12,872	13,794
Deferred income taxes	520	520
Other liabilities	980	1,228
Total liabilities	111,553	120,157

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 142,333 and 139,498 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (liquidation preference of $85,400 at September 30, 2017)	56,817	53,324

Common Stock, subject to possible redemption (1,625,000 shares at September 30, 2017 and December 31, 2016)	3,520	3,520

Stockholders’ Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 142,333 and 139,498 shares of Series A and Series A-1 redeemable convertible preferred stock at September 30, 2017 and December 31, 2016, respectively)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,873,534 and 17,737,504 issued at September 30, 2017 and December 31, 2016, respectively (which includes 1,625,000 shares subject to possible redemption at September 30, 2017 and December 31, 2016) and 15,673,534 and 17,737,504 outstanding at September 30, 2017 and December 31, 2016, respectively	18	18
Additional paid-in capital	37,851	38,778
Treasury stock, 2,200,000 shares at cost	(4,950)	-
Accumulated deficit	(30,655)	(28,587)
Total Stockholders’ Equity	2,264	10,209
Total Liabilities and Stockholders’ Equity	$174,154	$187,210

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended September 30,
	2017	2016

Processing revenues	$18,440	$15,214
Cost of processing revenues	12,855	10,199

Gross profit	5,585	5,015

Selling, general and administrative expenses	4,810	4,515
Settlement of legal matters	-	(20)
Change in fair value of contingent consideration liability	(160)	404
Amortization of intangibles	874	865
Depreciation	267	173

Operating loss	(206)	(922)

Other expenses (income)
Interest expense	281	301
Non-cash interest costs	39	11
Amortization of debt discounts	-	13
Other income	(7)	(3)

Loss before income taxes	(519)	(1,244)

Income tax expense	56	96

Net loss	(575)	(1,340)
Accretion of convertible preferred stock	(2,758)	(1,557)

Net loss applicable to common stockholders	$(3,333)	$(2,897)

Basic and diluted loss per share applicable to common stockholders	$(0.21)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	15,660,540	17,682,903

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Nine Months Ended September 30,
	2017	2016

Processing revenues	$56,159	$39,069
Cost of processing revenues	38,489	25,905

Gross profit	17,670	13,164

Selling, general and administrative expenses	14,822	12,096
Settlement of legal matters	747	6,120
Change in fair value of contingent consideration liability	(343)	234
Amortization of intangibles	2,623	2,377
Depreciation	746	540

Operating loss	(925)	(8,203)

Other expenses (income)
Interest expense	852	812
Non-cash interest costs	106	129
Amortization of debt discounts	-	151
Other income	(14)	(6)

Loss before income taxes	(1,869)	(9,289)

Income tax expense (benefit)	199	(1,378)

Net loss	(2,068)	(7,911)
Accretion of convertible preferred stock	(7,533)	(4,424)

Net loss applicable to common stockholders	$(9,601)	$(12,335)

Basic and diluted loss per share applicable to common stockholders	$(0.60)	$(0.78)

Weighted average shares outstanding:
Basic and diluted	15,974,981	15,850,088

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2016	17,737,504	$18	$38,778	$-	$(28,587)	$10,209

Common stock issued under employee stock purchase plan	91,790	-	181	-	-	181

Common shares issued as compensation	44,240	-	97	-	-	97

Common stock released from escrow to satisfy contingent consideration obligation	-	-	525	-	-	525

Repurchase of shares into treasury	-	-	-	(4,950)	-	(4,950)

Warrants issued for settlement of legal matter	-	-	373	-		373

Employee stock purchase plan expense	-	-	34	-	-	34

Stock-based compensation expense	-	-	531	-	-	531

Beneficial conversion feature on convertible preferred stock	-	-	4,865	-	-	4,865

Accretion of convertible preferred stock to redemption value	-	-	(7,533)	-	-	(7,533)

Net loss	-	-	-	-	(2,068)	(2,068)

Balance at September 30, 2017	17,873,534	$18	$37,851	$(4,950)	$(30,655)	$2,264

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(2,068)	$(7,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	746	540
Stock-based compensation	531	285
Common stock issued as compensation	97	-
Employee stock purchase plan expense	34	29
Amortization of intangibles	2,623	2,377
Non-cash interest costs	106	129
Amortization of debt discounts	-	151
Change in fair value of contingent consideration liability	(343)	234
Loss on disposal of fixed assets	110	32
Deferred income taxes	-	(1,602)
Recognition of note payable in connection with settlement of legal matter	-	1,851
Change in operating assets and liabilities:
Restricted cash	225	25
Accounts receivable	640	1,092
Settlement processing assets, funds and obligations, net	326	555
Prepaid expenses and other current assets	(576)	(276)
Other assets	(9)	4,139
Deferred revenue	(206)	(259)
Accounts payable, accrued expenses and other liabilities	132	74
Net cash provided by operating activities	2,368	1,465

Investing Activities
Net decrease in restricted cash and cash equivalents held to satisfy client fund obligations	4,186	4,397
Cash acquired in acquisition	-	519
Purchase of property and equipment	(1,591)	(615)
Investment in acquired technology	-	(351)
Proceeds on disposal of property and equipment	-	15
Net cash provided by investing activities	2,595	3,965

Financing Activities
Payments on long-term debt and capital lease obligations	(7,447)	(2,392)
Proceeds from issuance of common stock, net of issuance costs	-	64
Proceeds from issuance of common stock pursuant to employee stock purchase plan	181	47
Proceeds from notes payable	677	1,970
Proceeds from sale of preferred stock, net of issuance costs	825	2,500
Restricted cash reserve	-	(1,900)
Payment of deferred financing fees associated with new borrowings	(76)	(112)
Payment of deferred and contingent acquisition consideration	(314)	(1,386)
Net decrease in client funds obligations	(4,186)	(4,397)
Net cash used in financing activities	(10,340)	(5,606)

Net decrease in cash and cash equivalents	(5,377)	(176)

Cash and cash equivalents, beginning	12,584	5,594
Cash and cash equivalents, ending	$7,207	$5,418

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Supplement disclosure of cash flow information:
Cash paid for interest	$985	$786
Cash paid for taxes	$288	$328

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$608	$103
Promissory notes issued in connection with the settlement of legal matter	$-	$4,950
Treasury stock reclassification	$4,950	$-
Indemnification asset associated with settlement of legal matter	$-	$4,950
Issuance of warrants for settlement of legal matter	$373	$-
Beneficial conversion feature on convertible preferred stock	$4,865	$-
Accretion of convertible preferred stock	$7,533	$4,424
Release of common stock held in escrow	$525	$-

Summary of non-cash investing and financing activities:
Fair value of assets acquired	$-	$23,969
Fair value of company stock issued	$-	$(7,040)
Fair value of contingent consideration	$-	$(1,975)
Fair value of private stock purchase rights	$-	$(153)
Fair value of deferred consideration	$-	$(143)
Fair value of liabilities assumed	$-	$14,658

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of September 30, 2017. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017.

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

The Company currently operates in two business segments: the Payment Services Segment and the HR & Payroll Services Segment. The Payment Services Segment is an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The HR & Payroll Services Segment provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HCM services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

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

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including the recent sale of preferred stock, and current and future borrowings. The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs.

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

As disclosed in Note 8. Redeemable Convertible Preferred Stock, between October 11, 2013 and August 9, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (“FNB”) (the “Prior HR & Payroll Services Credit Facility”). See Note 7. Long-Term Debt, Note Payable and Capital Lease Obligations. These transactions provided approximately $14.0 million of net working capital, which the Company has used and expects to use for general working capital purposes, the payment of debt and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, between May 5, 2014 and April 13, 2017, the Company sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending December 31, 2018 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $4.8 million and estimated capital expenditures of $4.4 million, $2.3 million of which the Company expects to fund with existing available credit facilities. Additionally, there are 133,334 shares of the Company’s Series A Preferred and 9,000 shares of the Company’s Series A-1 Preferred outstanding, with an aggregate redemption value of $85.4 million. On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. On or after October 11, 2018, the fifth anniversary of the initial shares issuance, the holders of the shares of Series A Preferred issued in the initial tranche have the right to require the Company to repurchase any or all of such shares of Series A Preferred at the contractual redemption price of $600 per share or up to approximately $20.0 million. In addition, should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.35 million. While these possible redemptions are not mandatory, it is outside the control of the Company and there can be no assurance that the Series A Preferred stockholders will not exercise their redemption rights on or after October 11, 2018. The Company would explore alternative financing opportunities with its Series A Preferred stockholders should they exercise their redemption rights, including exploring alternative equity or debt investors, or pursuing the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

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

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of CollectorSolutions, Inc. and assumed approximately $1.0 million of CollectorSolutions, Inc.’s indebtedness. The 3.25 million shares of common stock issued in connection with closing, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CollectorSolutions, Inc. (the “Escrowed Shares”) and (ii) 500,000 shares placed in escrow at closing which would be released or cancelled if JetPay Payments, FL achieves certain gross profit performance targets in 2016 and 2017 (the “Earn-Out Shares”). In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the former stockholders of CollectorSolutions, Inc. in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the Merger Agreement. JetPay Payments, FL’s former stockholders may also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $961,000 at September 30, 2017 (recorded within non-current other liabilities). See Note 4. Summary of Significant Accounting Policies.

Based upon the level of gross profit performance of JetPay Payments, FL in 2016, on June 28, 2017, the Company released 250,000 Earn-Out Shares from escrow to the former shareholders of CollectorSolutions, Inc. In addition, pursuant to the merger agreement, on June 28, 2017, the Company released 587,500 Escrowed Shares held for indemnification purposes from escrow to the former shareholders of CollectorSolutions, Inc.

In connection with the acquisition, certain executives of CollectorSolutions, Inc. were provided the right to purchase through a private placement, within twelve months after closing, up to 300,000 shares of common stock in the aggregate at a price equal to the higher of $3.00 per share and the volume-weighted average closing price of the stock of the Company for the twenty consecutive trading days ending three trading days prior to closing. This stock purchase right was valued at $152,000 utilizing a Black-Sholes option pricing model and was recorded as Additional Paid-In Capital at the date of acquisition. This purchase right was not exercised prior to its expiration on June 2, 2017.

In addition, the Company granted to each former stockholder of CollectorSolutions, Inc. a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder if Flexpoint exercises its right to redeem all of its shares of Series A Preferred. In a buyback of up to 50% of the shares issued to JetPay Payments, FL’s former shareholders, the Company would purchase each share of common stock issued as transaction consideration for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The common stock issued to JetPay Payments, FL’s previous shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2017, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity section of the Consolidated Balance Sheet.

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

Unaudited pro forma results of operations for the nine months ended September 30, 2016, as if the Company and JetPay Payments, FL had been combined on January 1, 2016, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations for the nine months ended September 30, 2016 are as follows (in thousands, except for shares information):

Revenues	$46,743
Operating loss	$(7,941)
Net loss	$(7,659)
Net loss applicable to common stockholders	$(12,083)
Net loss per share applicable to common stockholders	$(0.68)

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

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for many of its clients. Clients contract with JetPay Payments, FL for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the principal obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $2.43 million and $1.98 million for the three months ended September 30, 2017 and 2016, respectively and $7.73 million and $2.71 million for the nine months ended September 30, 2017 and 2016, respectively. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $349,000 and $436,000 were recorded as of September 30, 2017 and December 31, 2016, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2016. Additionally, no indicators of impairment occurred in the nine months ended September 30, 2017. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2016. Additionally, no indicators of impairment occurred in the nine months ended September 30, 2017.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the shares of Series A Preferred and shares of Series A-1 Preferred of 16,949,152 and 1,102,041 shares of common stock, respectively, at September 30, 2017, the effect of 1,469,570 exercisable stock options granted under the Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) at September 30, 2017 and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017, have been excluded from the loss per share calculation for the three and nine months ended September 30, 2017 in that the assumed conversion of these options would be anti-dilutive. For the three and nine months ended September 30, 2016, the dilutive effect of the conversion option in the Series A Preferred and the Series A-1 Preferred of 10,310,276 and 616,500 shares of common stock, respectively, and the effect of 884,429 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at September 30, 2016 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,800	$-	$-	$1,800

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,982	$-	$-	$2,982

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$1,960	$2,915	$2,982	$1,296
Addition of JetPay Payments, FL contingent consideration	-	-	-	1,975
JetPay Payments, FL contingent consideration shares released from escrow	-	-	(525)	-
Change in fair value of JetPay Payments, TX contingent consideration	(4)	36	(58)	93
Change in fair value of JetPay Payments, PA contingent consideration	-	13	-	33
Change in fair value of JetPay Payments, FL contingent consideration	(156)	355	(285)	108
Payment of JetPay Payments, PA contingent consideration	-	-	(314)	(186)
Totals	$1,800	$3,319	$1,800	$3,319

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, is entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date), remains unchanged at September 30, 2017 as a result of this component being recorded as equity. The fair value at September 30, 2017 of the cash-based contingent consideration, valued at $0, recorded within other current liabilities, was determined using a binomial option pricing model. The following assumptions were utilized in the September 30, 2017 calculations: risk free interest rate: 1.06%; dividend yield: 0%; term of contingency of 0.24 years; and volatility: 74.1%.

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

In addition to the consideration paid upon closing of the JetPay Payments, PA acquisition, the previous unitholders were entitled to receive up to an additional $500,000 if certain net revenue goals were achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $314,000 at December 31, 2016, and $0 at September 30, 2017, with $186,000 earned and paid to the previous unitholders of JetPay Payments, PA in February 2016 and the remaining $314,000 paid on January 17, 2017.

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the previous shareholders are entitled to receive up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017 and up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1,770,000 at December 31, 2016 ($563,000 recorded within other current liabilities and $1.2 million recorded within non-current other liabilities), and $961,000 at September 30, 2017 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. Contingent consideration liability of $525,000 was reclassified to additional paid-in capital in June 2017 with 250,000 shares of common stock issued at the closing of the acquisition released from escrow as a result of the 2016 gross profit performance targets being achieved. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of September 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2017 and 2016. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

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

Note 5.   Property and Equipment, net of Accumulated Depreciation

	September 30, 2017	December 31, 2016
	(in thousands)

Leasehold improvements	$423	$417
Equipment	2,453	1,710
Furniture and fixtures	355	330
Computer software	1,242	1,230
Vehicles	245	245
Assets in progress	1,386	83
Total property and equipment	6,104	4,015
Less: accumulated depreciation	(2,636)	(1,890)
Property and equipment, net	$3,468	$2,125

Property and equipment included $702,887 and $422,167 of computer equipment as of September 30, 2017 and December 31, 2016, respectively, net of accumulated depreciation of $441,683 and $272,729 as of September 30, 2017 and December 31, 2016, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was $267,000 and $173,000 for the three months ended September 30, 2017 and 2016, respectively, and $746,000 and $540,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following

(in thousands):

	September 30, 2017	December 31, 2016
Trade accounts payable	$2,888	$3,438
ACH clearing liability	969	1,160
Accrued compensation	1,460	1,234
Accrued agent commissions	1,224	1,023
Related party payables	51	424
Other	3,991	3,542
Total	$10,583	$10,821

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, FL. See Note 12. Related Party Transactions.	$8,765	$9,371

Term loan payable to First National Bank of Pennsylvania (“FNB”), interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	5,104	6,042

Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	705	925

Credit agreement payable to Fifth Third Bank providing for a 12-month draw period through June 22, 2018 for up to $1.6 million, converting into a 36 month amortizing term note maturing June 22, 2021. The credit agreement bears interest at LIBOR plus 3% (4.25% at September 30, 2017), collateralized by the assets and equity interests of JetPay Payments, FL.	657	-

Master equipment capital lease agreement payable to Fifth Third Bank for up to $1.5 million of lease financing to JetPay Payments, FL for a 12-month draw period through September 30, 2018. Interim draws will have a term of up to 48 months and will bear interest at LIBOR plus 3% (4.25% at September 30, 2017), until termed at a fixed rate set forth in the lease agreement, collateralized by equipment.	131	-

Amended and restated revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (3.25% at September 30, 2017), maturing on June 1, 2018.	-	20

Promissory note payable to Merrick, interest rate of 12% beginning October 14, 2016 payable on the promissory note maturing on January 11, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. Paid in full on January 15, 2017.	-	5,000

Unsecured promissory note payable to stockholder, interest rate of 4% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	59	492

Capital lease obligations related to computer equipment and software at JetPay Payments, TX, interest rates of 5.55% to 8.55%, due in monthly lease payments of $30,144 in the aggregate maturing from December 2017 through April 2020 collateralized by equipment.	623	357

	16,044	22,207
Less current portion	(2,862)	(8,074)
Less unamortized deferred financing costs	(310)	(339)
	$12,872	$13,794

The FNB term loan agreement requires the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreement also contains certain annual financial covenants with which the Company was in compliance as of September 30, 2017.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matured on June 2, 2017 and was renewed to June 1, 2018 and bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of September 30, 2017. The credit agreement was amended on June 22, 2017 as provided below.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (increasing the previous revolving promissory note for $500,000 and extending maturity to June 1, 2018); and a Second Modification of Credit Agreement. The Draw/Term Note provides for a 12 month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on June 22, 2021. The Draw/Term Note bears interest at the applicable LIBOR Rate plus 3%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time. At September 30, 2017, $657,000 was outstanding against the $1.6 million Draw/Term Note.

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

The Second Modification amends and restates an original term loan to JetPay Payments, FL dated June 2, 2016 in the original amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of JetPay Payments, FL.

Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with Fifth Third Bank to provide up to $1.5 million of lease financing for point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under the Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR Rate plus 3% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. At September 30, 2017, $131,000 was outstanding against the $1.5 million lease facility.

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

Maturities of long-term debt and capital lease obligations, excluding unamortized financing costs, are as follows for the years ending September 30: 2018 – $2.9 million; 2019 – $2.9 million; 2020 – $2.7 million; 2021 – $2.6 million; 2022 – $5.0 million; and $0 thereafter.

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

On October 18, 2016, the Company amended and restated the Series A Purchase Agreement in part to facilitate the Company’s issuance and sale to Sundara of the 33,667 shares of Series A Preferred that had not yet been purchased by Flexpoint (the “Remaining Shares”). Sundara purchased the remaining 33,667 shares of Series A Preferred in a single transaction for a purchase price of $10,100,100 on October 18, 2016.

The Series A Preferred is convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. In April 2015, Flexpoint tendered to the Company a claim letter regarding an indemnification claim with respect to a previously disclosed arbitration with EarlyBirdCapital. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. As a result of the previously disclosed settlement of the Direct Air matter, see Note 11. Commitments and Contingencies, on March 23, 2017, the conversion price of Series A Preferred was further adjusted to $2.36 pursuant to the Series A Securities Purchase Agreement. Pursuant to an agreement by and among the Company, Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward upon a successful recovery of funds by the Company in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

The Series A Preferred has an initial liquidation preference of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and will rank senior to the common stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred have the right to request redemption of any shares of Series A Preferred issued at least five (5) years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred, subject to certain exceptions. The five year anniversary of the Company’s initial issuance of 33,333 shares of Series A Preferred will occur on October 11, 2018.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $2.8 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $7.5 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

On July 1, 2016, the Company issued 22,876 shares of common stock under its Employee Stock Purchase Plan and an additional 51,480 and 40,310 shares on January 5, 2017 and July 12, 2017, respectively.

On August 3, 2017, the Company issued 44,240 shares of the Company’s common stock with a fair market value of approximately $97,000, as bonus compensation to the Chief Executive Officer.

Treasury Stock

On February 15, 2017, the Company repurchased 2.2 million shares of its common stock owned by WLES, which WLES had agreed to sell in connection with the Direct Air matter as part of the WLES Settlement Agreement dated July 26, 2016. JetPay had previously repaid the $5.0MM Note due to Merrick Bank in January 2017, which WLES had agreed to indemnify as part of the WLES Settlement Agreement by agreeing to sell the 2.2 million shares to satisfy JetPay’s obligations in relation to the $5.0MM Note. As a result, no additional consideration was due to WLES in connection with the stock buyback. Effective February 15, 2017, the 2.2 million shares of JetPay common stock were placed in treasury at a cost of $4.95 million and are available for issuance.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

On July 5, 2017, the Board approved, subject to stockholder approval, the First Amendment to the Amended and Restated JetPay Corporation 2013 Stock Incentive Plan, to issue up to an additional 1,000,000 shares of its common stock as awards for a total of 4,000,000 shares of common stock available under the Plan. The First Amendment was subsequently approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders held on August 15, 2017. With the First Amendment to the Amended and Restated 2013 Plan, the Company had available 1,508,752 shares of common stock for the grant of awards as of September 30, 2017.

The Company granted options to purchase 340,000 and 505,000 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan during the nine months ended September 30, 2017 and 2016, respectively, all at an exercise price of $3.00 per share except for 250,000 options granted at $2.48 per share in May 2016, the closing price of the Company’s common stock on the date of grant. The grant date fair value of the options granted during the nine months ended September 30, 2017 and 2016 were determined to be approximately $399,000 and $552,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense was $170,000 and $121,000 for the three months ended September 30, 2017 and 2016, respectively, and $531,000 and $285,000 for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized compensation expense as of September 30, 2017 relating to non-vested common stock options was approximately $1.0 million and is expected to be recognized through 2021. During the nine months ended September 30, 2017 and 2016, no options were exercised and 95,000 and 158,334 options, respectively, were forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	-	6.25	6.25	5.75 to 6.25
Risk-free interest rate	-	1.27% to 1.31%	1.93% to 2.10%	1.27% to 1.50%
Volatility	-	59.9%	62.3% to 65.6%	58.1% to 59.9%
Dividend yield	-	0%	0%	0%

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

A summary of stock option activity for the nine months ended September 30, 2017 and the year ended December 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	905,000	2.70
Forfeited	(375,834)	3.00
Exercised	-	-
Outstanding at December 31, 2016	2,246,248	$2.89
Granted	340,000	3.00
Forfeited	(95,000)	3.00
Exercised	-	-
Outstanding at September 30, 2017	2,491,248	$2.90
Exercisable at September 30, 2017	1,469,570	$2.92

The weighted average remaining life of options outstanding at September 30, 2017 was 7.75 years. The aggregate intrinsic value of the exercisable options at September 30, 2017 was $0.

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

As of September 30, 2017, an aggregate of 300,000 shares of common stock were reserved for issuance under the Purchase Plan, of which 22,876 shares of common stock were issued on July 1, 2016, 51,480 issued on January 5, 2017 and 40,310 shares on July 12, 2017.

Note 10.    Income Taxes

The Company recorded income tax expense (benefit) of $56,000 and $96,000 for the three months ended September 30, 2017 and 2016, respectively, and $199,000 and $(1.38) million for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense (benefit) reflects the recording of federal and state income taxes. The effective tax rates were approximately (10.8)% and (7.7)% for the three months ended September 30, 2017 and 2016, respectively, and (10.7)% and 14.8% for the nine months ended September 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

As of September 30, 2016, due to the acquisition of JetPay Payments, FL and its related identifiable intangibles and the recording of an associated $1.86 million deferred tax liability, management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of taxable income created by the reversal of the book amortization of the JetPay Payments, FL fixed assets and identifiable intangible assets. Accordingly, management believes recording a partial reduction of the valuation allowance against its federal net deferred tax asset of $1.6 million is appropriate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $9.6 million at September 30, 2017 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

Note 11.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank Corporation (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintained insurance through a Chartis Insurance Policy for chargeback losses that named Merrick as the primary insured. The policy had a limit of $25.0 million and a deductible of $250,000. Merrick sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC had certain obligations to indemnify Merrick for losses realized from such chargebacks that Merrick was unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through September 30, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick required JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of September 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter, which amount was released in full to Merrick under the Merrick Settlement Agreement in July 2016, as more fully described below.

On August 7, 2013, JetPay Merchant Services, LLC (“JPMS”), then a wholly owned subsidiary of JetPay, LLC and indirect wholly-owned subsidiary of the Company, together with WLES (collectively, the “Plaintiffs”), filed suit in the United States District Court for the Northern District of Texas, Dallas Division, against Merrick, Royal Group Services, LTD, LLC and Gregory Richmond (collectively, the “Defendants”). The suit alleged that Merrick and Gregory Richmond (an agent of Royal Group Services) represented to JPMS that insurance coverage was arranged through Chartis Specialty Insurance Company to provide coverage for JPMS against potential chargeback losses related to certain of JPMS’s merchant customers, including Southern Sky Air Tours, d/b/a Direct Air. The complaint alleged several other causes of action against the Defendants, including violation of state insurance codes, negligence, fraud, breach of duty and breach of contract. Also, in August 2013, JPMS, JetPay, LLC, and JetPay ISO Services, LLC (“JetPay ISO”) filed the second amendment to a previously filed complaint against Merrick in the United States District Court for the District of Utah, adding to its initial complaint several causes of action related to actions Merrick allegedly took during JetPay, LLC’s transition to a new sponsoring bank in June 2013. Additionally, subsequent to this transition, Merrick invoiced the Company for legal fees incurred by Merrick totaling approximately $4.7 million. The Company did not believe it had a responsibility to reimburse Merrick for these legal fees and disputed these charges. Accordingly, the Company had not recorded an accrual for these legal fees as of September 30, 2016. These legal fees were eliminated as part of the Merrick Settlement Agreement, as described below.

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

As part of the Merrick Settlement Agreement, we agreed to release all claims to the $4.4 million held in reserve at Merrick. In addition, pursuant to the Merrick Settlement Agreement, we issued to Merrick a $3,850,000 note, bearing interest at a rate of 8% per annum, due December 28, 2017 (the “$3.85MM Note”) and a $5,000,000 note, bearing interest at a rate of 12% per annum, due January 11, 2017 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”) to Merrick. The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow.

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

Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the indebtedness represented by that certain promissory note, dated December 28, 2012 (the “WLES Note”), in the original principal amount of $2,331,369 issued by JetPay in favor of WLES to Merrick. In addition, WLES agreed to amend that certain promissory note, dated June 7, 2013, as amended, in the original principal amount of $491,693 issued by JetPay, LLC in favor of Trent Voigt in order to (a) extend its maturity date from September 30, 2016 to September 30, 2017 and (b) waive all interest payments for the period from September 30, 2016 to September 30, 2017. This note in favor of Mr. Voigt was paid down to $59,000 on August 30, 2017.

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

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of September 30, 2017 and has incurred legal expense of $50,000 applied against its deductible, through September 30, 2017.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

Note 12.    Related Party Transactions

JetPay HR & Payroll Services’ headquarters are located in Center Valley, Pennsylvania and consist of approximately 22,500 square feet leased from C. Nicholas Antich and Carol A. Antich. Mr. Antich is the former President of JetPay HR & Payroll Services. The rent is currently $45,163 per month. The office lease had an initial 10-year term which expired on May 31, 2016 and was extended through January 31, 2018. Rent expense under this lease was $135,489 and $135,489 for the three months ended September 30, 2017 and 2016, respectively, and $406,467 and $395,882 for the nine months ended September 30, 2017 and 2016. On October 20, 2017, the Company entered into a new lease to replace the JetPay HR & Payroll Services’ headquarters lease in Center Valley upon its termination. See Note 14. Subsequent Events.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The prior lease expired on January 31, 2016. Rent expense was $18,000 and $30,000 for the three months ended September 30, 2017 and 2016, respectively, and $42,000 and $90,000 for the nine months ended September 30, 2017 and 2016, respectively. As a part of current negotiations with Mr. Voigt regarding the property and other related matters, the Company and JT Holdings entered into an agreement to extend the lease for twelve months beginning on July 1, 2017 at a monthly rate of $6,000 plus utilities and certain other costs.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $8,100 and $67,000 for the three and nine months ended September 30, 2016, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note and related accrued interest to Merrick. See Note 11. Commitments and Contingencies.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $100 and $5,000 for the three months ended September 30, 2017 and 2016, respectively, and $41,700 and $16,000 for the nine months ended September 30, 2017 and 2016, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on September 30, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitments and Contingencies, and bore interest at an annual rate of 4% with interest expense of $4,900 and $14,700 recorded for the three and nine months ended September 30, 2016, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. This unsecured promissory note was paid down to $59,000 on August 30, 2017. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

Finally, on October 18, 2016, the Company entered into the amended and restated Series A Purchase Agreement with Flexpoint and Sundara, a Delaware limited liability company wholly-owned by Laurence L. Stone. Pursuant to the amended and restated Series A Purchase Agreement, Sundara acquired 33,667 shares of Series A Preferred for $10.1 million. In connection with the Company’s entry into the amended and restated Series A Purchase Agreement, Mr. Stone was appointed as a director of the Company by holders of Series A Preferred shares. In addition, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity controlled and majority-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $182,000 and $552,000 for the three and nine months ended September 30, 2017. In connection with the parties’ entry into the loan and security agreement, the borrowers paid LHLJ, Inc. a non-refundable closing fee of $190,000.

Note 13.    Segments

The Company currently operates in two business segments, the Payment Services Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the HR & Payroll Services Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was included in the HR & Payroll Services for the three and nine months ended September 30, 2017, and in General/Corporate, for the three and nine months ended September 30, 2016 in the tables below.

	For the Three Months Ended September 30, 2017
	Payment Services	HR & Payroll Services	General/ Corporate	Total

Processing revenues	$14,581	$3,859	$-	$18,440
Cost of processing revenues	10,806	2,049	-	12,855
Selling, general and administrative expenses	2,722	1,446	642	4,810
Change in fair value of contingent consideration liability	-	-	(160)	(160)
Amortization of intangibles and depreciation	813	327	1	1,141
Other expenses	97	208	8	313
Income (loss) before income taxes	$143	$(171)	$(491)	$(519)

	For the Three Months Ended September 30, 2016
	Payment Services	HR & Payroll Services	General/ Corporate	Total

Processing revenues	$11,823	$3,374	$17	$15,214
Cost of processing revenues	8,300	1,878	21	10,199
Selling, general and administrative expenses	2,894	1,377	244	4,515
Settlement of legal matter	(20)	-	-	(20)
Change in fair value of contingent consideration liability	-	-	404	404
Amortization of intangibles and depreciation	721	316	1	1,038
Other expenses	165	61	96	322
Loss before income taxes	$(237)	$(258)	$(749)	$(1,244)

	For the Nine Months Ended September 30, 2017
	Payment Services	HR & Payroll Services	General/ Corporate	Total

Processing revenues	$43,873	$12,286	$-	$56,159
Cost of processing revenues	32,022	6,467	-	38,489
Selling, general and administrative expenses	8,397	4,447	1,978	14,822
Settlement of legal matter	-	-	747	747
Change in fair value of contingent consideration liability	-	-	(343)	(343)
Amortization of intangibles and depreciation	2,391	975	3	3,369
Other expenses	276	634	34	944
Income (loss) before income taxes	$787	$(237)	$(2,419)	$(1,869)

Total property and equipment, net	$2,967	$471	$30	$3,468
Property and equipment additions	$2,064	$132	$3	$2,199
Intangible assets and goodwill	$56,528	$15,917	$-	$72,445
Total segment assets	$108,242	$64,867	$1,045	$174,154

	For the Nine Months Ended September 30, 2016
	Payment Services	HR & Payroll Services	General/ Corporate	Total

Processing revenues	$27,986	$11,037	$46	$39,069
Cost of processing revenues	20,062	5,764	79	25,905
Selling, general and administrative expenses	6,722	3,907	1,467	12,096
Settlement of legal matter	6,120	-	-	6,120
Change in fair value of contingent consideration liability	-	-	234	234
Amortization of intangibles and depreciation	1,918	995	4	2,917
Other expenses	476	201	409	1,086
(Loss) income before income taxes	$(7,312)	$170	$(2,147)	$(9,289)

Total property and equipment, net	$1,626	$547	$31	$2,204
Property and equipment additions	$404	$211	$-	$615
Intangible assets and goodwill	$58,724	$16,954	$-	$75,678
Total segment assets	$91,742	$64,485	$6,600	$162,827

Note 14.    Subsequent Events

On October 20, 2017, JetPay HR & Payroll Services, the Company’s wholly-owned subsidiary, entered into an office lease agreement (the “Lease”) with Brookwood Philadelphia I, LLC and Brookwood Philadelphia II, LLC to lease approximately 24,269 rentable square feet of a multi-tenant office building in Allentown, Pennsylvania (the Facility”). The Facility will house the Company’s HR & Payroll Services Segment operations. The Lease has an initial term of 10 years and 8 months from the date of occupancy planned for February 2018. Rent expense under the lease in year one is $40,448 per month with annual increases of 2.5% per annum with four months of abated rent in year one and three months of abated rent in year two of the Lease. JetPay HR & Payroll Services will not bear a prorated portion of the operating costs and taxes of the building in year one of the Lease but will be responsible for a portion of the increase in these costs over the base year amount in future years. The Lease also provides a tenant improvement allowance to cover all of the estimated leasehold improvement costs as well as a moving allowance.

Effective October 30, 2017, the board of directors (the “Board”) appointed Mr. Robert Frankfurt to fill a vacancy on the Board resulting from Fredrick S. Hammer’s resignation on August 2, 2016. Mr. Frankfurt was determined by the Board to be independent under the rules and regulations of the Nasdaq Stock Market (“NASDAQ”) and Securities and Exchange Commission (“SEC”). Mr. Frankfurt was also elected as a member and as chairman of the Audit Committee. The Board has determined that Mr. Frankfurt is an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K, and that Mr. Frankfurt is “independent” under the rules and regulations of NASDAQ and the SEC. As a result of Mr. Frankfurt’s election to the Board and the Audit Committee, the Audit Committee now consists of three members, each of whom is independent, in compliance with Listing Rule 5605(c)(2)(A).

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

We are a provider of debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: JetPay Payments, TX, which provides debit and credit card processing and ACH payment services to businesses with a focus on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings; JetPay Payments, PA, an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; JetPay Payments, FL, a debit and credit card processor specializing in providing services to government agencies and utilities; and JetPay HR & Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, and Affordable Care Act and related services to small and medium-sized employers.  We also provide prepaid card services within our HR & Payroll Segment.

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

HR & Payroll Segment

Revenues

The majority of revenues from HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In 2016, JetPay Payroll & HR Services placed a significant emphasis on providing additional human capital management services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to employers with fifty (50) or more employees. JetPay anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenue from its human capital management, Affordable Care Act and time and attendance services.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following tables represent a comparison of the results of our operations for the three month periods ended September 30, 2017 and September 30, 2016 (in thousands):

	For the Three Months Ended September 30, 2017
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Processing revenues	$18,440	$-	$3,859	$14,581
Cost of processing revenues	12,855	-	2,049	10,806
Gross profit	5,585	-	1,810	3,775
Selling, general, and administrative expenses	4,810	642	1,446	2,722
Settlement of legal matter	-	-	-	-
Change in fair value of contingent consideration liability	(160)	(160)	-	-
Amortization of intangibles	874	-	259	615
Depreciation	267	1	68	198
Operating (loss) income	(206)	(483)	37	240
Interest expense	281	2	182	97
Amortization of debt discounts and non-cash interest costs	39	6	26	7
Other income	(7)	-	-	(7)
(Loss) income before taxes	(519)	(491)	(171)	143
Income tax expense	56	-	-	56
Net (loss) income	(575)	(491)	(171)	87
Accretion of convertible preferred stock	(2,758)	(2,758)	-	-
Net (loss) income applicable to common stockholders	$(3,333)	$(3,249)	$(171)	$87

	For the Three Months Ended September 30, 2016
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Processing revenues	$15,214	$17	$3,374	$11,823
Cost of processing revenues	10,199	21	1,878	8,300
Gross profit (loss)	5,015	(4)	1,496	3,523
Selling, general, and administrative expenses	4,515	244	1,377	2,894
Settlement of legal matter	(20)	-	-	(20)
Change in fair value of contingent consideration liability	404	404	-	-
Amortization of intangibles	865	-	259	606
Depreciation	173	1	57	115
Operating loss	(922)	(653)	(197)	(72)
Interest expense	301	76	58	167
Amortization of debt discounts and non-cash interest costs	24	20	4	-
Other expense	(3)	-	(1)	(2)
Loss before taxes	(1,244)	(749)	(258)	(237)
Income tax expense	96	-	11	85
Net loss	(1,340)	(749)	(269)	(322)
Accretion of convertible preferred stock	(1,557)	(1,557)	-	-
Net loss applicable to common stockholders	$(2,897)	$(2,306)	$(269)	$(322)

Revenues

Revenues were $18.4 million and $15.2 million for the three months ended September 30, 2017 and 2016, respectively. Overall revenues increased $3.2 million, or 21.2%, in 2017 as compared to 2016. Of the $18.4 million of revenues for the three months ended September 30, 2017, $3.9 million, or 20.9%, was generated from our HR & Payroll Segment and $14.6 million, or 79.1%, from our Payment Services Segment. Of the $15.2 million of revenues for the three months ended September 30, 2016, $3.4 million, or 22%, was generated from our HR & Payroll Segment and $11.8 million, or 78%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $2.8 million, or 23.3%, for the three months ended September 30, 2017 as compared to 2016. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in our Discount for Cash product. JetPay Payments, FL, our Government and Utilities payment operation acquired in June 2016, provided $5.3 million of revenues in 2017 as compared to $4.6 million for the same period in 2016.

HR & Payroll Segment’s revenues increased $485,000, or 14.4%, for the three months ended September 30, 2017 as compared to the same period in 2016. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services introduced in 2015.

Cost of Processing Revenues

Cost of revenues were $12.9 million, or 69.7% of revenues, and $10.2 million, or 67.0% of revenues, for the three months ended September 30, 2017 and 2016, respectively. Of the $12.9 million cost of revenues for the three months ended September 30, 2017, $2.1 million, or 15.9%, related to our HR & Payroll Segment, and $10.8 million, or 84.1%, related to our Payment Services Segment. Of the $10.2 million cost of revenues for the three months ended September 30, 2016, $1.9 million, or 18.5%, related to our HR & Payroll Segment and $8.3 million, or 81.5%, related to our Payment Services Segment.

The cost of processing revenues within the Payment Services Segment increased $2.5 million, or 30.2%, increasing from 70.2% of revenues in 2016 to 74.1% of revenues in 2017. The increase in cost of processing revenues was primarily related to the growth in our Payment Services Segment revenues, as well as stronger growth in lower-margin business including our Government and Utilities sector. Cost of processing revenues was also impacted by increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment decreased slightly from 29.8% in the three months ended September 30, 2016 to 25.9% for the same period in 2017 largely as a result of a larger increase in lower-margin third party ISO revenues, as well as by the impact of the lower margin Government and Utilities revenues (due to interchange being included in cost of goods sold for many of the JetPay Payment Services, FL merchants) and the continued investments made in technology professionals.

The cost of processing revenues within our HR & Payroll Segment increased $171,000, decreasing as a percentage of revenues from 55.7% in 2016 to 53.1% in 2017 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this decrease in costs of processing revenues as a percentage of revenues was an increase in gross profit margin within our HR & Payroll Segment from 44.3% in the three months ended September 30, 2016 to 46.9% for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $4.8 million, or 26.1% of revenues, for the three months ended September 30, 2017 as compared to $4.5 million, or 29.7% of revenues, for the same period in 2016.

SG&A expenses within the Payment Services Segment decreased from $2.9 million or 24.5% of revenues in 2016, to $2.7 million, or 18.7% of revenues in 2017. The decrease was largely the result of decrease in legal fees related to resolved legacy matters and controlling spending while increasing revenues at each divisional site within the segment.

SG&A expenses within our HR & Payroll Segment increased from $1.4 million in 2016 to $1.5 million in 2017, an increase of approximately $69,000, or 5.0%, while decreasing as a percentage of revenues from 40.8% in 2016 to 37.5% in 2017. The increase in expense is largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $642,000 for the three months ended September 30, 2017, including the benefit of $450,000 of management fees received from the Company’s operating divisions as compared to corporate SG&A expenses of $244,000 in the same period of 2016, including the benefit of $630,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended September 30, 2017 included non-cash stock-based compensation expense of $170,000 as compared to $121,000 for the same period in 2016.

Depreciation and Amortization

Depreciation and amortization totaled $1.1 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to increased depreciation expense on 2016 and 2017 capital expenditures and the amortization of JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 was $281,000 and $301,000, respectively. The decrease in interest expense in 2017 was primarily related to notes issued to Merrick on July 2016, being paid in full in previous quarters, partially offset by interest payments on the new financings with Fifth Third Bank in June 2017 for software development and equipment purchases and the refinancing of certain debt in October 2016 at higher interest rates.

Income Taxes

The Company recorded income tax (benefit) expense of $56,000 and $96,000 for the three months ended September 30, 2017 and 2016, respectively. Income tax expense reflects the recording of state income taxes. The effective tax rates were approximately (10.8)% and (7.7)% for the three months ended September 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following tables represent a comparison of the results of our operations for the nine month periods ended September 30, 2017 and September 30, 2016 (in thousands):

	For the Nine Months Ended September 30, 2017
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Processing revenues	$56,159	$-	$12,286	$43,873
Cost of processing revenues	38,489	-	6,467	32,022
Gross profit	17,670	-	5,819	11,851
Selling, general, and administrative expenses	14,822	1,978	4,447	8,397
Settlement of a legal matter	747	747	-	-
Change in fair value of contingent consideration liability	(343)	(343)	-	-
Amortization of intangibles	2,623	-	778	1,845
Depreciation	746	3	197	546
Operating (loss) income	(925)	(2,385)	397	1,063
Interest expense	852	18	552	282
Amortization of debt discounts and non-cash interest costs	106	16	82	8
Other income	(14)	-	-	(14)
(Loss) income before taxes	(1,869)	(2,419)	(237)	787
Income tax expense	199	-	8	191
Net (loss) income	(2,068)	(2,419)	(245)	596
Accretion of convertible preferred stock	(7,533)	(7,533)	-	-
Net (loss) income applicable to common stockholders	$(9,601)	$(9,952)	$(245)	$596

	For the Nine Months Ended September 30, 2016
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Processing revenues	$39,069	$46	$11,037	$27,986
Cost of processing revenues	25,905	79	5,764	20,062
Gross profit (loss)	13,164	(33)	5,273	7,924
Selling, general, and administrative expenses	12,096	1,467	3,907	6,722
Settlement of legal matter	6,120	-	-	6,120
Change in fair value of contingent consideration liability	234	234	-	-
Amortization of intangibles	2,377	-	778	1,599
Depreciation	540	4	217	319
Operating (loss) income	(8,203)	(1,738)	371	(6,836)
Interest expense	812	145	186	481
Amortization of debt discounts and non-cash interest costs	280	264	16	-
Other income	(6)	-	(1)	(5)
(Loss) income before taxes	(9,289)	(2,147)	170	(7,312)
Income tax (benefit) expense	(1,378)	(1,602)	34	190
Net (loss) income	(7,911)	(545)	136	(7,502)
Accretion of convertible preferred stock	(4,424)	(4,424)	-	-
Net (loss) income applicable to common stockholders	$(12,335)	$(4,969)	$136	$(7,502)

Revenues

Revenues were $56.2 million and $39.1 million for the nine months ended September 30, 2017 and 2016, respectively. Overall revenues increased $17.1 million, or 43.7%, in 2017 as compared to 2016. Of the $56.2 million of revenues for the nine months ended September 30, 2017, $12.3 million, or 21.9%, was generated from our HR & Payroll Segment and $43.9 million, or 78.1%, from our Payment Services Segment. Of the $39.1 million of revenues for the nine months ended September 30, 2016, $11.1 million, or 28.0%, was generated from our HR & Payroll Segment and $28.0 million, or 72.0%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $15.9 million, or 56.8%, for the nine months ended September 30, 2017 as compared to 2016. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in our Discount for Cash product. JetPay Payments, FL, our Government and Utilities payment operation acquired in June 2016, provided $16.6 million of revenues in 2017 as compared to $6.2 million the same period in 2016.

HR & Payroll Segment’s revenues increased $1.2 million, or 11.3%, for the nine months ended September 30, 2017 as compared to the same period in 2016. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services introduced in 2015.

Cost of Processing Revenues

Cost of revenues were $38.5 million, or 68.5% of revenues, and $25.9 million, or 66.3% of revenues, for the nine months ended September 30, 2017 and 2016, respectively. Of the $38.5 million cost of revenues for the nine months ended September 30, 2017, $6.5 million, or 16.8%, related to our HR & Payroll Segment, and $32.0 million, or 83.2%, related to our Payment Services Segment. Of the $25.9 million cost of revenues for the nine months ended September 30, 2016, $5.8 million, or 22.0%, related to our HR & Payroll Segment and $20.1 million, or 78.0%, related to our Payment Services Segment.

The cost of processing revenues within the Payment Services Segment increased $12.0 million, or 59.6%, increasing from 71.7% of revenues in 2016 to 73.0% of revenues in 2017. The increase in cost of processing revenues was primarily related to the growth in our Payment Services Segment revenues, including the acquisition of JetPay Payments, FL. Cost of processing revenues was also impacted by increased card association and other direct processing costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment decreased slightly from 28.3% in the nine months ended September 30, 2016 to 27.0% for the same period in 2017 largely as a result the impact of lower margin JetPay Payments, FL revenues and the continued investments made in technology professionals.

The cost of processing revenues within the HR & Payroll Segment increased $703,000, or 12.2%, increasing slightly as a percentage of revenues from 52.2% in 2016 to 52.6% in 2017 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in costs of processing revenues as a percentage of revenues was a slight decrease in gross profit margin within our HR & Payroll Segment from 47.8% in the nine months ended September 30, 2016 to 47.4% for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.8 million, or 26.4% of revenues, for the nine months ended September 30, 2017 as compared to $12.1 million, or 31.0% of revenues, for the same period in 2016.

SG&A expenses within the Payment Services Segment increased from $6.7 million, or 24.0% of revenues in 2016, to $8.4 million, or 19.1% of revenues in 2017. This increase was largely the result of SG&A expenses related to JetPay Payments, FL of $2.7 million and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $3.9 million, or 35.4% of revenues in 2016 to $4.4 million, or 36.2% of revenues in 2017, an increase of approximately $540,000, or 13.8%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $2.0 million for the nine months ended September 30, 2017, including $1.35 million of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $1.5 million in the same period of 2016, including $1.6 million of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the nine months ended September 30, 2017 included non-cash stock-based compensation expense of $531,000 as compared to $285,000 for the same period in 2016.

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

Settlement of Legal Matter charge in 2016 of $6.12 million reflects the Company’s loss based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’ agreement to transfer to Merrick the WLES Note (recorded at $2,036,511 at September 30, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note, less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $300,000 representing the estimated value of the issuance of warrants to WLES on February 15, 2017 as described in the WLES Settlement Agreement.

Depreciation and Amortization

Depreciation and amortization totaled $3.4 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to increased depreciation expense on 2016 and 2017 capital expenditures and the amortization of JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the nine months ended September 30, 2017 and 2016 was $852,000 and $812,000, respectively. The increase in interest expense in 2017 was primarily related to interest payments on the Fifth Third Bank term note issued on June 2, 2016 in connection with our acquisition of JetPay Payments, FL, notes issued to Merrick on July 26, 2016, and the refinancing of certain debt in October 2016 at higher interest rates.

Income Taxes

The Company recorded income tax (benefit) expense of $199,000 and $(1.38) million for the nine months ended September 30, 2017 and 2016, respectively. Income tax (benefit) expense reflects the recording of state income taxes. The effective tax rates were approximately (10.7)% and 14.8% for the nine months ended September 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents were $7.2 million at September 30, 2017, excluding $1.9 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity, was 20% and 25% at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had working capital, excluding funds held for clients and client funds obligations, of $667,000.

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including the recent sale of preferred stock, and current and future borrowings. The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs.

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

As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, we sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (f/k/a Metro Bank) (“FNB”) (the “Prior JetPay HR & Payroll Services Credit Facility”). See Note 7. Long-Term debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, as disclosed in Note 9. Stockholders’ Equity, from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures, including equipment financed through capital leases, were $877,000 and $310,000 for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $718,000 for the nine months ended September 30 2017, and 2016, respectively. We currently estimate capital expenditures, including equipment potentially financed through capital leases, for all of our ongoing operations, including the Payment Services Segment and HR & Payroll Services Segment, at approximately $800,000 to $1.2 million for the remainder of 2017, principally related to technology improvements and the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms and to purchase point-of-sale equipment as required under certain customer contracts. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending December 31, 2018 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $4.8 million and estimated capital expenditures of $4.4 million, $2.3 million of which the Company expects to fund with existing available credit facilities. Additionally, there are 133,334 shares of the Company’s Series A Preferred and 9,000 shares of the Company’s Series A-1 Preferred outstanding, with an aggregate redemption value of $85.4 million. On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. On or after October 11, 2018, the fifth anniversary of the initial shares issuance, the holders of the shares of Series A Preferred issued in the initial tranche have the right to require the Company to repurchase any or all of such shares of Series A Preferred at the contractual redemption price of $600 per share or up to approximately $20.0 million. In addition, should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.35 million. While these possible redemptions are not mandatory, it is outside the control of the Company and there can be no assurance that the Series A Preferred stockholders will not exercise their redemption rights on or after October 11, 2018. The Company would explore alternative financing opportunities with its Series A Preferred stockholders should they exercise their redemption rights, including exploring alternative equity or debt investors, or pursuing the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

Debt Capitalization and Other Financing Arrangements

At September 30, 2017, we had borrowings of approximately $15.7 million net of unamortized deferred financing costs of $310,000.

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

JetPay Payments, PA, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement on November 7, 2014 with FNB (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $5.1 million at September 30, 2017. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On June 2, 2016, in connection with the closing of the JetPay Payments, FL acquisition, JetPay Payments, FL and the Company entered into a credit agreement with Fifth Third Bank. In connection with the credit agreement, JetPay Payments, FL issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of JetPay Payments, FL in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note as amended on June 22, 2017 (as described below), matures on June 2, 2018, and the bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are secured by the assets of JetPay Payments, FL and guaranteed by JetPay. On March 23, 2016 and June 22, 2017, the Company entered into a Modification of Credit Agreement and Other Loan Documents that amended the definition of “fixed charge coverage ratio” to account for expected capital expenditures with respect to the Company’s “Magic Platform.” The credit agreement contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, which the Company was in compliance as of September 30, 2017.

On June 22, 2017, JetPay Payments, FL entered into another credit agreement (the “Credit Agreement”) with Fifth Third Bank, which provides a $1,600,000 Draw/Term Note to finance software integration costs, an Amended and Restated Revolving Promissory Note for $1,000,000 (increased from a previous revolving promissory note for $500,000), and a Second Modification of Credit Agreement. At September 30, 2017, $657,000 was outstanding against the $1.6 million Draw/Term Note.

The Draw/Term Note provides for a twelve (12) month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan, which matures on June 22, 2021. The Draw/Term Note bears interest at the applicable LIBOR Rate plus 3%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time.

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

The Second Modification amends and restates the original term loan to JetPay Payments, FL dated June 2, 2016 in the original principal amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of Borrower. Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with the Lender to provide up to $1.5 million of lease financing for certain point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR Rate plus 3% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. At September 30, 2017, $131,000 was outstanding against the $1.5 million lease facility. The Term Notes, the Revolving Note and the Master Lease Agreement are guaranteed by JetPay Corporation pursuant to a guaranty dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank in respect of the Term Notes and Master Lease Agreement and the guaranty, dated June 22, 2017, by and between the JetPay Corporation and Lender in respect of the Revolving Note (collectively, the “Guaranty Agreements”). The Guaranty Agreement requires that the Company maintain a $2,000,000 minimum liquidity level while there outstanding amounts owed under the various credit arrangements.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”). The underlying promissory note bears interest at 8%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of December 31, 2016. The principal balance of this term loan was $8.77 million at September 30, 2017.

A portion of the proceeds of the LHLJ Debt Investment was used to simultaneously satisfy the remaining balance of $4.175 million outstanding under the Prior JetPay HR & Payroll Services Credit Facility. In connection with the satisfaction of the Borrowers’ obligations under the Prior JetPay HR & Payroll Services Credit Facility, JetPay Payments, PA, JetPay HR & Payroll Services, the Company and FNB entered into an amendment to the JetPay Payments, PA Credit Facility to release JetPay HR & Payroll Services’ guaranty of the obligations of JetPay Payments, PA under the JetPay Payments, PA Credit Facility and to eliminate provisions relating to the cross-collateralization.

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

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, we incurred (i) $95,000 of deferred financing fees related to the issuance of the promissory notes and (ii) $16,600 of deferred financing fees related to JetPay Payments, FL’s term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement. Unamortized deferred financing costs were $310,000 at September 30, 2017.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of September 30, 2017 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2017, excluding fair value and conversion option debt discounts and the effect of the refinancing subsequent to September 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Contractual obligations (1)
Long-term debt and capital lease obligations (1)	$16,044	$2,862	$5,648	$7,534	$-
Minimum operating lease payments (2)	496	459	37	-	-
Total	$16,540	$3,321	$5,685	$7,534	$-

	Amounts Expiring Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Other Commercial Commitments
Standby letters of credit (3)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $1.0 million.
(2)	Minimum operating lease payments excludes contractual obligation related to a lease entered into on October 20, 2017 for approximately 24,269 square feet of space to replace the current HR & Payroll Services’ Center Valley, PA facility. Contractual obligations related to this new lease are as follows for the years ending September 30: 2018 –$121,000; 2019 – $368,000; 2020 – $505,000; 2021 – $517,000; 2022 – $530,000; and $3.5 million thereafter.
(3)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $2.37 million for the nine months ended September 30, 2017. Cash used in operating activities in this period was primarily due to a net loss of $2.1 million, an increase in prepaid expenses and other current assets of $576,000, an increase in deferred revenue of $206,000, and a change in fair value of contingent consideration liability of $343,000, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets, non-cash interest costs and loss on the disposal of fixed assets of $3.6 million, stock based compensation expenses of $565,000, common stock issued as compensation of $97,000, a decrease in accounts receivable of $640,000, a net decrease in settlement processing assets and liabilities of $326,000, and an increase of $216,000 in restricted cash and other assets.

Net cash provided by operating activities totaled $1.5 million for the nine months ended September 30, 2016. Cash used in operating activities in this period was primarily due to a net loss of $7.9 million, an increase in prepaid expenses and other assets of $276,000, an increase in deferred income tax liability of $1.6 million, and a decrease in deferred revenue of $259,000, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets, deferred financing fees and debt discounts and conversion options of $3.2 million, a change in fair value of contingent consideration liability of $234,000, stock based compensation expenses of $285,000, recognition of a note payable in connection with the settlement of a legal matter of $1.85 million, a decrease in other assets of $4.1 million, a decrease in accounts receivable of $1.1 million, a net decrease in settlement processing assets and liabilities of $555,000, and an increase in accounts payable, accrued expenses, and other liabilities of $74,000.

Investing Activities. Cash provided by investing activities totaled $2.6 million for the nine months ended September 30, 2017, including a decrease of $4.2 million in restricted cash and equivalents held to satisfy client obligations, partially offset by the purchases of property and equipment of $1.6 million.

Cash provided by investing activities totaled $4.0 million for the nine months ended September 30, 2016, including a decrease of $4.4 million in restricted cash and equivalents held to satisfy client obligations and cash acquired in the JetPay Payments, FL acquisition of $519,000, all partially offset by the purchase of property and equipment of $615,000 and an investment in acquired JetPay Payments, FL technology of $351,000.

Financing Activities. Cash used in financing activities totaled $10.3 million for the nine months ended September 30, 2017, which included a decrease of $4.1 million in client fund obligations, $7.4 million of cash used for payments on long-term debt, and payment of deferred and contingent acquisition consideration of $314,000, partially offset by proceeds from notes payable of $677,000, and issuance of common stock and sale of preferred stock of $1.0 million.

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

Seasonality

The Payment Services segment has generally experienced increased revenues during the first and second quarters due to seasonal volumes of certain merchants, including vacation, travel, and government and utility clients and their billing cycles, with the government and utilities also providing some seasonality with increased revenues in the fourth quarter.

HR & Payroll Services Segment’s revenues are recognized in the period services are rendered and earned. The HR & Payroll Services Segment’s experiences increased revenues during the first and fourth quarters due to the processing of additional year-end tax filing requirements. Accordingly, revenues and earnings are greater in the first and fourth quarter than in the second and third quarters.

Effects of Inflation

The Payment Services Segment’s and HR & Payroll Services Segment’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to processing revenues. While these can be positive or negative, since a portion of Payment Services Segment’s revenues are derived as a percentage of dollar volume processed, Payment Services Segment’s revenues will generally rise when inflation rises. Additionally, the HR & Payroll Services Segment’s revenues include the interest earned on the funds held for clients’ investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company. As a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s CEO and CFO as appropriate to allow timely decisions regarding required disclosure, were effective as of September 30, 2017 to provide reasonable assurance that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended September 30, 2017 that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1**	Lease, dated October 20, 2017, by and between Brookwood Philadelphia I, LLC, Brookwood Philadelphia II, LLC and JetPay HR & Payroll Services, Inc.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

DATE:	November 9, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1**	Lease, dated October 20, 2017, by and between Brookwood Philadelphia I, LLC, Brookwood Philadelphia II, LLC and JetPay HR & Payroll Services, Inc.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

