Form 10-K
period 2017-12-31
JetPay Corp
filed 2018-03-28
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to .________

Commission File Number 001-35170

Jetpay Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	90-0632274 (I.R.S. Employer Identification No.)

7450 Tilghman Street, Allentown, PA 18106

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $20.9 million based on the number of shares held by non-affiliates as of June 30, 2017, and the last reported sale price of the registrant’s common stock on June 30, 2017.

As of March 26, 2018, the latest practicable date, 15,408,772 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

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

PART I.

Item 1. Business

Introduction

We are a provider of payment services, including debit and credit card processing, payroll and human capital management services (“HCM services”) and card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: (i) JetPay Payment Services, TX, LLC, formerly JetPay, LLC ( “JetPay Payments, TX”), a full service, front-end and back-end processor specializing in e-Commerce, Mobile, and custom payment processing; (ii) JetPay Payment Services, PA, LLC, formerly ACI Merchant Systems, LLC (“JetPay Payments, PA”), an independent sales organization (“ISO”) specializing in relationships with banks, credit unions, and other financial institutions, as well as industry association relationships, which provides debit and credit card processing and Automated Clearing House (“ACH”) payment services to small and medium-sized businesses, as well as large entities who process internet transactions and recurring billings; (iii) JetPay Payment Services, FL, LLC, formerly CollectorSolutions, LLC (“JetPay Payments, FL”), a payment service provider that specializes in government, utility, and non-profit payments and the provider of MAGIC®, a payments gateway that provides real-time integrated solutions to merchants within its verticals; and (iv) JetPay HR & Payroll Services, Inc., formerly A.D. Computer Corporation (“JetPay HR & Payroll”), which provides HCM services including, payroll, tax filing, time and attendance, HR services, services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and other related services to small and medium-sized employers. Our principal executive offices are located at 7450 Tilghman Street, Allentown, PA, 18106, and our telephone number is (610) 797-9500. Our website is located at www.jetpay.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this Annual Report on Form 10-K.

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

Since our incorporation, we have grown our business through organic growth and acquisitions. On December 28, 2012, we completed the acquisitions of JetPay HR & Payroll and JetPay Payments, TX. On November 7, 2014, we completed the acquisition of JetPay Payments, PA. Additionally, on June 2, 2016, we completed the acquisition of JetPay Payments, FL.

Payment Services Segment

Company Background and History

JetPay Payments, TX, JetPay Payments, PA, and JetPay Payments, FL operate within our Payment Services Segment. Our Payment Services Segment represented over $58.7 million in annual revenues in 2017 and approximately 10,830 end-use customers. In this Annual Report on Form 10-K, we sometimes refer to JetPay Payments, TX, JetPay Payments, PA and JetPay Payments, FL, collectively, as “JetPay Payment Services.”

JetPay Payments, TX is a full end-to-end processor with direct connections for authorization and settlement to all major networks enabling it to provide debit and credit card “processing-only” services directly to merchants and ISOs, full debit and credit card acceptance services to merchants and full merchant services to independent sales agents and ISOs, Value Added Resellers (“VARs”), and Independent Software Vendors (“ISVs”), as well as ACH services to its customers. JetPay Payments, TX is one of fewer than approximately a dozen United States processors that connect directly to the card networks (e.g., Visa, MasterCard, Discover, American Express, etc.) for both authorization as well as clearing and settlement services providing end-to-end processing. JetPay Payments, TX provides cost-effective, customized solutions to its customers. JetPay Payments, TX has a specific strength in Internet and Card-Not-Present transactions, the fastest-growing segment in the industry. JetPay Payments, TX had approximately $25.7 million in revenues in 2017 and approximately 5,600 end-use customers. JetPay Payments, TX’s principal executive offices are located at 3361 Boyington Drive, Suite 180, Carrollton, Texas, 75006, and its telephone number is (972) 503-8900.

JetPay Payments, PA is an ISO specializing in strategic partnerships and relationships with banks, credit unions, and other financial institutions, as well as industry association relationships. JetPay Payments, PA had approximately $10.4 million in revenues in 2017, and approximately 4,900 end-use customers. JetPay Payments, PA’s principal executive offices are located at 136 East Watson Avenue, Langhorne, PA, 19047, and its telephone number is (215) 741-6970.

JetPay Payments, FL specializes in providing debit and credit card processing services to government agencies and utilities. JetPay Payments, FL delivers these high-quality products and services through MAGIC ®, a user-friendly gateway and reporting system that enables all users to easily integrate data and real-time reporting. JetPay Payments, FL services several hundred state and local government agencies and utilities throughout the United States. JetPay Payments, FL had approximately $22.6 million in 2017, with approximately 330 end-use customers. JetPay Payments, FL’s principal executive offices are located at 316 S Baylen Street, Suite 5900, Pensacola, FL, 32502, and its telephone number is (850) 858-3300.

All three Payment Services Segment companies provide us with the ability to cross-market our payroll services and our prepaid card services to our customer base.

The Payment Services Segment provides a wide array of transaction processing services, including:

•	debit and credit card processing to merchants;
•	front and back-end processing;
•	debit and credit card processing for banks and credit unions;
•	wholesale debit and credit card processing to ISOs, VARs, Payment Facilitators (“PayFacs”), and ISVs;
•	specialized and secure card processing for internet transactions;
•	a unique gateway, MAGIC ®, that provides full electronic bill presentment and payment for governments and utilities;
•	mobile payments through our MyMobileMoney ® product;
•	end-to-end encryption and tokenization;
•	specialized card processing for recurring bill payments;
•	high speed network and authorization;

•	ACH processing to merchants;
•	batch processing;
•	gift cards;
•	fraud protection; and
•	the ability to adapt to virtually any website or payment application.

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

JetPay, through its Payment Services Segment, can interface with its customers using virtually any device or access point in the market, including but not limited to the following:

•	electronic terminals;
•	personal computers (“PCs”);
•	electronic cash registers;
•	point of sale systems;
•	Internet gateways;
•	merchant host interfaces; and
•	mobile devices.

Geographical Financial Information

JetPay Payment Services processes transactions for customers throughout the United States and in Canada. We also authorize transactions for a select number of international customers.

Marketing and Sales

JetPay Payment Services has a combined marketing and sales force. While we focus on ISVs (integrated software vendors), and more recently PayFacs, we also sell directly to merchant and processing customers, as well as indirectly through our ISO and VAR customers. Our direct sales force focuses on select verticals where we have a significant technology advantage, including web developers, internet retailers, recurring billers, ISVs, technology servicers, travel companies and others. JetPay Payment Services also recruits ISOs, VARs and PayFacs, especially where we can provide unique product or technology solutions. We also focus on the customers of our financial institution and association clients, which tend to be more card-present retailers, and have a strong presence in the government and utility segments. We also receive significant referral opportunities.

JetPay’s marketing efforts involve:

•	print advertising in trade and consumer publications;
•	Internet advertising, including viral and social network marketing campaigns;
•	select radio advertising;
•	trade show and conference exhibits; and
•	bulletins featuring new products and product features.

Independent Sales Organizations

Our Payment Services Segment has approximately 200 ISOs, VARs, ISVs, financial institutions, referral partners and agent customers who sell on its behalf to traditional retailers, specialty retailers, internet retailers, service companies, technology companies, government organizations, and others. Through these ISOs, VARs, ISVs, and financial institutions, there are more than 97,474 merchants on JetPay Payment Services’ payment processing system, including merchants for whom we provide processing-only services.

Competition

Competitors of JetPay Payment Services include financial institutions, subsidiaries of financial institutions, and well-established payment processing companies, including TSYS, Bank of America Merchant Services, Chase Paymentech (a subsidiary of Chase Bank), Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, WoldPay and Global Payments, Inc., among others.

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. We believe that the proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments have led to a highly competitive and specialized industry.

The payment processing industry has approximately 3,000 ISOs; however, fewer than 15 of those companies actually process transactions directly to the card networks, which include generating the authorization, clearing the transaction, and settling the funds to the merchant. In addition, only approximately a dozen companies handle both the front-end and back-end functions. Front-end processors perform the authorization in real-time and back-end processors perform the clearing to the card issuers and settlement to merchants every day. JetPay’s processing systems handle both front-end and back-end processing, which gives us a competitive advantage over ISOs and other parties who must purchase these services from a company like JetPay.

The barrier to entry to produce a new payment processing system is high. The time and investment to develop and implement a processing system are very significant and once the system is functional it has an immediate cost that requires substantial transaction volume for the processor to recoup its investment.

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

Material Customers

JetPay Payment Services’ two largest customers represented 11.7% and 8.4% individually, or 20.1% combined of JetPay’s consolidated revenues of $76.0 million for the year ended December 31, 2017. Loss of either of these customers could have a material adverse effect on the results of operations of JetPay Payment Services and the Company.

JetPay HR & Payroll Services Business

Company Background and History

JetPay HR & Payroll Services began as a full-service payroll processor, providing payroll accounting, paychecks, and direct deposit primarily to customers in eastern Pennsylvania (the “Lehigh Valley”). In 1990, JetPay HR & Payroll Services added the services of collecting and filing payroll taxes with the development of Payroll Tax Filing Services, Inc. (“PTFS”). Over the last two years, JetPay HR & Payroll Services has transitioned into a full-service provider of HCM services, including time and attendance, HR services, and Affordable Care Act services. These new services accounted for 18.2% of JetPay HR & Payroll Services’ revenues in 2017. JetPay HR & Payroll Services has a scalable processing platform that can handle significant growth with modest incremental costs. It also has specific expertise in calculating, collecting and filing local taxes. JetPay HR & Payroll Services currently has approximately 5,420 customers and $17.3 million in revenues for the year ended December 31, 2017, as well as an average of $42.5 million in client-held funds with respect to average monthly payroll tax filings. JetPay HR & Payroll Services’ principal executive offices are located at 7450 Tilghman Street, Allentown, Pennsylvania 18106, and its telephone number is (610) 797-9500.

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

JetPay HR & Payroll Services has more than 46 years of experience in providing secure, on-time payroll processing services to its clients. We have a secure system built on highly scalable architecture software that can interface with rapidly changing client requirements to provide competitive marketplace advantage. JetPay HR & Payroll Services provides payroll and tax filing solutions that meet the requirements of customers who employ anywhere from one employee to thousands of employees through a flexible, multi-input interface that can accept paper, fax, web, or direct transmission of payroll information in a highly secure solution.

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

JetPay HR & Payroll Services’ marketing efforts include:

•	print advertising in trade and business publications;

•	Internet advertising and select radio advertising;
•	Cross-sales to customers of our payments processing merchant and financial institution customers;
•	trade show and conference exhibits; and
•	bulletins featuring new products and product features.

Sales

JetPay HR & Payroll Services focuses its marketing efforts in the Lehigh Valley and Philadelphia suburbs and their surrounding counties and sells directly to its customers. JetPay HR & Payroll Services has also begun to market its payroll processing service nationally and increase its cross-selling efforts with the customers of JetPay Payment Services. A significant part of its sales success comes in the form of its large referral network, which includes current customers, accounting firms, law firms, financial institutions, insurance brokers, and others.

Competition

The payroll processing services industry is highly competitive, with services provided by outsourced providers like us, but also accounting firms and self-service options. Overall the industry operates in three sectors: (i) large national full-service payroll providers, (ii) online self-service providers, and (iii) numerous much smaller national, regional, local and on-line providers. Large national payroll service firms such as ADP, Paychex, Paylocity, PayCom, WorkDay, Ultimate Software, Ceridian, and Intuit have a combined revenue market share of approximately 50%. JetPay HR & Payroll Services competes within all three segments of the payroll processing industry.

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

Competition

Our overall business strategy is to provide payment services to businesses and their employees, especially businesses who require internet processing or processing of recurring billings. Our JetPay Payment Services and JetPay HR & Payroll Services operations face significant competition as described above under the applicable “Competition” headings in this section of this Annual Report on Form 10-K.

We may acquire additional organizations within these markets in the future, as well as companies that provide complementary or ancillary services. In identifying, evaluating and selecting these potential target businesses, we may encounter intense competition from other entities having a business objective similar to ours. We may be subject to competition from several entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses, including our obligation to seek stockholder approval of an acquisition under certain circumstances, which may delay the completion of a transaction.

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

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered and applied for the registration of U.S. trademarks, service marks, and domain names. Over time, we have assembled and continue to assemble a portfolio of trademarks, service marks, copyrights, domain names and trade secrets covering our products and services. We believe our intellectual property has value in providing our services and marketing our products. It is our policy to protect and defend our trademark rights.

Employees

As of March 26, 2018, we had approximately 250 employees, of whom approximately 108 were employed in our Payment Services Segment, all of which were full-time; 131 were employed in our HR & Payroll Segment, 109 of whom were full-time and 22 of whom were part-time; and 11 were employed in our corporate accounting, finance, marketing, and investor relations, including four in executive management. None of our employees are covered by a collective bargaining agreement.

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

Item 1A. Risk Factors

Risk Factors Related to Our Business and Common Stock

Risks Related to Our Business and Our Common Stock

On or after October 11, 2018, Flexpoint Fund II, L.P., or Flexpoint, will have the right to require the Company to redeem up to 33,333 shares of the Series A Convertible Preferred Shares purchased by Flexpoint on October 11, 2013.

Holders of our shares of our Series A Convertible Preferred Stock, par value $0.001 (the “Series A Preferred”) owned by Flexpoint Fund II L.P. (“Flexpoint”) and Sundara Investment Partners, LLC, a Delaware limited liability company majority-owned and controlled by Laurence L. Stone (“Sundara”), and our Series A-1 Convertible Preferred Stock, par value $0.001 (the “Series A-1 Preferred”) owned by Wellington Capital Management, LLP, (“Wellington”), may require the Company to redeem those shares purchased more than five years prior to the redemption date at a price equal to the liquidation value of such shares. Flexpoint, in its capacity as a holder of 33,333 shares of our Series A Preferred purchased on October 11, 2013, has the right, but not obligation, to require the Company to redeem all or any portion of such shares starting on October 11, 2018 for the liquidation value per share of $600, or up to $20.0 million in the aggregate. In addition, should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.35 million. There can be no guarantee that Flexpoint will not exercise its right to redeem the first tranche of Series A Preferred on October 11, 2018 or thereafter.

We have a history of losses, and we may not have sufficient cash to allow us to comply with our redemption obligations. Our ability to redeem the Series A Preferred depends upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take certain actions aimed to enable us to finance the possible redemption of shares of Series A Preferred, such as delaying or reducing capital expenditures, attempting to obtain financing, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to redeem the initial tranche of Series A Preferred. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all. If the funds the Company legally available for the redemption of the Series A Preferred are insufficient to redeem the total number of shares of Series A Preferred to be redeemed on the redemption right, those funds which are legally available shall be used to redeem the maximum possible number of Series A Preferred Shares pro rata among the holders of Series A Preferred demanding redemption. A failure to redeem shares of Series A Preferred demanded by Flexpoint would result in an event of non-compliance under the Certificate of Designation of our Series A Preferred and would, among other things, entitle the holders of the majority of the Series A Preferred to demand immediate redemption of all or any portion of the Series A Preferred owned by such holders at the liquidation value per share.

The holders of our shares of Series A Preferred exercise substantial control over the Company, and have certain rights, preferences and privileges that are not held by our common stockholders.

We have issued and sold 99,666 shares of Series A Preferred to Flexpoint and 33,667 shares of Series A Preferred to Sundara, pursuant to that certain securities purchase agreement, dated August 22, 2013 (as amended and restated on October 18, 2016, the “Series A Purchase Agreement”). These shares of Series A Preferred are convertible into shares of our common stock based on the conversion price in effect on the date of conversion as provided in the certificate of designation applicable to the Series A Preferred. If all of the outstanding shares of Series A Preferred were converted into shares of our common stock on the date of this annual report, the resulting shares of common stock would constitute a majority of our outstanding shares of common stock. In addition, the holders of shares of Series A Preferred are entitled to vote with the holders of our common stock on an as-converted basis, subject to certain limitations. As a result, these stockholders, acting individually or together, have substantial influence and control over management and matters that require approval by our stockholders, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. This concentration of ownership may make the execution of some transactions more difficult or impossible without the support of these stockholders.

It is possible that the interests of the holders of shares of our Series A Preferred may in some circumstances conflict with our interests or the interests of our other stockholders, including you. Certain of our directors are also officers or control persons of Flexpoint and Sundara. Although these directors owe a fiduciary duty to manage us in a manner beneficial to us and our stockholders, these individuals may also owe fiduciary duties to these other entities and their shareholders, members and limited partners. Because Flexpoint, Sundara and their respective affiliates have such interests in other companies and engage in other business activities, certain of our directors may experience conflicts of interest in allocating their time and resources among our business and these other activities.

In addition, shares of our preferred stock, including our Series A Preferred, have associated rights, preferences and privileges that are not held by the holders of our common stock, including, but not limited to, the right to receive a liquidation value of $600 per share of Series A Preferred prior to any payments made to holders of our common stock upon the occurrence of certain events, such as a sale of the Company, and that in certain instances are preferential to the rights of the holders of our common stock, including the right to appoint designees to our board. As a result, the interests of the holders of shares of preferred stock may differ from the interests of the holders of our common stock in material respects.

If we are unable to finance our business, we may need to seek capital at unfavorable terms and our stock price may decline as a result thereof.

Our capital requirements include working capital for daily operations, including expenditures to maintain our technology platforms. In May 2013, we entered into a contract and transitioned our processing to a new sponsoring bank, Wells Fargo Bank. Our sponsoring bank requires a $1.9 million reserve which we satisfied with a letter of credit at December 31, 2015. The letter of credit matured in January 2016 and was replaced with a restricted cash deposit of $1.9 million. We are currently working with several financial institutions to secure a new $1.9 million letter of credit at which time the restricted cash reserves would be released for operating needs. There can be no assurance that a letter of credit will be obtained or be obtained on reasonable terms. If a letter of credit cannot be obtained, the Company may need to pursue other financing arrangements, which may be on unfavorable terms and which could have a material adverse effect on our business, operating results and financial condition.

In addition, the Company’s cash requirements for the next fifteen months ending March 31, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.4 million and estimated capital expenditures of $3.5 million to $4.0 million, $1.7 million of which the Company expects to fund with existing available credit facilities. We may need to secure additional borrowings and possible equity investments to continue to grow the company organically and through acquisitions. There can be no assurance we will be able to continue to obtain financing at favorable terms and our stock price may decline as a result thereof. If we do not continue to secure additional capital, we may need to curtail our future growth plans.

Our settlement of litigation with Merrick Bank Corporation has lowered the conversion price of the Preferred Shares.

The purchase agreements relating to the sale of shares of Series A Preferred and Series A-1 Preferred include certain indemnification provisions which provide for the reduction of the conversion price of the Preferred Shares upon the occurrence of certain events. Flexpoint, on behalf of itself and Sundara, delivered a notice to JetPay for an adjustment to the conversion price of the Series A Preferred based upon the settlement of litigation with Merrick Bank Corporation (the “Direct Air Matter”) announced in July 2016. On March 23, 2017, the conversion price of Series A Preferred was adjusted to $2.36 (from $2.90) pursuant to the Series A Purchase Agreement and, in connection with such adjustment, the conversion price of the Series A-1 Preferred was adjusted to $2.45 (from $3.00) pursuant to the securities purchase agreement to which shares of Series A-1 Preferred were purchased. Any additional claims for indemnification pursuant to these purchase agreements or claims from other indemnifiable matters in the future could result in a further reduction in the conversion price of the Preferred Shares.

Pursuant to agreements by and among the preferred shareholders, the Series A and Series A-1 Preferred conversion price may be adjusted upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank, captioned Civil Action No. 2:14-cv-7827 (D. N.J.). There can be no assurance that the Company will prevail or successfully recover funds in its lawsuit against Valley National Bank.

We have a history of losses since inception and if we continue to incur losses, the price of our common shares can be expected to fall.

We have experienced losses from inception through December 31, 2017. While most of these losses have been due to non-cash amortization and the charge related to the settlement of the Direct Air Matter, until the Company’s products and services generate sufficient annual revenues, the Company will be required to use its cash on hand, and may need to continue to raise capital to meet its cash flow requirements including the issuance of common stock or debt financing at unfavorable terms. Despite positive cash flow excluding non-cash amortization relating to intangible assets, non-cash interest costs, and debt discounts, we incurred a net loss before accretion of convertible preferred stock of $3.1 million and $8.2 million for the years ended December 31, 2017 and 2016, respectively. If we incur losses in the future, the price of our common stock may fall. The net loss before accretion of convertible preferred stock for the year ended December 31, 2017, included a charge related to the settlement of the Ten Lords Matter in the amount of $747,000. The net loss before accretion of convertible preferred stock for the year ended December 31, 2016, included a charge related to the settlement of the Merrick Bank Matter in the amount of $6.2 million.

We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to execute on our business plan.

At December 31, 2017, we had net working capital of approximately $1.0 million. We had net cash provided by operating activities of $2.5 million, and $1.5 million for the years ended December 31, 2017, and 2016, respectively. Although we believe that we have adequate existing resources to provide for our debt service and other funding requirements through at least April 1, 2019, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We also need additional capital to perform usual updates to our technology or respond to unusual or unanticipated non-operational events. To fund and integrate future acquisitions or expand our technology platforms for new business initiatives, we may need to raise additional capital through loans or additional equity issuances. In addition, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financing. We cannot provide any assurance that we will be successful in securing new financing or that we will secure such future financing with commercially acceptable terms. Should the financing we require to sustain our working capital needs and investments in technology be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results and financial condition.

The agreements governing our debt contain various covenants that may constrain the operation of our business, and our failure to comply with these covenants may have a material adverse effect on our financial condition and results of operations.

Our ongoing ability to comply with the financial and other covenants contained in the agreements governing our indebtedness, including but not limited to our financing agreements with First National Bank of Pennsylvania, Fifth Third Bank, and LHLJ, Inc., depends on the achievement of adequate levels of cash flow. Our failure to comply with these covenants may result in the acceleration of our indebtedness and may have a material adverse effect on our financial condition and results of operations. In addition, the occurrence of a material breach of any of these financing agreements may constitute an event of non-compliance under the Series A Purchase Agreement, which would entitle holders of a majority of the Series A Preferred to demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a majority of the Board would exist for so long as the event of non-compliance was continuing.

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

As a result of our acquisitions a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and identifiable intangible assets together accounted for approximately 37% of the total assets on our balance sheet as of December 31, 2017. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional identifiable intangible assets and goodwill. We will evaluate on a regular basis whether all or a portion of our goodwill and identifiable intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

We compete with many companies, some of which are more established and better capitalized than us.

We compete with a variety of companies, some of which are larger and better capitalized than us. There are also few barriers for entry into many of our markets and thus above average profit margins will likely attract additional competitors. Our competitors may develop products and services that are superior to, or have greater market acceptance than, our products and services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than ours. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to offer superior products and services.

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

In December 2015 and January 2016, we issued 517,037 shares of our common stock to certain investors, including certain of our director and executive officers, in a series of private placements of our common stock. The issuance of a significant number of additional shares of our common stock, or the perception that such future sales could occur, particularly with respect to sales by our directors, executive officers, and other insiders or their affiliates, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

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

We are dependent upon a small number of individual employees, and the loss of such employees could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals, including Diane (Vogt) Faro, our Chief Executive Officer, Michael Collester, our Chief Operating Officer, Gregory Krzemien, our Chief Financial Officer, Peter Davidson, our Vice Chairman and Corporate Secretary, John Crouch, our Chief Information Officer, and Michael Pires, the President of our HR & Payroll Services operation. We believe that our success depends on the continued service of these individuals. The loss of any of these individuals could have a detrimental effect on our Company.

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

As of March 26, 2018, our directors and named executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 65.0% of the outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

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

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions could discourage, delay or prevent a change in our control or our management.

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

Our common stock is listed on the Nasdaq Capital Market and is subject to the continuing listing requirements of the Nasdaq Capital Market, including but not limited to maintaining a stock closing price above $1.00 and certain other financial measurements.

On November 14, 2017, we received written notice from Nasdaq that, as of November 13, 2017 and based on our stockholders’ equity reported our Form 10-Q for the fiscal quarter ended September 30, 2017, the Company no longer satisfied the requirement to maintain $2.5 million in stockholders’ equity, $35 million in market value of listed securities (“MVLS”) or $500,000 of net income from continuing operations pursuant to Listing Rule 5550(b). On December 28, 2017, the Company submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(b). On January 8, 2018, we received written notice from Nasdaq that the Company regained compliance with Nasdaq Listing Rule 5550(b) because for the ten consecutive business day period from December 20, 2017 to January 5, 2018, the Company’s MVLS exceeded $35 million.

Additionally, on March 16, 2018, we received notice from Nasdaq that we have not maintained a MVLS of $35 million for the last 30 consecutive business days and are not in compliance with Nasdaq Listing Rule 5550(b). Pursuant to the Nasdaq Listing Rules, the Company has 180 days, or until September 12, 2018, in which to regain compliance with the MVLS requirement. In order to regain compliance with this requirement, the Company must evidence a MVLS of at least $35 million for a minimum of ten consecutive business days during the 180-day compliance period.

If we are unable to regain compliance with or continue to meet the continuing listing requirements, we could be delisted from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded on the Over-The-Counter Bulletin Board, more commonly known as OTCBB. Many stocks on the OTCBB trade less frequently and in smaller volumes than stocks listed on the Nasdaq Capital Market, which could materially and may adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. If the trading of shares of our common stock were moved from the Nasdaq Capital Market to the OTCBB, it would be more difficult for stockholders’ to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot provide assurance that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Changes in tax laws or their interpretations can impact the estimates made for income tax provisions in our financial statements, or we may become subject to additional federal, state or local taxes that cannot be passed through to our merchants and which could reduce our operating income.

We are subject to federal, state and local tax laws in each jurisdiction where we do business. We estimate the impact of tax law changes, including the recent impacts of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, in recording our estimated tax provision within our consolidated financial statements. Upon completion of our 2017 U.S. income tax return in 2018, additional re-measurement adjustments may be identified to the recorded tax provision related to the one-time transition tax, deferred tax liabilities, or the value of our estimated tax loss carryforwards. Additionally, changes in tax laws or interpretations of tax laws may affect the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations.

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

Risk Factors Related to Payment Services Segment

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

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly results from operations.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues within our Payment Services Segment have been strongest in our first and second quarters, and weakest in our fourth quarter. This is due to the increase in the number and amount of electronic payments transactions related to seasonal travel and resort spending.

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

In July 2012, Visa and MasterCard agreed to settle litigation in a class action suit by almost seven million merchants. The settlement was originally approved by the court but is currently subject to review as several large merchants have filed objections. Among other things, the settlement would have allowed merchants to pass on the cost of using credit cards to consumers, something that merchants were not previously permitted to do. As a result, consumers using credit cards in approximately 39 states that do not prohibit credit card surcharges may pay a higher price for goods and services than consumers using other payment mechanisms. Consumers therefore have an incentive to use cash or other payment mechanisms instead of credit cards. If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to JetPay Payment Services, it could have a material adverse effect on its financial position and results of operations. JetPay has developed a product to take advantage of the ability for merchants to pass along their card processing costs to cardholders. If the terms of the initial settlement were reversed, the change could have a negative impact on JetPay Payment Services’ new product and its resulting revenues.

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

The Visa, MasterCard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, MasterCard and other payment networks through Wells Fargo Bank and other sponsor banks. Our current agreement with Wells Fargo Bank expires in April 2018. We are currently pursuing alternatives with the Wells Fargo Bank and other potential sponsor banks. These agreements with Wells Fargo Bank and other sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on Wells Fargo Bank and various other financial institutions to provide clearing services in connection with our settlement activities. Without these sponsorships or clearing services agreements, we would not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such sponsorships or clearing services agreements increase.

JetPay Payment Services may become the target for criminal activity designed to obtain cardholder information.

JetPay Payment Services is required to retain cardholder information for facilitating transactions or performing servicing for consumers. Although JetPay is required to undergo certification of its compliance with Payment Card Industry security requirements and has implemented advanced systems for protecting such data including encryption and tokenization, there is no guarantee that these systems will be effective in the future. A breach of these systems could lead to significant liability, fines, and additional costs to JetPay Payment Services.

The requirements for EMV (Europay, MasterCard, and Visa) and point to point encryption (“P to PE”) technology could provide risks to JetPay Payment Services.

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

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly results from operations.

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

The Affordable Care Act was enacted in March 2010 and entails sweeping health care reforms with staggered effective dates from 2010 through 2018. Many provisions of the Affordable Care Act require the issuance of additional guidance from the U.S. Departments of Labor and Health & Human Services, the Internal Revenue Service, and the states. As a service provider, we may be requested by our clients to help them understand their increased obligations under the federal and state regulations facing employers under the Affordable Care Act. Failure to provide clients with appropriate information or solutions to effectively manage their health care benefits and related costs could have an adverse impact on our reputation and a negative impact on our client base. There is no guarantee that solutions we have developed to help clients navigate health care legislation will continue to be readily accepted by clients, which could have a material adverse impact on our HR and Affordable Care Act services.

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

Item 1B. Unresolved Staff Comments.

N/A.

Item 2. Properties.

We currently maintain our principal executive offices and the headquarters of our HR & Payroll Services operation at 7450 Tilghman Street, Allentown, Pennsylvania, 18106. This leased space consists of approximately 24,269 square feet.

JetPay Payments, TX leases property located in Carrollton, Texas which consists of approximately 20,800 square feet leased on one floor of a multi-tenant building. The lease for our Carrollton, Texas facility expires on December 31, 2018. In addition, JetPay Payments, TX retains a backup center in Sunnyvale, Texas of 1,600 square feet subject to a month to month lease with a related party expiring on July 1, 2018. We are currently evaluating our future space needs and reviewing several alternatives.

JetPay Payments, PA leases space located in Langhorne, Pennsylvania which consists of approximately 3,300 square feet on one floor of a multi-tenant building subject to a month-to-month lease.

JetPay Payments, FL leases space in Pensacola, Florida which consists of approximately 5,500 square feet on one floor of a multi-tenant building subject to a one year lease.

JetPay HR & Payroll Services also shares office space and related facilities with Serfass & Cremia, LLC. Such office space consists of 4,300 square feet, located on one floor of a multi-tenant building in Bethlehem, Pennsylvania.

We believe that our current offices are adequate to meet our needs and that of our subsidiaries, and that additional facilities will be available for lease, if necessary, to meet their future needs.

Item 3. Legal Proceedings.

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement, dated December 28, 2012, between the Company, Ten Lords, Ltd. (“Ten Lords”) and JetPay, LLC (n/k/a JetPay Payment Services, TX, LLC). Under the agreement, Ten Lords agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The terms of the agreement required that the Company provide the owners of Ten Lords and Providence Interactive Capital, LLC (together with Ten Lords, the “Plaintiffs”) with a “true up” payment meant to put them in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. The Company calculated this true-up payment to be $222,310 and paid such amount in August 2015. In addition to the $222,310 paid in 2015, the Company recorded an additional loss accrual of $125,500 relating to this matter, which was an estimate made by management at that time for any potential further dispute regarding the calculated “true up” payment. Subsequent to the Company’s payment, the Company received notice on October 5, 2015 that Plaintiffs filed a lawsuit against JetPay, LLC and the Company disputing the true up payment. Since 2015, the Company and JetPay, LLC have been defendants in the lawsuit in the 429th Judicial District Court of Collin County (“the Court”), Texas styled Ten Lords, Ltd. and Providence Interactive Capital, LLC, Cause No. 429-04140-2015. The lawsuit was tried in the Court on May 2, 2017 and the Court granted a judgment to Plaintiffs in the amount of $793,000 plus attorneys’ fees of $134,075, which judgment was entered by the Court on May 15, 2017 (the “Judgment”). On July 3, 2017, the Company and JetPay, LLC successfully settled the lawsuit by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters described in the Lawsuit and the Judgment. In connection with this settlement, the Company recorded an additional loss of $747,000 during the year ended December 31, 2017.

On June 12, 2017, JetPay Payment Services, TX LLC (“JetPay Payments, TX”) filed suit against J.T. Holdings, LTD (“J.T. Holdings”) and Trent Voigt with respect to a lease entered into by JetPay Payments, TX with J.T. Holdings’ property in Sunnyvale, TX. JetPay Payments, TX retains a computer backup center in the Sunnyvale, Texas location owned by JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The previous lease expired on January 31, 2016. While a new lease Agreement had not been signed, a dispute arose regarding the amount of rent to be paid, as well as the rights of the parties to access the property. Prior to filing the suit against J.T. Holdings, the Company’s access to the property was restored through a writ of reentry obtained from the Justice Court on June 8, 2017. On June 26, 2017, the Parties entered into an agreement whereby JetPay Payments, TX was granted an extension on the lease until June 30, 2018 at a rate of $6,000 per month and agreed to place into an escrow account $230,000 until all claims between the parties were adjudicated. On December 12, 2017, Trent Voigt and J.T. Holdings filed counterclaims against JetPay which the Company believes contain no credible evidence in support of the claims and which the Company intends to vigorously defend.

As previously disclosed, the Company recorded a Settlement of Legal Matter charge of $6.19 million for the year ended December 31, 2016 based on the terms of the Merrick Settlement Agreement and the WLES Settlement Agreement regarding the Direct Air matter. In December 2013, Merrick filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined the suit, along with American Express, to recover its losses with respect to the matter. Motions for Summary Judgement were denied by the Court, and, according to the court’s ruling, the case is scheduled to go to trial in April 2018.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock as reported on the NASDAQ Capital Market. The following table sets forth the high and low bid prices for our common stock for the period from January 1, 2016 through December 31, 2017.

	Common Stock
Quarter Ended	Low	High
Year Ended December 31, 2016
First Quarter	$2.07	$2.88
Second Quarter	$2.10	$2.87
Third Quarter	$1.89	$3.25
Fourth Quarter	$2.00	$3.19
Year Ended December 31, 2017
First Quarter	$2.05	$2.85
Second Quarter	$1.75	$2.45
Third Quarter	$1.45	$2.25
Fourth Quarter	$1.75	$4.89

On March 21, 2018, the closing price of our common stock was $2.50. For purposes of calculating the aggregate market value of our shares of common stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all of the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of our standing shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are no other persons who may be deemed to be affiliates of the Company. For further information concerning ownership of our securities by executive officers, directors and principal stockholders, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(b) Holders

On March 21, 2018, there were approximately 125 holders of record and approximately 900 beneficial holders of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(e) Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 8, 2011, the date that our common stock first became separately tradable, through December 31, 2017 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on its securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

We are a provider of debit and credit card processing, payroll and HCM services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: (i) JetPay Payments, TX, which provides debit and credit card processing and ACH payment services to businesses with a focus on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings; (ii) JetPay Payments, PA, an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; (iii) JetPay Payments, FL, a debit and credit card processor specializing in providing services to government agencies and utilities; and (iv) JetPay HR & Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, Affordable Care Act services and related services to small and medium-sized employers.  We also provide prepaid card services within our HR & Payroll Segment.

Our overall business strategy is to provide payment processing services to small to large-sized businesses with a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services and JetPay HR & Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay HR & Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, ISVs, ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay HR & Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay HR & Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional revenues without significant cost increases.   Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services and JetPay HR & Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

Payment Services Segment

Revenues

JetPay Payments, TX and JetPay Payments, PA’s revenues fall into two categories: transaction revenues and merchant discount revenues. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as pass-through fees for other miscellaneous services, such as handling chargebacks. Interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of revenues to the dollar amount of card transactions processed as the “margin.” If margin increases, revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s revenue growth.

JetPay Payments, FL generates substantially all of its revenues from transaction fees for processing payment transactions. For credit card transactions, our fee may be charged as a fixed fee or as a percentage of the dollars processed. As such, the two primary factors affecting our revenue from accepting and processing credit card payments are the number of transactions and the average dollar volume of the transaction. Accordingly, growth in JetPay Payments, FL’s client count and growth in the “same client” transaction dollar volume impact JetPay Payments FL’s revenue growth. In the case of e-check (ACH) payments, typically our fees are charged as a fixed fee per transaction regardless of the payment amount.

 Expenses

The most significant components of operating expenses are credit card association fees and assessments; residual payments to ISOs / VARs / ISVs, strategic partners, and financial institutions; and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and assessments and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs and processing fees are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of revenues also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period. JetPay Payment Services has experienced higher than normal professional fees due to the Direct Air matter.

Merchant Attrition

Merchant attrition is a normal part of the merchant processing industry in the ordinary course of business. JetPay Payment Services does not experience attrition in the same form as most of its competitors. Most of JetPay Payment Services’ competitors have large portfolios of small businesses and these businesses change their payments provider quickly and for many reasons. JetPay Payment Services’ portfolio is made up of small to large businesses and they are more cautious in making changes to payment providers, and therefore, its portfolio is not as volatile. However, due to the volume that each of these merchants produce, when one leaves, it may have a significant impact on operating results. In addition, JetPay Payment Services provides processing services to several ISOs and financial institutions. While our volatility in terms of the change in number of merchants remains significant, we experience less volatility in revenues. JetPay Payment Services monitors its customer attrition for both numbers of merchants as well as merchant revenues. The Company focuses its attrition management on revenues as the best way to determine its impact on the Company’s performance. For the year ended December 31, 2017, in our traditional business, JetPay Payment Services’ revenue attrition was approximately 5.8%, or an approximately $3.4 million revenue reduction against approximately $58.8 million in revenue for the year ended December 31, 2017. JetPay produced a net gain in numbers of merchants, with approximately 2,500 new merchants and 2,100 lost merchants. The number of lost merchants included one particular ISO customer whose attrition rate is high due to the nature of its business.

Markets

We have defined four distinct market verticals within which the Payment Services Segment operates: (i) Integrated Software Vendors (ISVs), especially those that leverage the e-Commerce and Recurring Payments strengths of JetPay’s technology platform, (ii) e-Commerce, including Card-Not-Present and recurring payments; (iii) government and utilities; and (iv) financial institutions and associations. JetPay also operates where we have strategic advantages due to technology, product, or relationships, including ISOs, VARs, and small businesses through cross-sell. For small businesses and financial institutions, JetPay Payment Services is the traditional provider of merchant services to businesses, and holds the contracts. With regard to the other three markets, JetPay Payment Services operates in two forms: (i) as a processor only where JetPay Payment Services recognizes revenue from the authorization, clearing, and settlement functions and does not participate in the discount revenue or risk of the merchant; and (ii) in a shared relationship, where JetPay Payment Services either owns the merchant contract outright or shares in the discount revenue of the merchant with an agent or ISO, and may assume or share risk. This market experienced strong growth in 2017 and JetPay Payment Services expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Our expansion in 2016 and 2017 was negatively affected by management’s time being diverted to dealing with the Direct Air issue described in Part I, Item 3. Legal Proceedings, as well as efforts devoted to our acquisition and integration of JetPay Payments, FL. Sales and marketing began targeting new customers and customer segments in 2016 and 2017 and we anticipate such efforts will lead to continued revenue growth in 2018 and future years.

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

HR & Payroll Segment

Revenues

The majority of revenues from HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In 2017, JetPay Payroll & HR Services placed a significant emphasis on providing additional HCM services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to mid-size and large employer. JetPay has already experienced strong revenue growth from these products, and anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenue from its HCM, Affordable Care Act and time and attendance services.

Expenses

JetPay HR & Payroll Services’ most significant cost of revenues is its payroll and related expenses, costs of third party service providers, and facility overhead costs.  These costs are largely fixed in nature, increasing slightly with the growth in numbers of customers and payrolls processed, and except for payroll costs, tend to grow with inflation. JetPay HR & Payroll Services’ selling, general, and administrative expenses include the costs of the administrative and sales staff, payroll delivery costs, outside services, rent, office expense, insurance, sales and marketing costs and professional services costs.

Customer Attrition

Customer attrition is a normal part of the HR and payroll service industry in the ordinary course of business. JetPay HR & Payroll Services’ attrition generally comes in three forms – closure of a business, acquisition of a business wherein the payroll is transferred to the buyer, and loss of customers to competitors. As a result, JetPay HR & Payroll Services monitors its customer losses for both numbers of customers as well as customer revenues. For the year ended December 31, 2017, HR & Payroll Segment customer attrition was approximately 6.4%, or a 335 customer reduction from approximately 5,245 customers existing at December 31, 2016. This reduction was offset by the addition of approximately 480 new customers, or approximately 9.2% over the 5,245 customers existing at December 31, 2016, resulting in a net customer growth rate of approximately 2.8%. With respect to payroll revenues, the lost customers in 2017 represented a loss of approximately $1.07 million in annualized revenues, or approximately 6.9% of JetPay HR & Payroll Services’ 2016 revenues of approximately $15.6 million. New customers added in 2017 and HCM upgrades to existing customers in 2017 contributed approximately $1.38 million and $0.88 million, respectively, for a total of approximately $2.26 million in new annualized revenues.

Results of Operations for the Year Ended December 31, 2017 and 2016

The following tables represent a comparison of the consolidated results of our operations for the year ended December 31, 2017 as compared to December 31, 2016 (in thousands):

	Year Ended December 31, 2017
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$76,035	$-	$17,257	$58,778
Cost of revenues	52,350	-	8,738	43,612
Gross profit	23,685	-	8,519	15,166
Selling, general, and administrative expenses	19,622	2,922	5,916	10,784
Settlement of legal matter	747	747	-	-
Change in fair value of contingent consideration liability	121	121	-	-
Amortization of intangibles	3,492	-	1,038	2,454
Depreciation	1,032	3	264	765
Operating (loss) income	(1,329)	(3,793)	1,301	1,163
Interest expense	1,127	19	730	378
Non-cash interest costs	141	20	106	15
Amortization of debt discounts and deferred consideration	-	-	-	-
Other income	(19)	-	-	(19)
(Loss) income before taxes	(2,578)	(3,832)	465	789
Income tax expense (benefit)	527	2,312	(1)	(1,784)
Net (loss) income	(3,105)	(6,144)	466	2,573
Accretion of convertible preferred stock	(10,400)	(10,400)	-	-
Net (loss) income applicable to common stockholders	$(13,505)	$(16,544)	$466	$2,573

	Year Ended December 31, 2016
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$56,330	$66	$15,582	$40,682
Cost of revenues	37,453	105	7,852	29,496
Gross profit (loss)	18,877	(39)	7,730	11,186
Selling, general, and administrative expenses	16,911	2,272	5,384	9,255
Settlement of legal matter	6,192	-	-	6,192
Change in fair value of contingent consideration liability	(103)	(103)	-	-
Amortization of intangibles	3,244	-	1,038	2,206
Depreciation	721	5	276	440
Operating (loss) income	(8,088)	(2,213)	1,032	(6,907)
Interest expense	1,243	295	357	591
Non-cash interest costs	170	130	40	-
Amortization of debt discounts and deferred consideration	151	151	-	-
Other income	(8)	-	(1)	(7)
(Loss) income before taxes	(9,644)	(2,789)	636	(7,491)
Income tax (benefit) expense	(1,429)	(1,602)	8	165
Net (loss) income	(8,215)	(1,187)	628	(7,656)
Accretion of convertible preferred stock	(6,378)	(6,378)	-	-
Net (loss) income applicable to common stockholders	$(14,593)	$(7,565)	$628	$(7,656)

Revenues

Revenues were $76.0 million and $56.3 million for the years ended December 31, 2017 and 2016, respectively. Overall revenues increased $19.7 million, or 35.0%, in 2017 as compared to 2016. Of the $76.0 million of revenues for the year ended December 31, 2017, $17.2 million, or 22.6%, was generated from our HR & Payroll Segment and $58.8 million, or 77.4%, from our Payment Services Segment. Of the $56.3 million of revenues for the year ended December 31, 2016, $15.6 million, or 27.8%, was generated from our HR & Payroll Segment and $40.7 million, or 72.2%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $18.1 million, or 44.5%, for the years ended December 31, 2017 as compared to 2016. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in JetX, our Discount for Cash product. JetPay Payments, FL, our Government and Utilities payment operation acquired in June 2016, provided $22.6 million of revenues in 2017 as compared to $11.3 million in 2016.

HR & Payroll Segment’s revenues increased $1.7 million, or 10.7%, for the year ended December 31, 2017 as compared to the same period in 2016. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to accelerated growth in revenues generated from HCM services introduced in 2015.

Cost of Revenues

Cost of revenues were $52.4 million, or 68.9% of revenues, and $37.5 million, or 66.5% of revenues, for the years ended December 31, 2017 and 2016, respectively. Of the $52.4 million cost of revenues for the year ended December 31, 2017, $8.8 million, or 16.6%, related to our HR & Payroll Segment, and $43.6 million, or 83.4%, related to our Payment Services Segment. Of the $37.5 million cost of revenues for the year ended December 31, 2016, $7.9 million, or 21.0%, related to our HR & Payroll Segment and $29.5 million, or 79.0%, related to our Payment Services Segment.

The cost of revenues within the Payment Services Segment increased $14.1 million, or 47.9%, increasing from 72.5% of revenues in 2016 to 74.2% of revenues in 2017. The increase in cost of revenues was primarily related to the growth in our Payment Services Segment revenues, including the acquisition of JetPay Payments, FL. Cost of revenues was also impacted by increased card association and other direct costs with an increase in back-end settlement volumes. Overall gross profit margin as reported within our Payment Services Segment decreased slightly from 27.5% in the year ended December 31, 2016 to 25.8% for the same period in 2017 largely as a result of the impact of lower margin in JetPay Payments, FL revenues and the continued investments made in technology professionals.

The cost of revenues within the HR & Payroll Segment increased $0.9 million or 11.3%, increasing slightly as a percentage of revenues from 50.4% in 2016 to 50.6% in 2017 principally due to the increase in HR related service revenues and the continued investment in technology, customer service professionals and new product management. The effect of this increase in costs of revenues as a percentage of revenues was a slight decrease in gross profit margin within our HR & Payroll Segment from 49.6% in the year ended December 31, 2016 to 49.4% for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $19.6 million, or 25.7% of revenues, for the year ended December 31, 2017 as compared to $16.9 million, or 30.0% of revenues, for the same period in 2016.

SG&A expenses within the Payment Services Segment increased from $9.3 million, or 22.7% of revenues in 2016, to $10.8 million, or 18.4% of revenues in 2017. This increase was largely the result of SG&A expenses related to a full year of JetPay Payments, FL with an increase of $1.5 million in SG&A expense and the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $5.4 million, or 34.6% of revenues in 2016 to $5.9 million, or 34.3% of revenues in 2017, an increase of approximately $532,000, or 9.9%, largely due to an increase in payroll costs as additional sales and technology professionals were added to help develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $2.9 million for the years ended December 31, 2017, net of` $1.6 million of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $2.3 million in the same period of 2016, net of $1.9 million of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the years ended December 31, 2017 included non-cash stock-based compensation expense of $721,000 as compared to $399,000 in 2016.

Settlement of Legal Matter

Settlement of Legal Matter charge in 2017 of $747,000 reflects the Company’s loss on the settlement of the Ten Lords matter, see Note 14. Commitments and Contingencies. On July 3, 2017, the Company and JetPay, LLC successfully settled a lawsuit with Ten Lords and Providence Interactive Capital (the “Plaintiffs”) by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters related to the lawsuit. In connection with this settlement, the Company recorded a loss of $747,000 at June 30, 2017 in addition to a previously recorded $125,500 loss reserve.

Settlement of Legal Matter charge in 2016 of $6.19 million reflects the Company’s loss based on the terms of the settlement agreements entered into in connection with the settlement of the Direct Air Matter. The loss includes: (i) a charge of $4.4 million related to the Company’s release of all claims to the $4.4 million held in reserve at Merrick; (ii) a charge of $1.4 million related to the Company’s issuance of the $3.85MM Note, less WLES’ agreement to transfer to Merrick the WLES Note (recorded at $2,036,511 at December 31, 2016 net of an unamortized discount of $294,858) and accrued interest on the WLES Note of $414,466; (iii) a charge of $50,000 representing the Company’s issuance of the $5.0MM Note, less the estimated value as of July 26, 2016 of the escrowed shares; and (iv) a charge for $373,000 representing the estimated value of the issuance of warrants to WLES on February 15, 2017 as described in the WLES Settlement Agreement.

Depreciation and Amortization

Depreciation and amortization totaled $4.5 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to increased depreciation expense on 2016 and 2017 capital expenditures and the amortization of JetPay Payments, FL’s intangible assets acquired on June 2, 2016.

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016 was $1.1 million and $1.2 million, respectively. The decrease in interest expense in 2017 was primarily related to interest payments on the Fifth Third Bank term note issued on June 2, 2016 in connection with our acquisition of JetPay Payments, FL, and the refinancing of certain debt in October 2016 at higher interest rates, offset by a reduction in interest expense related to notes issued to Merrick on July 26, 2016, paid in full in January 2017.

Income Taxes

The Company recorded income tax (benefit) expense of $527,000 and $(1.43) million for the years ended December 31, 2017 and 2016, respectively. Income tax (benefit) expense reflects the recording of state income taxes as well as the reduction of the Company’s overall valuation allowance due to indefinite-lived assets. The effective tax rates were approximately 20.4% and (14.8)% for the years ended December 31, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance. In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act will impact the Company’s income tax (benefit) from continuing operations in future periods. The Tax Act resulted in the following impacts to the Company: (i) the federal statutory income tax rate was reduced from 34% to 21% for 2018 and tax years following; and (ii) a one-time net expense of $3.4 million was recorded in the three months ended December 31, 2017 as a result of re-measuring our deferred tax balances at the new statutory rate. Additionally, the Company recorded an $845,000 and $520,000 deferred tax liability related to its identifiable intangible and fixed assets for the years ended December 31, 2017 and 2016, respectively. Management believed that it was more likely than not that the benefit of a portion of its federal net deferred tax assets would be realized equal to the future source of income created by the amortization of the JetPay Payments, FL identifiable intangible and fixed assets, and accordingly, recorded a partial reduction of the valuation allowance against its federal deferred tax assets of $2.0 million.

Analysis of Impairment

The Company conducts its annual goodwill impairment testing as of December 31 of each year or more frequently if indicators of impairment exist. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process for our two identified reporting units that contained goodwill, Payment Services and HR & Payroll reporting segments.

In our income approach, we utilized a discounted cash flow (“DCF”) analysis for each of our previously identified reporting units using discount rates of 18.0% and 20.5% for our Payment Services and HR & Payroll reporting segments, respectively, which represent the estimated weighted average cost of capital. These discount rates reflect the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. In our DCF analysis, we prepared a five year forecast of our expected earnings to derive an expected stream of free cash flow through December 31, 2022. To estimate cash flows beyond the final year of our forecast, we used a terminal value approach. Under this approach, we estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value. In developing our forecasts of revenues and direct variable operating expenses, we utilized a variety of factors including our current and anticipated sales pipelines of prospects currently known to us, as well as those which we believe will be generated through current and future relationships with merchants, agent banks and ISOs. We also applied our knowledge of the industries, general economic conditions, and the forecast of industry experts regarding consumers’ continued trending towards expanded use of electronic payment methods. Our operating expenses are either variable with revenues, or fixed and predictable; however, we increased our future costs based on expected inflation and the need to expand personnel costs as we achieve projected future revenue levels. In performing our DCF analysis, we multiplied our estimated cash flows by a marginal federal and state tax rate of 25% to derive our after-tax cash flows, and we utilized weighted average costs of capital of 18.0% and 20.5% for our Payment Services and HR & Payroll reporting segments, respectively. In addition to the income approach, we also used several market-based approaches to corroborate the results of the income approach described above; including comparing our company’s various earnings and performance indicators to those of similar publicly traded companies, comparisons to prior purchase and sales transactions of similar reporting units by companies, and a comparison to recent mergers and acquisitions of guideline companies.

With respect to our assessment of goodwill impairment for our Payment Services reporting segment, as of December 31, 2017, we determined that there was no impairment in that the fair value for this reporting unit was $108.8 million which exceeded the carrying value of net assets by $57.8 million, or 113.5%. With respect to our assessment of goodwill impairment for our HR & Payroll reporting segment, as of December 31, 2017, we determined that there was no impairment in that the fair value for this reporting unit was $47.5 million which exceeded the carrying value of net assets by $21.6 million, or 83.4%. Events or circumstances that could have a negative effect on estimated fair value of our reporting units in the future include, but are not limited to, a loss of customers due to competition, pressure from our customers to reduce pricing, inability to continue to employ a competent workforce at current rates of pay, changes in government regulations, and accelerating costs beyond management’s control.

Liquidity and Capital Resources

Cash was $6.8 million at December 31, 2017, excluding $1.9 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity (deficit), was 21% and 25% at December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, we had working capital, excluding funds held for clients and client funds obligations, of $1.0 million.

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including current and future borrowings. The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs.

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

As disclosed in Note 11. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, we sold 99,666 shares of Series A Preferred to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (f/k/a Metro Bank) (“FNB”) (the “Prior JetPay HR & Payroll Services Credit Facility”). See Note 10. Long-Term debt, Note Payable and Capital Lease Obligations. Both Sundara and LHLJ are majority-owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Preferred, to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, as disclosed in Note 12. Stockholders’ Equity (Deficit), from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures, including equipment financed through capital leases, were $3.0 million and $819,000 for the years ended December 31 2017, and 2016, respectively. We currently estimate capital expenditures, including equipment potentially financed through capital leases, for all of our ongoing operations, including the Payment Services Segment and HR & Payroll Services Segment, at approximately $3.2 million to $3.7 million for 2018, principally related to technology improvements and software development for the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms and to purchase point-of-sale equipment as required under certain customer contracts. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending March 31, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.4 million and estimated capital expenditures of $3.5 million to $4.0 million, $1.7 million of which the Company expects to fund with existing available credit facilities. Additionally, there are 133,333 shares of the Company’s Series A Preferred and 9,000 shares of the Company’s Series A-1 Preferred outstanding, with an aggregate redemption value of $85.4 million.

On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. On or after October 11, 2018, the fifth anniversary of the initial shares issuance, the holders of the shares of Series A Preferred issued in the initial tranche have the right to require the Company to repurchase any or all of such shares of Series A Preferred at the contractual redemption price of $600 per share or up to approximately $20.0 million. In addition, should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.35 million. While these possible redemptions are not mandatory, there can be no assurance that the Series A Preferred stockholders will not exercise their redemption rights on or after October 11, 2018. In connection with this redemption right, the Company is exploring alternative financing opportunities, including debt and/or equity issuances and the possible sale of operating assets to generate sufficient liquidity for the Company to satisfy the exercise by Flexpoint of its redemption right. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

Debt Capitalization and Other Financing Arrangements

At December 31, 2017, we had borrowings of approximately $16.1 million net of unamortized deferred financing costs of $274,000.

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

JetPay Payments, PA, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement on November 7, 2014 with FNB (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $4.8 million at December 31, 2017. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On June 2, 2016, in connection with the closing of the JetPay Payments, FL acquisition, JetPay Payments, FL and the Company entered into a credit agreement with Fifth Third Bank. In connection with the credit agreement, JetPay Payments, FL issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of JetPay Payments, FL in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note as amended on June 22, 2017 (as described below), matures on June 2, 2018, and the bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are secured by the assets of JetPay Payments, FL and guaranteed by JetPay. On March 23, 2016 and June 22, 2017, the Company entered into a Modification of Credit Agreement and Other Loan Documents that amended the definition of “fixed charge coverage ratio” to account for expected capital expenditures with respect to the Company’s “Magic Platform.” The credit agreement contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, which the Company was in compliance as of December 31, 2017.

On June 22, 2017, JetPay Payments, FL entered into another credit agreement (the “Credit Agreement”) with Fifth Third Bank, which provides a $1,600,000 Draw/Term Note to finance software integration costs, an Amended and Restated Revolving Promissory Note for $1,000,000 (increased from a previous revolving promissory note for $500,000), and a Second Modification of Credit Agreement. At December 31, 2017, $1.09 million was outstanding against the $1.6 million Draw/Term Note.

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

The Second Modification amends and restates the original term loan to JetPay Payments, FL dated June 2, 2016 in the original principal amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of Borrower. Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with the Lender to provide up to $1.5 million of lease financing for certain point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR Rate plus 3% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. At December 31, 2017, $303,000 was outstanding against the $1.5 million lease facility. The Term Notes, the Revolving Note and the Master Lease Agreement are guaranteed by JetPay Corporation pursuant to a guaranty dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank in respect of the Term Notes and Master Lease Agreement and the guaranty, dated June 22, 2017, by and between the JetPay Corporation and Lender in respect of the Revolving Note (collectively, the “Guaranty Agreements”). The Guaranty Agreement requires that the Company maintain a $2,000,000 minimum liquidity level while there outstanding amounts owed under the various credit arrangements.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million (the “LHLJ Debt Investment”). The underlying promissory note bears interest at 8%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of December 31, 2017. The principal balance of this term loan was $8.56 million at December 31, 2017.

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

Additionally, in connection with the December 2012 $9.0 million term loan, the November 2014 $7.5 million term loan, and the May 2015 Revolving Note, all payable to FNB, we incurred $23,000, $76,000, and $40,000 of deferred financing costs, respectively. Finally, we incurred (i) $95,000 of deferred financing fees related to the issuance of the promissory notes and (ii) $16,600 of deferred financing fees related to JetPay Payments, FL’s term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement. Unamortized deferred financing costs were $274,000 at December 31, 2017.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of December 31, 2017 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at December 31, 2017, excluding unamortized financing costs (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt and capital lease obligations (1)	$16,338	$3,364	$5,941	$7,033	$-
Minimum operating lease payments (2)	6,794	697	1,075	1,055	3,967
Total	$23,132	$4,061	$7,016	$8,088	$3,967

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (3)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $1.0 million.
(2)	Minimum operating lease payments excludes contractual obligation related to a lease entered into on October 20, 2017 for approximately 24,269 square feet of space to replace the current HR & Payroll Services’ Center Valley, PA facility. Contractual obligations related to this new lease are as follows for the years ending December 31: 2018 –$243,000; 2019 – $371,000; 2020 – $508,000; 2021 – $521,000; 2022 – $534,000; and $4.0 million thereafter.
(3)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flows

Operating Activities. Net cash provided by operating activities totaled $2.48 million for the year ended December 31, 2017. Cash provided by operating activities in this period was primarily due to a net loss of $3.1 million, an increase in prepaid expenses and other current assets of $826,000, an increase in accounts receivable and deferred revenue of $647,000, and a net increase in settlement processing assets and liabilities of $548,000, all offset by a change in fair value of contingent consideration liability of $121,000, non-cash depreciation and amortization relating to fixed assets and intangible assets, non-cash interest costs and loss on the disposal of fixed assets of $4.8 million, accounts payable, accrued expenses and other liabilities of $1.1 million, stock based compensation and employee stock purchase plan expense of $767,000, deferred income taxes of $325,000, common stock issued as compensation of $97,000, and an increase of $224,000 in restricted cash.

Net cash provided by operating activities totaled $1.5 million for the year ended December 31, 2016. Cash provided by operating activities in this period was primarily due to a net loss of $8.2 million, an increase in accounts receivable of $1.0 million, and an increase in deferred income tax liability of $1.6 million, all offset by non-cash depreciation and amortization relating to fixed assets and intangible assets, non-cash interest costs, and debt discounts of $4.3 million, stock based compensation and employee stock purchase plan expense of $446,000, recognition of a note payable in connection with the settlement of a legal matter of $1.85 million, a decrease in other assets of $4.1 million, a net decrease in settlement processing assets and liabilities of $1.4 million, and an increase in accounts payable, accrued expenses, and other liabilities of $233,000.

Investing Activities. Cash used in investing activities totaled $2.3 million for the year ended December 31, 2017, including a decrease of $134,000 in restricted cash and equivalents held to satisfy client obligations, and the purchases of property and equipment of $2.2 million.

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

Financing Activities. Cash used in financing activities totaled $5.9 million for the year ended December 31, 2017, which included $8.2 million of cash used for payments on long-term debt and deferred financing fees, payment of deferred and contingent acquisition consideration of $314,000, partially offset by proceeds from notes payable of $1.5 million, an increase of $134,000 in client fund obligations, and proceeds from the issuance of common stock and sale of preferred stock of $825,000.

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

Effects of Inflation

The Payment Services Segment’s and HR & Payroll Services Segment’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to revenues. While these can be positive or negative, since a portion of Payment Services Segment’s revenues are derived as a percentage of dollar volume processed, Payment Services Segment’s revenues will generally rise when inflation rises. Additionally, the HR & Payroll Services Segment’s revenues include the interest earned on the funds held for clients’ investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below.

Use of Estimates, Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; estimates of allowances and reserves against accounts receivable, reserves for chargebacks, goodwill, intangible assets, and other long-lived assets; legal contingencies; the fair value of equity instruments classified as liabilities; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions. These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in general when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for chargebacks, discounts and other allowances are estimated and recorded concurrent with the recognition of revenue and are primarily based on historic rates.

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its third party clients. Third party clients include ISOs, VARs, ISVs, and financial institutions. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of contracts pursuant to which the Company processes credit and debit card transactions for the third parties’ merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays to the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Under the majority of the Company’s sales arrangements, the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. In all of the above instances, the Company recognizes revenues net of interchange fees, which are assessed to its merchant and third party merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers.

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for many of its clients. Clients contract with JetPay Payments, FL for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the principal obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $10.8 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Revenues from the Company’s JetPay HR & Payroll Services operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $413,000 and $436,000 were recorded as of December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, restricted cash, settlement processing assets and liabilities, accounts receivable, funds held for clients, accounts payable and client fund obligations, approximated fair value as of the balance sheet dates presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, accounts receivable, settlement processing assets and funds held for clients. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual goodwill impairment testing indicated there was no impairment as of December 31, 2017. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual testing indicated there was no impairment as of December 31, 2017.

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

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act will impact the Company’s income tax (benefit) from continuing operations in future periods. The Tax Act resulted in the following impacts to the Company: (i) the federal statutory income tax rate was reduced from 34% to 21% for 2018 and tax years following; and (ii) a one-time net expense of $3.4 million was recorded in the three months ended December 31, 2017 as a result of re-measuring the Company’s deferred tax balances at the new statutory rate. Upon completion of the Company’s 2017 U.S. income tax return in 2018, additional re-measurement adjustments may be identified to the recorded deferred tax liabilities and the one-time transition tax. Management will continue to assess the provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2017 and 2016. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Recent Accounting Standards

The Company reviews all newly issued accounting standards for any potential impact to its consolidated financial statements and disclosures. See Note 3. Summary of Significant Accounting Policies in Part IV, Item 15. Exhibits, Financial Statements Schedules of this annual report for a description of recent accounting standards including standards recently adopted by the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and the chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). As of December 31, 2017, management concluded that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The name and age of our directors and executive officers as of March 26, 2018 are as follows:

Name	Age	Position
Bipin C. Shah	79	Chairman of the Board of Directors
Diane (Vogt) Faro	66	Chief Executive Officer and Director
Donald J. Edwards	52	Director
Robert Frankfurt	52	Director
Robert Metzger	50	Director
Steven M. Michienzi	34	Director
Laurence L. Stone	52	Director
Peter B. Davidson	64	Vice-Chairman and Corporate Secretary
Gregory M. Krzemien	58	Chief Financial Officer
Michael Collester	53	Chief Operating Officer

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

Diane (Vogt) Faro has been on the Board since April 1, 2014 and has been the Chief Executive Officer since May 5, 2016. From December 2011 until May 5, 2016, Ms. Faro was President of National Benefit Programs, LLC, a provider of brand loyalty and discount programs to small to mid-size businesses. Prior to joining National Benefit Programs, from 2009 to December 2011, Ms. Faro was a consultant for the electronic payments industry focused on assisting companies in growing revenues. From 2005 to 2009, Ms. Faro was President of Global Merchant Services at First Data Corporation, a payment processing company where she was responsible for over $1 billion in annualized revenues. Ms. Faro also served as President of First Data’s Alliance Group. Prior to these roles at First Data, Ms. Faro was Chief Executive Officer of Chase Merchant Services LLC, which processed over $170 billion in payment volume annually during her tenure. Ms. Faro has served on the Board of Directors of the Electronic Transactions Association, Merchant Link and Front Stream Payments, all of which are private companies in the payment processing industry. Ms. Faro is one of the founding members of the Women’s Networking in Electronic Transactions (W.net), which offers women in the payments industry a place to network and find mentors. Ms. Faro’s extensive experience in the payments industry provides her with the necessary skills to provide the Board and management with valuable insight into marketing and operational issues and lead our management team with respect to operational, strategic and management issues.

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

Robert Frankfurt has been on the Board since October 30, 2017. Mr. Frankfurt founded Myca Partners, Inc., an investment advisory services firm (“Myca”), in 2006 to invest in small cap U.S. public and private companies. Prior to forming Myca, Mr. Frankfurt spent more than a decade as a partner and senior portfolio manager at various investment partnerships. Mr. Frankfurt recently served on a number of public company boards, including Handy & Harman Ltd. (NASDAQ: HNH), an industrial products technology company, which was sold in October 2017 to Steel Partners Holdings L.P., Jive Software, Inc. (NASDAQ: JIVE), a global provider of communication and collaboration solutions for businesses and government agencies prior to its sale to ESW Capital, LLC in June 2017, and Peerless Systems Corp (NASDAQ: PRLS). Mr. Frankfurt began his career as a financial analyst in the mergers and acquisition department of Bear, Stearns & Co. and later joined Hambro Bank America as an associate focused on mergers and acquisitions and venture capital transactions. Mr. Frankfurt graduated from the Wharton School of Business with a B.S. in Economics and received an MBA from the Anderson Graduate School of Management at UCLA. We believe that Mr. Frankfurt, with a career of over 30 years in assisting senior management and providing board leadership for numerous companies, including NASDAQ companies in the technology and payment processing industry, will bring valuable expertise to our organization in the areas of strategic direction, financing strategies, acquisitions, and overall industry expertise.

Robert Metzger has been on the Board since November 20, 2017 when he was appointed to serve as a Class B Director. Mr. Metzger has served as Director of the Investment Banking Academy at the Gies College of Business at the University of Illinois since April 2015 and he has also been the Director of the Gies College of Business Honors Programs since January 2017. In addition, he serves as a Lecturer in the Department of Finance. Since 2016, Mr. Metzger has served as a senior director at William Blair & Company, an investment bank. Mr. Metzger previously served as partner and managing director at William Blair & Company, where he was head of the Technology group from January 2011 to December 2015 and head of the Financial Services Investment Banking Group from April 2007 to December 2015. Prior to joining William Blair & Company, Mr. Metzger worked at ABN Amro Incorporated, A.T. Kearney, and Price Waterhouse. Mr. Metzger currently serves as a member of the Board of Directors and Audit Committees at WageWorks, USA Technologies, and Millennium Trust Company, and serves as a Senior Advisor of Mission OG. Mr. Metzger graduated from the University of Illinois at Urbana-Champaign with a B.S. in Accountancy and received an MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Metzger, with his extensive and valuable experience of over 25 years in investment banking and academics, including the experiences he gained from his leadership roles on various boards, including companies in the human resources and payment technology space, will be of great value in assisting management and the board with strategic direction and increasing stockholder value.

Steven M. Michienzi has been on the Board since October 11, 2013, when he was appointed by the holders of our Series A Preferred pursuant to the Series A Securities Purchase Agreement. Mr. Michienzi is a Principal of Flexpoint Ford, LLC, where his primary responsibilities include the evaluation and management of investments across the financial services industry. Mr. Michienzi has been with Flexpoint Ford, LLC since 2009. From June 2006 to June 2009, Mr. Michienzi worked in the investment banking division of Wachovia Securities specializing in mergers and acquisitions and capital raising advisory assignments. Mr. Michienzi serves as a director of GeoVera Investment Group, Ltd., a homeowners’ insurance company. He previously served as a director of Financial Pacific Holdings, LLC, an equipment leasing company, and Corporate Finance Group, Inc., a provider of finance and accounting advisory services. Mr. Michienzi graduated magna cum laude with a B.S. in economics from Duke University where he was elected into Phi Beta Kappa honor society. We believe that Mr. Michienzi’s experience as an investment professional at a private equity firm focused on the financial services industry and his knowledge of evaluating and managing investments generally provide him with the necessary skills to serve as a member of the Board and enable him to provide valuable insight to the Board regarding strategic issues, general investor trends, and future acquisition investments.

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

Gregory M. Krzemien has served as the Company’s Chief Financial Officer since February 7, 2013. From 1999 to October, 2012, Mr. Krzemien served as Chief Financial Officer, Treasurer and Corporate Secretary of Mace Security International, Inc., a publicly traded company that is a manufacturer of personal defense sprays, personal protection products and electronic surveillance equipment, and the operator of a UL rated wholesale security monitoring station. From 1992 to 1999, Mr. Krzemien served as Chief Financial Officer and Treasurer of Eastern Environmental Services, Inc., a publicly traded solid waste company. From 1981 to 1992, Mr. Krzemien held various positions at Ernst & Young LLP, including Senior Audit Manager from October 1988 to August 1992. Mr. Krzemien has significant experience in the areas of mergers and acquisitions, SEC reporting, strategic planning and analysis, financings, corporate governance, risk management and investor relations. Mr. Krzemien holds a B.S. Honors Degree in Accounting from the Pennsylvania State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, there were three late Form 4 filings in fiscal year 2017, all of which related to our directors or officers, one for Diane (Vogt) Faro, one for Gregory M. Krzemien, and one of which related to Laurence L. Stone.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. Our code of conduct and ethics has been posted on our website and can be found at www.jetpay.com. Our code of conduct and ethics may also be obtained by contacting investor relations at the Company’s Corporate Offices at 7450 Tilghman Street, Allentown, Pennsylvania 18106. Any amendments to our code of conduct and ethics or waivers from the provisions of the code for our chief executive officer, our chief financial officer and accounting officer and all persons providing similar functions will be disclosed on our website promptly following the date of such amendment or waiver and we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

Ms. Faro serves as the Company’s principal executive officer. We do not currently have a lead independent director. The Board has determined that this leadership structure is appropriate as the Board believes that its other structural features, including four independent, non-employee directors on a board currently consisting of seven directors and key committees consisting wholly of independent directors, provide for substantial independent oversight of the Company’s management. However, the Board recognizes that depending on future circumstances, other leadership models may become more appropriate. Accordingly, the Board will continue to periodically review its leadership structure.

Risk Oversight

Management is responsible for the day-to-day management of risks faced by our company, while the Board currently has responsibility for the oversight of risk management. In its risk oversight role, the Board seeks to ensure that the risk management processes designed and implemented by management are adequate. The Board also reviews with management our strategic objectives, which may be affected by identified risks, our plans for monitoring and controlling risk, the effectiveness of such plans, appropriate risk tolerance and our disclosure of risk. Our Audit Committee is responsible for periodically reviewing with management and our independent auditors the adequacy and effectiveness of our policies for assessing and managing risk. The other committees of the Board also monitor certain risks related to their respective committee responsibilities. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Board Committees

Our Board of Directors has established various committees to assist it with its responsibilities. Those committees are described below.

Nominating Committee

We have established a Nominating Committee of the Board of Directors, which consists of Messrs. Edwards (Chair) and Frankfurt, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market. The Nominating Committee operates pursuant to a charter that complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters. Our Nominating Committee charter has been posted on our website and can be found at www.jetpay.com.

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The Nominating Committee’s guidelines for selecting nominees generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to the Board’s deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications and factors relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time. The Nominating Committee does not have a policy with regard to consideration of candidates for election to the Board recommended by stockholders and does not distinguish among nominees recommended by stockholders and other persons. The Board believes that the governance and nominating committee charter provides adequate and proper procedures for identifying director nominees and, therefore, it is appropriate not to have such a policy. Stockholders wishing to recommend a nominee for director are to submit such nomination in writing, along with any other supporting materials the stockholder deems appropriate, to the Secretary of the Company, Peter B. Davidson, at the Company’s corporate offices at 7450 Tilghman Street, Allentown, Pennsylvania, 18106.

Audit Committee

We have established an Audit Committee of the Board. As required by the rules of The NASDAQ Stock Market, each of the members of our Audit Committee is able to read and understand fundamental financial statements. Prior to his death in May 2017, Mr. Robert B. Palmer was the audit committee “financial expert” and was determined to be “financially sophisticated” as defined by the rules of the SEC and The NASDAQ Stock Market, respectively. On October 30, 2017, the Board named Robert Frankfurt as the Chairman of the Audit Committee and as an audit committee “financial expert,” and on January 30, 2018, the Board of Directors appointed Robert Metzger to serve on the Audit Committee. Messrs. Frankfurt, Metzger and Michienzi, the current members of the Audit Committee, have extensive financial experience and an understanding of financial statements, generally accepted accounting principles and financial reporting internal controls and procedures. Our Audit Committee operates pursuant to a charter which complies with current federal and NASDAQ Stock Market rules relating to corporate governance matters (the “Audit Committee Charter”). The Audit Committee Charter has been posted on our website and can be found at www.jetpay.com. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include:

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

The Audit Committee consists of Messrs. Frankfurt, Metzger and Michienzi, each of whom is an independent director under the rules and regulations of The NASDAQ Stock Market.

Compensation Committee

Our Compensation Committee is composed of two members of our Board of Directors and is currently comprised of Messrs. Edwards (Chair) and Michienzi. All of the members of our Compensation Committee are independent under the rules of The NASDAQ Stock Market, are “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to its charter (which is available at www.jetpay.com), the Compensation Committee is charged with performing an annual review of our executive officers’ salary, incentive opportunities and equity holdings to determine whether they provide adequate incentives and motivation to the executive officers and whether they adequately compensate the executive officers relative to officers in other comparable companies, as set forth in the Compensation Committee Charter, the Compensation Committee duties include the following:

•	Our Compensation Committee annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives, and determines the CEO’s compensation levels based on this evaluation.
•	Our Compensation Committee annually makes recommendations to our Board with respect to the compensation of the Company’s Chief Financial Officer, Vice-Chairman and Chief Operating Officer. In addition, our Compensation Committee has the authority to review the compensation of all of our executive officers. The CEO advises our Compensation Committee on the annual performance and appropriate levels of compensation of our executive officers (other than the CEO).
•	Our Compensation Committee has the authority to retain and terminate any compensation consultant to assist in the evaluation of director, CEO and other executive officer compensation. No compensation study was commissioned for 2017 or 2016.
•	Our Compensation Committee has the authority to form and delegate authority to subcommittees.

Shareholder Communications

Stockholders may communicate appropriately with any and all of our directors by sending written correspondence addressed as follows:

JetPay Corporation

Attention: Board of Directors

c/o Peter B. Davidson, Secretary

7450 Tilghman Street

Allentown, Pennsylvania 18106

Our Secretary will forward such communication to the appropriate members of the Board of Directors.

Meeting Attendance

Our Board of Directors held twelve meetings in the past fiscal year. Meetings include both in-person and telephonic meetings. For information regarding committee composition, please see the section above entitled “Board Committees.” The Company does not have a policy with respect to attendance of members of the Board of Directors at annual meetings. The Company held its annual meeting on August 15, 2017 and six directors were in attendance.

Item 11. Executive Compensation

This discussion provides an overview of the compensation paid to our Chief Executive Officer, Vice-Chairman, Chief Financial Officer and Chief Operating Officer (our “Named Executive Officers”) for 2017 and 2016. The names and titles of the Company’s 2017 Named Executive Officers are:

•	Bipin C. Shah – Chairman of the Board (currently) and Chief Executive Officer until May 5, 2016
•	Diane (Vogt) Faro – Chief Executive Officer since May 5, 2016
•	Peter B. Davidson – Vice-Chairman and Corporate Secretary
•	Gregory M. Krzemien – Chief Financial Officer
•	Michael Collester – Chief Operating Officer since August 23, 2016

Overview; Risk Management

Our Compensation Committee used a comprehensive executive compensation program and philosophy during 2017.

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

Summary Compensation Table

The following table sets forth the compensation earned by our Named Executive Officers for the fiscal year ended December 31, 2017 and for the preceding fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(4)	Stock Awards ($)(5)	All Other Compensation ($)(6)	Total ($)
Bipin C. Shah,
Chairman of the Board and	2017	300,000	-	-	4,846	304,846
Chief Executive Officer (1)	2016	300,000	-	-	4,846	304,846
Diane (Vogt) Faro,	2017	433,000	-	97,328	8,100	538,428
Chief Executive Officer (2)	2016	262,136	839,672	-	2,770	1,104,578
Peter B. Davidson,
Vice-Chairman and	2017	275,000	-	-	-	275,000
Corporate Secretary	2016	275,000	-	-	-	275,000
Gregory M. Krzemien,	2017	283,846	109,464	-	7,824	401,134
Chief Financial Officer	2016	270,000	-	-	7,950	277,950
Michael Collester	2017	318,750	-	-	8,100	326,850
Chief Operating Officer (3)	2016	195,233	-	-	5,857	201,090

(1)	Bipin C. Shah resigned as Chief Executive Officer on May 5, 2016. Compensation after Mr. Shah’s resignation as Chief Executive Officer related to Mr. Shah’s service as Chairman of the Board.
(2)	Diane (Vogt) Faro was appointed as Chief Executive Officer on May 5, 2016.
(3)	Michael Collester was appointed as Chief Operating Officer on August 23, 2016.
(4)	Represents the aggregate grant date fair value of stock options granted during the year indicated. The grant date fair value of stock option awards was determined using the Black-Scholes option pricing model in accordance with FASB ASC Topic 718 utilizing the assumptions discussed in Note 12. Stockholders’ Equity (Deficit) in the accompanying consolidated financial statements.
(5)	The amounts in this column represent the fair value of stock awards received by the Named Executive Officer.
(6)	The amounts in this column represent matching contributions received by the Named Executive Officer from participation in the Company’s defined contribution pension plan.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our Named Executive Officers as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Bipin C. Shah	250,000(1)	-	$3.00	12/12/23
Diane (Vogt) Faro	411,437(2)	188,563	$2.48 to $2.60	5/6/26 to 11/1/26
Peter B. Davidson	125,000(1)	-	$3.00	12/12/23
Gregory M. Krzemien	204,166(3)	95,834	$3.00 to $3.10	8/30/23 to 11/15/27
Michael Collester	-	-	-	-

(1)	Options granted on December 12, 2013 to Mr. Shah and Mr. Davidson vested equally over four years on the annual anniversary date of the grant.
(2)	Options in the amount of 250,000 granted on May 5, 2016 and 350,000 on October 31, 2016 to Ms. Faro vest daily over two years from the dates of the grants.
(3)	Options in the amount of 200,000 granted on August 30, 2013 to Mr. Krzemien vested with respect to 50,000 shares immediately on the date of grant with the remainder vesting in 18 equal monthly installments. Additional options in the amount of 100,000 granted to Mr. Krzemien on November 15, 2017 vest monthly over two years from the date of the grant.

Potential Payments upon Termination or Change-in-Control

Except for the agreements with Ms. Faro, Mr. Krzemien and Mr. Collester, the terms of which are summarized below, we do not have employment agreements with any of our Named Executive Officers or any other contract, agreement, plan or arrangement that provides for payments to any Named Executive Officer in connection with any termination of employment, a change in control of the Company or a change in the Named Executive Officer’s responsibilities.

Diane (Vogt) Faro Employment Agreement

On May 5, 2016, the Company and Ms. Faro entered into an executive employment agreement, which commenced on May 5, 2016. Pursuant to the agreement, Ms. Faro shall serve as Chief Executive Officer for an initial term of two years. Ms. Faro received a base salary of $400,000 beginning on the agreement’s commencement date and ending on the first anniversary thereof, and now receives a base salary of $450,000 through the end of the term. In addition to her base salary, Ms. Faro is eligible to receive an annual cash bonus of up to 50% of her base salary as of the end of the calendar year to which such bonus relates, as determined in the sole discretion of the Board of Directors. In connection with Ms. Faro’s entry into her employment agreement, she was granted 250,000 options to purchase shares of the Company’s common stock, which options have an exercise price of $2.48 and vest ratably on a daily basis over the Term, pursuant to the Company’s 2013 Stock Incentive Plan.

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

Gregory Krzemien Employment Agreement

On November 15, 2017, the Company and Mr. Krzemien entered into an employment agreement. Pursuant to the agreement, Mr. Krzemien continues to serve as Chief Financial Officer of the Company for an initial term ending November 15, 2020. Mr. Krzemien receives a base salary of $300,000 per annum, retroactive to July 1, 2017.  During the term of Mr. Krzemien’s employment, Mr. Krzemien’s salary may be increased on an annual basis by the Board in its discretion based on Mr. Krzemien’s performance. In addition to his base salary, Mr. Krzemien is eligible to receive an annual bonus as determined by the Board in its sole discretion. On the effective date of the agreement, the Company awarded to Mr. Krzemien 100,000 options to purchase shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2013 Stock Incentive Plan, at an exercise price of $3.00 per share and shall vest ratably on a monthly basis beginning on the effective date of the agreement and ending on the second anniversary thereof.

In the event Mr. Krzemien is terminated by the Company without Cause (other than by notice of nonrenewal of the agreement) or Mr. Krzemien terminates his employment for Good Reason, then, in addition to the payment of any base salary earned but unpaid through the date of termination and any accrued but unused vacation time as of the date of termination, the Company shall (i) continue to pay to Mr. Krzemien his base salary for a period of twelve (12) months following the date of the termination and (ii) accelerate the vesting of the options granted to Mr. Krzemien that would have vested during twelve months following Mr. Krzemien’s termination had no such termination occurred. The Company’s obligations to make such payments and provide such benefits are conditional upon Mr. Krzemien’s continued compliance with certain restrictive covenants in favor of the Company and Mr. Krzemien’s execution, delivery and non-revocation of a release of claims against the Company and a mutual non-disparagement agreement with the Company.

Following the termination of his employment, Mr. Krzemien shall have certain continuing obligations under the agreement, including but not limited to those relating to the non-disclosure of confidential information, non-competition, non-solicitation and proprietary rights.

Michael Collester Employment Agreement and Transition Agreement

On August 23, 2016, the Company and Mr. Collester entered into an amended and restated employment agreement, which commenced on August 23, 2016. The agreement amended and restated the employment agreement, dated as of November 7, 2014, by and between JetPay Payments, PA and Mr. Collester. Pursuant to the agreement, Mr. Collester agreed to serve as Chief Operating Officer of the Company for an initial term ending December 31, 2017. Following the termination of the initial term, Mr. Collester’s employment agreement was automatically renewed for an additional year. On March 28, 2018, Mr. Collester and the Company entered into a transition agreement pursuant to which Mr. Collester agreed to terminate his employment with the Company effective December 31, 2018 and to work with the Chief Executive Officer of the Company prior to that date to transition his responsibilities to other employees of the Company.

Under his employment agreement, Mr. Collester received a base salary of $325,000 and was eligible for a discretionary bonus. Pursuant to the transition agreement, the Company will pay Mr. Collester an aggregate amount of $124,750 in compensation for Collester’s work performed prior to the termination of his employment.

Following the termination of his employment, Mr. Collester shall have certain continuing obligations under his employment agreement and transition agreement, including but not limited to those relating to the non-disclosure of confidential information, non-competition, non-solicitation and proprietary rights.

Director Compensation

The following table provides summary information concerning cash and certain other compensation paid or accrued by JetPay to or on behalf of JetPay’s Board for the year ended December 31, 2017.

DIRECTOR COMPENSATION (5)

	Fees Earned ($)	Option Awards ($)(1)	Total ($)

Donald J. Edwards	26,500	-	26,500
Robert Frankfurt (1)	6,887	-	6,887
Jonathan M. Lubert (2)	19,000	-	19,000
Robert Metzger (3)	3,129	-	3,129
Steven M. Michienzi	24,000	-	24,000
Robert B. Palmer (4)	8,543	-	8,543
Laurence L. Stone	22,000		22,000

(1)	Robert Frankfurt was appointed to the Board of Directors on October 30, 2017.
(2)	Jonathan M. Lubert resigned from the Board of Directors effective January 9, 2018.
(3)	Robert Metzger was appointed to the Board of Directors on November 20, 2017.
(4)	Robert B. Palmer was an independent director prior to his passing on May 7, 2017.
(5)	Diane (Vogt) Faro and Bipin C. Shah received compensation from the company in 2017 and accordingly are not deemed independent directors and are not paid director fees.

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid in a taxable year to our Chief Executive Officer and the three highest paid executive officers (excluding the Chief Financial Officer). We consider the impact of this deductibility limit on the compensation that we intend to award, and attempt to structure compensation such that it is deductible when appropriate. However, we may exercise discretion to award compensation that is not fully deductible under Code Section 162(m) when it is in the best interests of the Company or is otherwise appropriate, such as in order to recruit and retain key executives. For 2017 and 2016, the Company was entitled to a deduction for all compensation paid to our Named Executive Officers.

When establishing executive compensation, we consider the effect of various forms of compensation on the Company’s financial reports. In particular, we will consider the potential impact on current and future financial reports of all equity compensation that we may grant in the future.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of the three independent directors listed above. During 2016, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related party transactions. In 2017, none of our executive officers served on the Board or compensation committee of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2013 Stock Incentive Plan, as amended in 2016 and 2017, has been approved by the stockholders. Stock options are issued under the Amended and Restated 2013 Stock Incentive Plan at the discretion of the Compensation Committee to employees at an exercise price of no less than the then current market price of the common stock and generally expire ten years from the date of grant. Allocation of available options and vesting schedules are at the discretion of the Compensation Committee and are determined by potential contribution to, or impact upon, the overall performance of the Company by the executives and employees. Stock options are also issued to members of the Board of Directors at the discretion of the Compensation Committee. These options may have similar terms as those issued to officers or may vest immediately. The purpose of the Amended and Restated 2013 Stock Incentive Plan is to provide a means of performance-based compensation in order to provide incentive for the Company’s employees.

The Company’s 2015 Employee Stock Purchase Plan (the “ESPP”) has been approved by the stockholders. The ESPP allows certain defined employees to contribute a percentage of their cash earnings, subject to certain maximum amounts, to be used to purchase shares of the Company’s common stock on each of two semi-annual purchase dates. The purchase price is equal to 90% of the fair value of the Company’s common stock on the commencement date or the purchase date of each offering period, whichever is lower. As of December 31, 2017, an aggregate of 185,334 shares of the Company’s common stock remain reserved for issuance under the Company’s ESPP. The Company’s initial purchase period under the ESPP began on January 1, 2016 with 22,876 shares issued on July 1, 2016, 51,480 shares issued on January 5, 2017 and 40,310 shares issued on July 12, 2017. The Company uses the Black-Scholes option-pricing model to determine the fair value of the ESPP stock rights.

The following table sets forth certain information regarding the Company’s Amended and Restated 2013 Stock Incentive Plan and the 2015 Employee Stock Purchase Plan as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2013 Stock Incentive Plan	2,739,998	$2.91	1,215,762
2015 Employee Stock Purchase Plan	114,666	$-	185,334
Warrants issued to WLES	266,667	$2.27	-
Total	3,121,331	$2.85	1,401,096

Beneficial Ownership

The following beneficial ownership table sets forth information as of February 28, 2018 regarding ownership of shares of JetPay common stock by the following persons:

•	each person who is known to JetPay to own beneficially more than 5% of the outstanding shares of JetPay common stock;
•	each director of JetPay;
•	each Named Executive Officer; and
•	all directors and executive officers of JetPay, as a group.

Unless otherwise indicated, to JetPay’s knowledge, all persons listed on the beneficial ownership table below have sole voting and investment power with respect to their shares of JetPay common stock. Unless otherwise indicated, the address of the holder is c/o the Company, 7450 Tilghman Street, Allentown, Pennsylvania, 18106.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned (12)
5% or Greater Stockholders:
Flexpoint Fund II, L.P. (1)	12,669,407	45.1%
Sundara Investment Partners, LLC (2)	4,279,703	21.7%
Gene M. Valentino (3)	2,429,556	15.8%
Michael Collester (4)	1,640,000	10.6%
Wellington Management Company, LLP (5)	1,537,239	9.9%
WLES, L.P. (6)	1,512,334	9.6%
C. Nicholas Antich (7)	972,173	6.3%
Carol A. Antich (7)	972,173	6.3%

Directors and Named Executive Officers:
Donald J. Edwards (1)	12,669,407	45.1%
Laurence L. Stone (2)	5,142,859	26.1%
Michael Collester (5)	1,640,000	10.6%
Bipin C. Shah (8)	1,218,364	7.8%
Diane (Vogt) Faro (9)	553,985	3.5%
Peter B. Davidson (10)	254,684	1.6%
Gregory M. Krzemien (11)	220,830	1.4%
Robert Frankfurt	-	*
Robert Metzger	-	*
Steven M. Michienzi	-	*
All current directors and executive officers as a group (10 persons)	21,700,129	64.8%

*	Represents less than 1%.
(1)	The business address of Flexpoint is 676 N. Michigan Avenue, Suite 3300, Chicago, IL 60611. The general partner of Flexpoint Fund II, L.P. is Flexpoint Management II, L.P., of which the general partner is Flexpoint Ultimate Management II, LLC. The sole managing member of Flexpoint Ultimate Management II, LLC is Donald J. Edwards. Represents 10,310,276 shares subject to conversion of Series A Preferred Convertible Stock at the holder’s option.
(2)	Based solely on the information contained in a Schedule 13D filed by Laurence L. Stone on October 28, 2016. The business address of Mr. Stone and Sundara Investment Partners, LLC is 725 Eagle Farm Road, Villanova, PA 19085. Mr. Stone is the managing member of Sundara. Mr. Stone reported beneficial ownership over 4,349,416 shares, including (i) 3,482,793 shares of Common Stock issuable upon conversion of the Series A Preferred Convertible Stock owned by Sundara; (ii) 13,300 shares of common stock held by Mr. Stone directly; (iii) 125,000 shares of common stock owned by LHLJ, Inc.; (iv) 388,573 shares of common stock owned by Main Line Trading Partners, LLC; and (v) 339,750 shares of common stock owned by The Stone Family Trust.

(3)	The business address of Mr. Valentino is 316 South Baylen, Suite 590, Pensacola, FL 32502.
(4)	The business address of Mr. Collester is 136 East Watson Avenue, Langhorne, PA 19047.
(5)	Based solely on the information contained in a Schedule 13G filed by Wellington Management Company, LLP on January 10, 2013, Schedule 13D filed on January 17, 2017 and Amendment to Schedule 13G. The business address of the entity is 80 Congress Street, Boston, Massachusetts 02210. Includes the purchase of 386,811 shares of common stock that were issuable upon exercise of options held by certain investment advisory clients and excludes 616,500 shares subject to conversion of Series A-1 Preferred Convertible Stock at the holder’s option because each of the options provides that the holder thereof does not have the right to exercise the option to the extent (but only to the extent) that such exercise would result in it or any of its affiliates beneficially owning more than 9.9% of the common stock.
(6)	Based solely on the information contained in a Schedule 13D/A filed by WLES, L.P. on March 12, 2018. The business address of WLES, L.P. is 3361 Boyington Drive, Carrollton, TX 75006. The general partner of WLES, L.P. is Transaction Guy & The Triumphant Ones, LLC, a Texas limited liability company. The controlling members of the general partnership are Trent R. Voigt and Sue Lynn Voigt, husband and wife and individual residents of the State of Texas. Includes 266,667 shares of common stock subject to outstanding warrants that are exercisable within 60 days of February 28, 2018.
(7)	The business address of Mr. C. Nicholas Antich and Carol A. Antich is 3939 West Drive, Center Valley PA 18034. Includes 204,420 shares owned by Mr. C. Nicholas Antich, 204,420 shares owned by Mrs. Carol A. Antich, the wife of Mr. C. Nicholas Antich, 537,813 shares owned by Mr. C. Nicholas Antich and Carol A. Antich, as Tenants by the Entireties, and 25,520 shares owned by Brittany N. McCausland Trust u/a 2/17/99, of which Mr. and Mrs. Antich are the trustees and on whose behalf Mr. and Mrs. Antich have the right to act.
(8)	Includes 250,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2018 and 585,310 shares of common stock in the Bipin C. Shah Trust U/A dated July 31, 2001. The business address of the trustee is 159 West Lancaster Avenue, Paoli, PA 19301.
(9)	Includes 509,245 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2018.
(10)	Includes 125,000 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2018.
(11)	Includes 220,830 shares of common stock subject to outstanding options that are exercisable within 60 days of February 28, 2018.
(12)	Percentage calculations based on 15,408,767 shares outstanding on February 28, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Until February 28, 2018, JetPay HR & Payroll Services’ headquarters were located in Center Valley, Pennsylvania and consisted of approximately 22,500 square feet leased from C. Nicholas Antich, the former president of JetPay HR & Payroll Services, and Carol A. Antich. The office lease, pursuant to which the Company paid rent of $45,163 per month, expired on February 28, 2018. Rent expense under this lease was $542,000 and $531,500 for the years ended December 31, 2017 and 2016. On October 20, 2017, the Company entered into a new lease to replace the JetPay HR & Payroll Services’ headquarters lease in Center Valley upon its termination, and on February 28, 2018, JetPay HR & Payroll Services moved to the new location. See Note 17. Subsequent Events.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The prior lease expired on January 31, 2016. Rent expense was $60,000 and $47,000 for the years ended December 31, 2017 and 2016, respectively. As a part of current negotiations with Mr. Voigt regarding the property and other related matters, the Company and JT Holdings entered into an agreement to extend the lease for twelve months beginning on July 1, 2017 at a monthly rate of $6,000 plus utilities and certain other costs.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $0 and $67,000 for the years ended December 31, 2017 and 2016, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note and related accrued interest to Merrick. See Note 14. Commitments and Contingencies.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $42,000 and $36,000 for the years ended December 31, 2017 and 2016, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on December 31, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 14. Commitments and Contingencies, and bore interest at an annual rate of 4% with interest expense of $3,100 and $14,700 recorded for the years ended December 31, 2017 and 2016, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. This unsecured promissory note was paid down to $59,000 on August 30, 2017. See Note 10. Long-Term Debt, Notes Payable and Capital Lease Obligations.

Finally, on October 18, 2016, the Company entered into the amended and restated Series A Purchase Agreement with Flexpoint and Sundara, a Delaware limited liability company majority-owned by Laurence L. Stone. Pursuant to the amended and restated Series A Purchase Agreement, Sundara acquired 33,667 shares of Series A Preferred for $10.1 million. In connection with the Company’s entry into the amended and restated Series A Purchase Agreement, Mr. Stone was appointed as a director of the Company by holders of Series A Preferred shares. In addition, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity controlled and majority-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $730,000 and $552,000 for the years ended December 31, 2017 and 2016, respectively. In connection with the parties’ entry into the loan and security agreement, the borrowers paid LHLJ, Inc. a non-refundable closing fee of $190,000.

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

Our Board of Directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Our Board of Directors has determined that each of Messrs. Edwards, Frankfurt, Metzger, Michienzi and Stone qualifies as an independent director as defined under the rules and regulations of The NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.

The firm Marcum LLP (“Marcum”) is our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered:

Audit Fees

The Company was billed $271,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2017 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each of the first three calendar quarters of 2017.

The Company was billed $294,000 by Marcum for the audit of JetPay’s annual financial statements for the year ended December 31, 2016 and for the review of the financial statements included in JetPay’s Quarterly Reports on Form 10-Q filed for each of the first three calendar quarters of 2016.

Audit-Related Fees

During the years ended December 31, 2017 and 2016, we did not incur any audit-related fees.

Tax Fees

During the years ended December 31, 2017 and 2016, there were no fees billed for income tax preparation services by our independent registered public accounting firm.

All Other Fees

During the years ended December 31, 2017 and 2016, there were no fees billed for other matters by our independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee approved all of the Company’s Audit Related Fees, Tax Fees and All Other Fees incurred by the Company in 2017 and 2016.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The requirements of Schedule II have been included in the Notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: See Exhibit Index appearing on page 101 of this report.

JetPay Corporation

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

JetPay Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetPay Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2010.

New York, NY
March 28, 2018

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$6,824	$12,584
Restricted cash	1,905	2,129
Accounts receivable, less allowance for doubtful accounts	5,269	4,677
Settlement processing assets and funds	52,116	35,240
Prepaid expenses and other current assets	1,725	5,849
Current assets before funds held for clients	67,839	60,479
Funds held for clients	49,288	49,154
Total current assets	117,127	109,633
Property and equipment, net	3,970	2,125
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $14,418 and $10,926 at December 31, 2017 and 2016, respectively	22,598	26,090
Other assets	260	384
Total assets	$192,933	$187,210

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,364	$8,074
Accounts payable and accrued expenses	11,569	10,821
Settlement processing liabilities	51,407	35,079
Deferred revenue	492	502
Other current liabilities	50	985
Current liabilities before client fund obligations	66,882	55,461
Client fund obligations	49,288	49,154
Total current liabilities	116,170	104,615
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $274 and $339 at December 31, 2017 and 2016, respectively	12,700	13,794
Deferred income taxes	845	520
Other liabilities	1,452	1,228
Total liabilities	131,167	120,157

Commitments and Contingencies

Redeemable Convertible Preferred Stock:
Redeemable convertible Series A and Series A-1 preferred stock, $300 par value per share, 142,333 and 139,498 total shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation value of $85,400 at December 31, 2017)	59,684	53,324

Common Stock, subject to possible redemption (1,625,000 shares at December 31, 2017 and 2016)	3,520	3,520

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 142,333 and 139,498 shares of Series A and Series A-1 redeemable convertible preferred stock at December 31, 2017 and 2016, respectively)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,873,534 and 17,737,504 issued at December 31, 2017 and 2016, respectively (which includes 1,625,000 shares subject to possible redemption at December 31, 2017 and 2016) and 15,673,534 and 17,737,504 outstanding at December 31, 2017 and 2016, respectively	18	18
Additional paid-in capital	35,186	38,778
Treasury stock, 2,200,000 shares at cost	(4,950)	-
Accumulated deficit	(31,692)	(28,587)
Total Stockholders’ (Deficit) Equity	(1,438)	10,209
Total Liabilities and Stockholders’ (Deficit) Equity	$192,933	$187,210

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2017	2016

Revenues	$76,035	$56,330
Cost of revenues	52,350	37,453

Gross profit	23,685	18,877

Selling, general and administrative expenses	19,622	16,911
Settlement of legal matter	747	6,192
Change in fair value of contingent consideration liability	121	(103)
Amortization of intangibles	3,492	3,244
Depreciation	1,032	721

Operating loss	(1,329)	(8,088)

Other expenses
Interest expense	1,127	1,243
Non-cash interest costs	141	170
Amortization of debt discounts and deferred consideration	-	151
Other income	(19)	(8)

Loss before income taxes	(2,578)	(9,644)

Income tax expense (benefit)	527	(1,429)

Net loss	(3,105)	(8,215)
Accretion of convertible preferred stock	(10,400)	(6,378)

Net loss applicable to common stockholders	$(13,505)	$(14,593)

Basic and diluted loss per share applicable to common stockholders	$(0.85)	$(0.89)

Weighted average shares outstanding:
Basic and diluted	15,899,000	16,311,243

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Paid-In Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2015	14,372,990	$14	$40,807	$-	$(20,372)	$20,449

Common stock issued for cash, net of issuance costs	37,037	-	64	-	-	64
Common stock issued for acquisition	3,304,601	4	3,640	-	-	3,644
Common stock issued under employee stock purchase plan	22,876	-	47	-	-	47
Stock purchase rights issued for acquisition	-	-	152	-	-	152
Employee stock purchase plan expense	-	-	47	-	-	47
Stock-based compensation expense	-	-	399	-	-	399
Accretion of convertible preferred stock to redemption value	-	-	(6,378)	-	-	(6,378)
Net loss	-	-	-	-	(8,215)	(8,215)
Balance at December 31, 2016	17,737,504	$18	$38,778	$-	$(28,587)	$10,209
				-
Common stock issued under employee stock purchase plan	91,790	-	181	-	-	181
Common shares issued as compensation	44,240	-	97	-	-	97
Common stock released from escrow to satisfy contingent consideration obligation	-	-	525	-	-	525
Repurchase of shares into treasury	-	-	-	(4,950)	-	(4,950)
Warrants issued for settlement of legal matter	-	-	373	-	-	373
Employee stock purchase plan expense	-	-	46	-	-	46
Stock-based compensation expense	-	-	721	-	-	721
Beneficial conversion feature on convertible preferred stock	-	-	4,865	-	-	4,865
Accretion of convertible preferred stock to redemption value	-	-	(10,400)	-	-	(10,400)
Net loss	-	-	-	-	(3,105)	(3,105)
Balance at December 31, 2017	17,873,534	$18	$35,186	$(4,950)	$(31,692)	$(1,438)

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2017	2016
Operating Activities
Net loss	$(3,105)	$(8,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,032	721
Stock-based compensation	721	399
Employee stock purchase plan expense	46	47
Common stock issued as compensation	97	-
Amortization of intangibles	3,492	3,244
Non-cash interest costs	141	170
Amortization of debt discounts	-	151
Change in fair value of contingent consideration liability	121	(103)
Loss on disposal of fixed assets	110	30
Provision for loss on receivables	45	-
Recognition of note payable in connection with settlement of legal matter	-	1,853
Deferred income taxes	325	(1,594)
Change in operating assets and liabilities
Restricted cash	224	(3)
Accounts receivable	(637)	(1,017)
Settlement processing assets, funds and obligations, net	(548)	1,447
Prepaid expenses and other current assets	(826)	84
Other assets	124	4,139
Deferred revenue	(10)	(56)
Accounts payable, accrued expenses and other liabilities	1,128	233
Net cash provided by operating activities	2,480	1,530

Investing Activities
Net increase in restricted cash held to satisfy client fund obligations	(134)	(819)
Cash acquired in acquisition	-	520
Purchase of property and equipment	(2,207)	(716)
Investment in acquired technology	-	(623)
Proceeds on disposal of property and equipment	-	15
Net cash used in investing activities	(2,341)	(1,623)

Financing Activities
Payments on long-term debt and capital lease obligations	(8,114)	(14,036)
Proceeds from sale of preferred stock, net of issuance costs	825	12,406
Proceeds from notes payable	1,465	11,490
Restricted cash reserve	-	(1,900)
Payment of deferred and contingent acquisition consideration	(314)	(1,386)
Net increase in client funds obligations	134	819
Payment of deferred financing fees associated with new borrowings	(76)	(421)
Proceeds from issuance of common stock, net of issuance costs	-	64
Proceeds from issuance of common stock pursuant to employee stock purchase plan	181	47
Net cash (used in) provided by financing activities	(5,899)	7,083

Net (decrease) increase in cash	(5,760)	6,990
Cash, beginning	12,584	5,594
Cash, ending	$6,824	$12,584

JetPay Corporation

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Years Ended December 31,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,261	$1,088
Cash paid for taxes	$112	$253

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$780	$103
Treasury stock reclassification	$4,950	$-
Promissory notes issued in connection with settlement of legal matter	$-	$4,950
Indemnification asset associated with settlement of legal matter	$-	$4,950
Issuance of warrants for settlement of legal matter	$373	$-
Beneficial conversion feature-convertible preferred stock	$4,865	$-
Accretion of convertible preferred stock	$10,400	$6,378
Release of common stock held in escrow	$525	$-
Fair value of assets acquired	$-	$23,949
Fair value of company stock issued	$-	$(7,163)
Fair value of contingent consideration	$-	$(1,975)
Fair value of private stock purchase rights	$-	$(153)
Fair value of liabilities assumed	$-	$14,658

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes To Consolidated Financial Statements

Note 1.   Organization, Business Operations and Liquidity

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

The Company currently operates in two business segments: (i) the Payment Services Segment and (ii) the HR & Payroll Services Segment. The Payment Services Segment is an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The HR & Payroll Services Segment provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HCM services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

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

As disclosed in Note 11. Redeemable Convertible Preferred Stock, between October 11, 2013 and August 9, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania (“FNB”) (the “Prior HR & Payroll Services Credit Facility”). See Note 10. Long-Term Debt, Note Payable and Capital Lease Obligations. These transactions provided approximately $14.0 million of net working capital, which the Company has used and expects to use for general working capital purposes, the payment of debt and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, between May 5, 2014 and April 13, 2017, the Company sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending March 31, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.4 million and estimated capital expenditures of $3.5 million to $4.0 million, $1.7 million of which the Company expects to fund with existing available credit facilities. Additionally, there are 133,333 shares of the Company’s Series A Preferred and 9,000 shares of the Company’s Series A-1 Preferred outstanding, with an aggregate redemption value of $85.4 million. On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. On or after October 11, 2018, the fifth anniversary of the initial shares issuance, the holders of the shares of Series A Preferred issued in the initial tranche have the right to require the Company to repurchase any or all of such shares of Series A Preferred at the contractual redemption price of $600 per share or up to approximately $20.0 million. In addition, should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.35 million. The Company is exploring alternative financing opportunities with its Series A Preferred stockholders should they exercise their redemption rights, including exploring alternative equity or debt investors, or pursuing the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

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

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of CollectorSolutions, Inc. and assumed approximately $1.0 million of CollectorSolutions, Inc.’s indebtedness. The 3.25 million shares of common stock issued in connection with closing, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CollectorSolutions, Inc. (the “Escrowed Shares”) and (ii) 500,000 shares placed in escrow at closing which would be released or cancelled if JetPay Payments, FL achieves certain gross profit performance targets in 2016 and 2017 (the “Earn-Out Shares”). In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the former stockholders of CollectorSolutions, Inc. in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the Merger Agreement. JetPay Payments, FL’s former stockholders may also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $1.4 million at December 31, 2017 (recorded within non-current other liabilities). See Note 3. Summary of Significant Accounting Policies.

Based upon the level of gross profit performance of JetPay Payments, FL in 2016, on June 28, 2017, the Company released 250,000 Earn-Out Shares from escrow to the former shareholders of CollectorSolutions, Inc. Based upon the level of gross profit performance in 2017, the Company anticipates releasing an additional 250,000 Earn-Out Shares from escrow related to the 2017 earn-out provisions as per the Merger Agreement. In addition, pursuant to the Merger Agreement, on June 28, 2017, the Company released 587,500 Escrowed Shares held for indemnification purposes from escrow to the former shareholders of CollectorSolutions, Inc.

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

In addition, the Company granted to each former stockholder of CollectorSolutions, Inc. a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder if Flexpoint exercises its right to redeem all of its shares of Series A Preferred. In a buyback of up to 50% of the shares issued to JetPay Payments, FL’s former shareholders, the Company would purchase each share of common stock issued as transaction consideration for $4.00 per share. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The common stock issued to JetPay Payments, FL’s former shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2017, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Consolidated Balance Sheet.

The fair value of the identifiable assets acquired and liabilities assumed in the JetPay Payments, FL acquisition as of the acquisition date includes: (i) $520,000 of cash, (ii) $537,000 for accounts receivable; (iii) $113,000 for prepaid expenses and other assets; (iv) $10.6 million for settlement processing assets; (v) $93,000 for fixed assets; (vi) the assumption of $14.7 million of liabilities, including $9.95 million of settlement processing obligations and approximately $1.0 million of long term debt; and (vii) approximately $12.1 million allocated to goodwill and other identifiable intangible assets. Within the $12.1 million of acquired intangible assets, $7.2 million was assigned to goodwill, which is not subject to amortization under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company does not expect to deduct for tax purposes the goodwill related to the JetPay Payments, FL acquisition. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) the multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of JetPay Payments, FL’s current and future projected cash flows; and (iii) the Company’s strategic business plan, which includes cross-marketing the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base as well as offering merchant credit card processing services to the Company’s payroll and HCM customer base. The remaining intangible assets were assigned to customer relationships (for $4.1 million), software costs (for $710,000), and tradename (for $70,000). The Company determined that the fair value of non-compete agreements with certain employees of JetPay Payments, FL was immaterial. Customer relationships, software costs, and trade name were assigned a life of 12 years, 19 months, and 7 months, respectively.

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

The allocation of the JetPay Payments, FL purchase price and the estimated fair market values of the JetPay Payments, FL assets acquired and liabilities assumed are shown below (in thousands):

Cash	$520
Accounts receivable	537
Settlement processing assets and funds	10,587
Prepaid expenses and other assets	113
Property and equipment, net	93
Goodwill	7,218
Identifiable intangible assets	4,881
Total assets acquired	23,949

Accounts payable and accrued expenses	1,794
Settlement processing obligations	9,951
Long term debt	1,049
Long term deferred tax liability	1,864
Total liabilities assumed	14,658
Net assets acquired	$9,291

Unaudited pro forma results of operations for the year ended December 31, 2016, as if the Company and JetPay Payments, FL had been combined on January 1, 2016, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations for the year ended December 31, 2016 are as follows (in thousands, except for shares information):

Revenues	$63,378
Operating loss	$(7,916)
Net loss	$(7,992)
Net loss applicable to common stockholders	$(14,370)
Net loss per share applicable to common stockholders	$(0.81)

Note 3.   Summary of Significant Accounting Policies

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

Use of Estimates, Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Such estimates include, but are not limited to, the value of purchase consideration of acquisitions; estimates of allowances and reserves against accounts receivable; reserves for chargebacks; goodwill; intangible assets and other long-lived assets; legal contingencies; the fair value of equity instruments classified as liabilities; and assumptions used in the calculation of stock-based compensation and in the calculation of income taxes. Actual results may differ from these estimates under different assumptions or conditions. These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in general when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured. Allowances for chargebacks, discounts and other allowances are estimated and recorded concurrent with the recognition of revenue and are primarily based on historic rates.

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its third party clients. Third party clients include Independent Sales Organizations (“ISOs”), Value Added Resellers (“VARs”), Independent Software Vendors (“ISVs”), and financial institutions. The majority of the Company’s revenue within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of contracts pursuant to which the Company processes credit and debit card transactions for the third parties’ merchant customers, revenues are primarily comprised of fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. Under certain of these sales arrangements, the Company’s sponsoring bank collects the gross revenue from the merchants, pays the interchange fees and assessments to the credit card associations, collects their fees and pays to the Company a net residual payment representing the Company’s fee for the services provided. Accordingly, under these arrangements, the Company records the revenue net of interchange, credit card association assessments and fees and the sponsoring bank’s fees. Under the majority of the Company’s sales arrangements, the Company is billed directly for certain fees by the credit card associations and the processing bank. In this instance, revenues and cost of revenues include the credit card association fees and assessments and the sponsoring bank’s fees which are billed to the Company and for which it assumes credit risk. In all of the above instances, the Company recognizes revenues net of interchange fees, which are assessed to its merchant and third party merchant customers on all processed transactions. Interchange rates and fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers.

JetPay Payments, FL functions as the merchant of record and has the primary responsibility for providing end-to-end payment processing services for many of its clients. Clients contract with JetPay Payments, FL for all credit card processing services including transaction authorization, settlement, dispute resolution, security and risk management solutions, reporting and other value-added services. As such, JetPay Payments, FL is the principal obligor in these transactions and is solely responsible for all processing costs, including interchange fees. Further, JetPay Payments, FL sets prices as it deems reasonable for each merchant. The gross fees JetPay Payments, FL collects are intended to cover the interchange, assessments, and other processing fees and include JetPay Payments, FL’s margin on the transactions processed. For these reasons, JetPay Payments, FL is the principal obligor in the contractual relationship with its customers and therefore JetPay Payments, FL records its revenues, including interchange and assessments, on a gross basis. Revenues reported by JetPay Payments, FL include interchange fees of $10.8 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively. Other fees assessed by JetPay Payments, FL to certain customers and remitted to partner entities for web and IVR supporting services provided by JetPay Payments, FL’s partner entities are presented on a net basis. The Company follows the guidance provided in ASC Topic 605-45, Revenue Recognition - Principal Agent Considerations. ASC 605-45 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors are considered in the evaluation.

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

Revenues from the Company’s JetPay HR & Payroll Services operations are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized over the service period based on when the efforts and costs are expended. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

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

Revenues from the Company’s largest customer represents 11.7% of JetPay’s consolidated revenues of $76.0 million for the year ended December 31, 2017. No customer exceeded 10.0% of consolidated revenues in 2016.

Also, see discussions for upcoming changes in revenue recognition and deferred revenue within Recent Accounting Standards section below.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $413,000 and $436,000 were recorded as of December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, restricted cash, settlement processing assets and liabilities, accounts receivable, funds held for clients, accounts payable and client fund obligations, approximated fair value as of the balance sheet dates presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, accounts receivable, settlement processing assets and funds held for clients. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

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

Property and Equipment and Depreciation

Property and equipment acquired in the Company’s business acquisitions have been recorded at estimated fair value. The Company records all other property and equipment acquired in the normal course of business at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are generally as follows: leasehold improvements – shorter of economic life or remaining term of the related lease; machinery and equipment – five (5) to fifteen (15) years; and furniture and fixtures – five (5) to ten (10) years. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual quantitative goodwill impairment testing indicated there was no impairment as of December 31, 2017 and 2016. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual qualitative testing indicated there were no indicators of impairment as of December 31, 2017 and 2016.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the conversion option in the shares of Series A Preferred and shares of Series A-1 Preferred of 16,949,152 and 1,102,041 shares of common stock, respectively, at December 31, 2017, the effect of 1,718,101 exercisable stock options granted under the Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) at December 31, 2017 and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017, have been excluded from the loss per share calculation for the year ended December 31, 2017 in that the assumed conversion of these options would be anti-dilutive. For the year ended December 31, 2016, the dilutive effect of the conversion option in the Series A Preferred and the Series A-1 Preferred of 13,793,069 and 616,500 shares of common stock, respectively, and the effect of 1,153,936 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at December 31, 2016 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,264	$-	$-	$2,264

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,982	$-	$-	$2,982

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Years Ended December 31,
	2017	2016
Beginning balance	$2,982	$1,296
Addition of JetPay Payments, FL contingent consideration	-	1,975
JetPay Payments, FL contingent consideration shares released from escrow	(525)	-
Change in fair value of JetPay Payments, TX contingent consideration	(58)	1
Change in fair value of JetPay Payments, PA contingent consideration	-	101
Change in fair value of JetPay Payments, FL contingent consideration	179	(205)
Payment of JetPay Payments, PA contingent consideration	(314)	(186)
Totals	$2,264	$2,982

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, was entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date), remains unchanged at December 31, 2017 as a result of this component being recorded as equity. The fair value at December 31, 2017 of the cash-based contingent consideration, valued at $0, as a result of the contingent consideration requirements not being met by December 28, 2017.

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

In addition to the consideration paid upon closing of the JetPay Payments, PA acquisition, the previous unitholders were entitled to receive up to an additional $500,000 if certain net revenue goals were achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, $314,000 at December 31, 2016, and $0 at December 31, 2017, with $186,000 earned and paid to the previous unitholders of JetPay Payments, PA in February 2016 and the remaining $314,000 paid on January 17, 2017.

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the former shareholders of JetPay Payments, FL are entitled to have released from escrow previously issued shares up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017. The former shareholders are also able to receive up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1,770,000 at December 31, 2016 ($563,000 recorded within other current liabilities and $1.2 million recorded within non-current other liabilities), and $1.4 million at December 31, 2017 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. Contingent consideration liability of $525,000 was reclassified to additional paid-in capital in June 2017 with 250,000 shares of common stock issued at the closing of the acquisition released from escrow as a result of the 2016 gross profit performance targets being achieved. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of December 31, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2017 and 2016. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date and through the date the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 17. Subsequent Events.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which updated through several revisions and clarifications since its original issuance and supersedes previous revenue recognition guidance.  This guidance introduces a new principles-based framework for revenue recognition, requiring an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The update also requires new qualitative and quantitative disclosures, beginning in the quarter of adoption, regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The update may be applied using one of two prescribed transition methods: retrospectively to the prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). Topic 606 is effective January 1, 2018. The Company will adopt the requirements of Topic 606 in the first quarter of 2018 and plans to utilize the full retrospective method.

The Company has substantially completed its assessment of the potential impact this guidance will have on its consolidated financial statements and related disclosures. The cumulative impact of adopting the standard is expected to be a decrease in the opening balance of retained earnings at January 1, 2017 of approximately $375,000. The expected opening adjustment to retained earnings is related to the Company capitalizing certain costs to obtain contracts with customers (principally commissions) and recognizing these costs ratably over the estimated life of the related contracts which were previously expensed as incurred, and a change in the timing of revenue recognition from over-time to point-in-time for certain services provided in the HR & Payroll Services Segment. The Company expects that these changes in accounting for certain costs to obtain a contract and the revenue recognition timing will have a material impact on its consolidated financial statements. The Company estimates the impact in the transition year will be (a) a reduction in operating expenses of approximately $500,000 with a corresponding increase to deferred costs on the consolidated balance sheet and (b) an increase to revenue of approximately $525,000 resulting from a reclassification of certain revenues previously recognized in 2016 to 2017.

The Company currently expects the most significant ongoing impact of adopting Topic 606 is the result of gross versus net presentation of certain expenses and fees in the Payment Services Segment. Under Topic 606, the Company will reflect revenue net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and assessments and fees, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and operating expense under existing standards. This change in presentation will have no effect on the reported amount of operating income (loss); however, the Company’s total revenues for the year ended December 31, 2017 is expected to be lower by approximately $20.0 million to $21.0 million. The quantitative ranges provided represent management’s best estimate of the effects of adopting Topic 606 at the time of preparation of this Annual Report on Form 10-K. The actual impact of adopting Topic 606 is subject to change from this estimate, pending the completion of the Company’s assessment. The Company expects to complete its assessment of the full financial impact of Topic 606 before filing its Quarterly Report on Form 10-Q for the three months ended March 31, 2018 which will include the required financial reporting disclosures under Topic 606.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company does not believe the adoption of this ASU will have a material impact of the Company’s Consolidated Statement of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements and disclosures.

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

Note 4.   Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized as follows:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$10	$10
Additions (charged to expense)	45	-
Deductions	-	-
Balance at end of period	$55	$10

Note 5.   Property and Equipment, net of Accumulated Depreciation

	As of December 31,
	2017	2016
	(in thousands)

Leasehold improvements	$433	$417
Equipment	2,528	1,710
Furniture and fixtures	372	330
Computer software	1,272	1,230
Vehicles	245	245
Assets in progress	2,042	83
Total property and equipment	6,892	4,015
Less: Accumulated depreciation	(2,922)	(1,890)
Property and equipment, net	$3,970	$2,125

Property and equipment included approximately $1.1 million and $422,167 of computer equipment as of December 31, 2017 and 2016, respectively, net of accumulated depreciation of $521,579 and $272,729 as of December 31, 2017 and 2016, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion.

Depreciation expense was approximately $1.0 million and $721,000 for the years ended December 31, 2017 and 2016, respectively.

Note 6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2017, is as follows (in thousands):

Balance at December 31, 2015	$41,760
Acquisition of JetPay Payments, FL	7,218
Balance at December 31, 2016	$48,978
Balance at December 31, 2017	$48,978

Note 7.   Identifiable Intangible Assets

	As of December 31,
	2017	2016
	(in thousands)
Amortized intangible assets:
Software	$6,083	$6,083
Customer relationships	29,013	29,013
Tradename	380	380
Total amortized intangible assets	35,476	35,476
Less: Accumulated amortization	(14,418)	(10,926)
Total amortized intangibles, net	21,058	24,550
Non-Amortized intangible assets:
Tradenames	1,540	1,540
Total identifiable intangible assets	$22,598	$26,090

Amortization expense was approximately $3.49 million and $3.24 million for the years ended December 31, 2017 and 2016, respectively. The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31 (in thousands):

2018	$3,393
2019	$3,393
2020	$3,022
2021	$2,765
2022	$2,765
Thereafter	$5,720

The weighted average useful life of amortizing intangible assets was 10.6 years at December 31, 2017.

Note 8.   Deferred Financing Costs

In connection with the $9 million and the $7.5 million term loans payable and the $1.0 million revolving note payable to First National Bank of Pennsylvania (“FNB”) (f/k/a Metro Bank), the Company incurred and recorded $23,000, $76,000 and $44,000 of deferred financing costs, respectively. Additionally, in connection with the $9.5 million term loan payable to LHLJ, Inc. on October 18, 2016 and certain promissory notes dated January 15, 2016 (See Note 15. Related Party Transactions), the Company incurred and recorded deferred financing fees of $141,000 and $95,000, respectively. Non-cash interest costs were $141,000 and $170,000 for the years ended December 31, 2017 and 2016, respectively, and were recorded using the effective interest method. Unamortized deferred financing costs, recorded as a reduction of long-term debt, were $274,000 and $339,000 at December 31, 2017 and 2016, respectively.

Note 9.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Trade accounts payable	$3,381	$3,438
ACH clearing liability	1,053	1,160
Accrued compensation	1,737	1,234
Accrued agent commissions	1,220	1,023
Related party payables	51	424
Other	4,127	3,542
Total	$11,569	$10,821

Note 10.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, PA. See Note 15. Related Party Transactions.	$8,557	$9,371
Term loan payable to First National Bank of Pennsylvania (“FNB”), interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	4,792	6,042
Term note payable to Fifth Third Bank, interest rate of 4% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	630	925
Credit agreement payable to Fifth Third Bank providing for a 12-month draw period through June 22, 2018 for up to $1.6 million, converting into a 36 month amortizing term note maturing June 22, 2021. The credit agreement bears interest at LIBOR plus 3% (4.625% at December 31, 2017), collateralized by the assets and equity interests of JetPay Payments, FL.	1,085	-
Master equipment capital lease agreement payable to Fifth Third Bank for up to $1.5 million of lease financing to JetPay Payments, FL for a 12-month draw period through December 31, 2018. Interim draws will have a term of up to 48 months and will bear interest at LIBOR plus 3% (4.375% at December 31, 2017), until termed at a fixed rate set forth in the lease agreement, collateralized by equipment.	303	-
Amended and restated revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (3.375% at December 31, 2017), maturing on June 1, 2018.	360	20
Promissory note payable to Merrick, interest rate of 12% beginning October 14, 2016 payable on the promissory note maturing on January 11, 2017, collateralized by the 3,333,333 shares of JetPay common stock issued to WLES and held in escrow. Paid in full on January 15, 2017.	-	5,000
Unsecured promissory note payable to stockholder. See Note 15. Related Party Transactions.	57	492
Capital lease obligations related to computer equipment and software at JetPay Payments, TX, interest rates of 5.55% to 8.55%, due in monthly lease payments of $30,144 in the aggregate maturing from December 2017 through April 2020 collateralized by equipment.	554	357
	16,338	22,207
Less current portion	(3,364)	(8,074)
Less unamortized deferred financing costs	(274)	(339)
	$12,700	$13,794

The FNB term loan agreement requires the Company to provide FNB with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The FNB agreement also contains certain annual financial covenants with which the Company was in compliance as of December 31, 2017.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matured on June 2, 2017 and was renewed to June 1, 2018 and bears interest at a rate of 2.00% plus the LIBOR Rate for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of December 31, 2017. The credit agreement was amended on June 22, 2017 as provided below.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (increasing the previous revolving promissory note for $500,000 and extending maturity to June 1, 2018); and a Second Modification of Credit Agreement. The Draw/Term Note provides for a 12 month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on June 22, 2021. The Draw/Term Note bears interest at the applicable LIBOR Rate plus 3%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time. At December 31, 2017, $1.1 million was outstanding against the $1.6 million Draw/Term Note.

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

The Second Modification amends and restates an original term loan to JetPay Payments, FL dated June 2, 2016 in the original amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to the parent guarantee, and representations and warranties of JetPay Payments, FL.

Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with Fifth Third Bank to provide up to $1.5 million of lease financing for point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under the Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR Rate plus 3% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. At December 31, 2017, $303,000 was outstanding against the $1.5 million lease facility.

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

Maturities of long-term debt and capital lease obligations, excluding unamortized financing costs, are as follows for the years ending December 31: 2018 – $3.4 million; 2019 – $3.1 million; 2020 – $2.8 million; 2021 – $7.0 million; 2022 – $41,000; and $0 thereafter.

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

On October 18, 2016, the Company amended and restated the Series A Purchase Agreement in part to facilitate the Company’s issuance and sale to Sundara of the 33,667 shares of Series A Preferred that had not yet been purchased by Flexpoint. Sundara purchased the remaining 33,667 shares of Series A Preferred in a single transaction for a purchase price of $10,100,100 on October 18, 2016.

The shares of Series A Preferred are convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. In April 2015, Flexpoint tendered to the Company a claim letter regarding an indemnification claim with respect to a previously disclosed arbitration with EarlyBirdCapital. On August 6, 2015, in resolution of this claim, Flexpoint and the Company entered into a Letter Agreement, whereby the conversion price of any of the Series A Preferred held by Flexpoint was reduced from $3.00 per share to $2.90 per share. As a result of the previously disclosed settlement of the Direct Air matter, see Note 14. Commitments and Contingencies, on March 23, 2017, the conversion price of Series A Preferred was further adjusted to $2.36 pursuant to the Series A Securities Purchase Agreement. Pursuant to an agreement by and among the Company, Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward upon a successful recovery of funds by the Company in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

Share of Series A Preferred have a liquidation value of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and will rank senior to the common stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred have the right to request redemption of any shares of Series A Preferred issued at least five (5) years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred, subject to certain exceptions. The five year anniversary of the Company’s initial issuance of 33,333 shares of Series A Preferred will occur on October 11, 2018.

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

Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred”). Shares of Series A-1 Preferred may be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00. As a result of the settlement of the Direct Air matter, on March 23, 2017, the conversion price of Series A-1 Preferred was adjusted to $2.45 (from $3.00) pursuant to the Series A-1 Securities Purchase Agreement. Pursuant to an agreement by and among Wellington, the Series A-1 Preferred conversion price may be adjusted upward upon a successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A-1 Preferred is subject to further downward adjustment upon the occurrence of certain events as defined in the Series A-1 Purchase Agreement.

Shares of Series A-1 Preferred have an initial liquidation value of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and rank senior to the Company’s common stock and pari passu with the Series A Preferred with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the above, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s common stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Series A-1 Purchase Agreement, the holders of a majority of the Series A-1 Preferred may demand immediate redemption of all or a portion of the Series A-1 Preferred at the then-applicable liquidation value.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $10.4 million and $6.4 million for the years ended December 31, 2017 and 2016, respectively.

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

Note 12.    Stockholders’ Equity (Deficit)

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

On August 3, 2017, the Company issued 44,240 shares of the Company’s common stock with a fair market value of approximately $97,000, as bonus compensation to the Chief Executive Officer pursuant to the Company’s 2013 Stock Incentive Plan.

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

As of December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

On July 5, 2017, the Board approved, subject to stockholder approval, the First Amendment to the Amended and Restated JetPay Corporation 2013 Stock Incentive Plan, to issue up to an additional 1,000,000 shares of its common stock as awards for a total of 4,000,000 shares of common stock available under the Plan. The First Amendment was subsequently approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders held on August 15, 2017. With the First Amendment to the Amended and Restated 2013 Plan, the Company had available 1,215,762 shares of common stock for the grant of awards as of December 31, 2017.

The Company granted options to purchase 595,000 and 905,000 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan during the years ended December 31, 2017 and 2016, respectively, all at an exercise price of $3.00 per share except for 250,000 options granted at $2.48 per share in May 2016, the closing price of the Company’s common stock on the date of grant. The grant date fair value of the options granted during the years ended December 31, 2017 and 2016 were determined to be approximately $668,000 and $1.14 million, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense was $721,000 and $399,000 for the years ended December 31, 2017 and 2016, respectively. Unrecognized compensation expense as of December 31, 2017 relating to non-vested common stock options was approximately $1.1 million and is expected to be recognized through 2021. During the years ended December 31, 2017 and 2016, no options were exercised and 101,250 and 375,834 options, respectively, were forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2017	2016
Expected term (years)	6.25	5.75 to 6.25
Risk-free interest rate	1.93% to 2.18%	1.27% to 1.97%
Volatility	62.3% to 67.7%	58.1% to 62.3%
Dividend yield	0%	0%

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

Volatility: The Company calculates the volatility of the stock price based on historical value and corresponding volatility using a weighted average of both the Company’s stock price and the stock prices of comparable companies for a period consistent with the stock option expected term.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

A summary of stock option activity for the years ended December 31, 2017 and 2016 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,717,082	$3.02
Granted	905,000	2.70
Forfeited	(375,834)	3.00
Exercised	-	-
Outstanding at December 31, 2016	2,246,248	$2.89
Granted	595,000	3.00
Forfeited	(101,250)	3.00
Exercised	-	-
Outstanding at December 31, 2017	2,739,998	$2.91
Exercisable at December 31, 2017	1,718,101	$2.91

The weighted average remaining life of options outstanding at December 31, 2017 was 7.72 years. The aggregate intrinsic value of the exercisable options at December 31, 2017 was $0.

Stock options outstanding at December 31, 2017 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$3.00	1,833,748	7.76	$3.00	1,000,414	6.64	$3.00
$3.10	306,250	5.67	$3.10	306,250	5.67	$3.10
$2.60	350,000	8.84	$2.60	204,246	8.84	$2.60
$2.48	250,000	8.35	$2.48	207,191	8.35	$2.48

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

As of December 31, 2017, an aggregate of 185,334 shares of common stock remained reserved for issuance under the Purchase Plan, with 22,876 shares of common stock issued on July 1, 2016, 51,480 shares of common stock issued on January 5, 2017, 40,310 shares of common stock issued on July 12, 2017 and 27,184 shares of common stock issued on January 23, 2018.

Note 13.    Income Taxes

The components of income tax expense (benefit) consist of the following:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Current:
Federal	$-	$-
State	202	165

Deferred:
Federal	2,522	(3,122)
State	(174)	(122)
Change in valuation allowance	(2,023)	1,650
Total income tax expense (benefit)	$527	$(1,429)

JetPay Payments, TX is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations.

A reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Tax at U.S. Federal statutory rate	$(877)	$(3,279)
State taxes, net of federal benefit	(44)	(7)
Nondeductible costs and other acquisition accounting adjustments	56	207
Change of federal deferred tax rate	3,415	-
Change in valuation allowance for deferred tax assets	(2,023)	1,650
Total income tax (benefit) expense	$527	$(1,429)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accounts receivable	$85	$152
Accrued expenses	170	265
Intangible assets	-	336
Property and equipment	53	41
Stock options	928	1,167
Debt	1,026	1,717
Net operating loss carryforwards	6,985	9,327
Transaction costs and other	8	174
Total deferred tax assets	9,255	13,179
Valuation allowance for deferred tax assets	(6,846)	(8,869)
Deferred tax assets after valuation allowance	2,409	4,310
Deferred tax liabilities:
Prepaid expenses	(210)	(224)
Intangible assets	(2,842)	(4,250)
Contingent consideration	(202)	(356)
Total deferred tax liabilities	(3,254)	(4,830)
Net deferred tax liabilities	$(845)	$(520)

As of December 31, 2017, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $30.0 million and state NOLs of approximately $9.2 million available to offset future taxable income, respectively. These NOLs, if not utilized, expire at various times through 2037. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. The Company has not conducted a Code Section 382 NOL Study in 2017.

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known by the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act will impact the Company’s income tax (benefit) from continuing operations in future periods. The Tax Act resulted in the following impacts to the Company: (i) the federal statutory income tax rate was reduced from 34% to 21% for 2018 and tax years following; and (ii) a one-time net expense of $3.4 million was recorded in the three months ended December 31, 2017 as a result of re-measuring our deferred tax balances at the new statutory rate. Upon completion of the Company’s 2017 U.S. income tax return in 2018, additional re-measurement adjustments may be identified to the recorded deferred tax liabilities and the one-time transition tax. Management will continue to assess the provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets, and has, therefore, adjusted its valuation allowance against deferred tax assets by $(2.0) million in the year ended December 31, 2017, with a total valuation allowance of $6.8 million at December 31, 2017, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purpose (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible goodwill Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Pennsylvania and Texas to be significant state tax jurisdictions. The Company’s federal, state and local income taxes for the years beginning in 2014 remain subject to examination. The Company is currently not subject to any income tax examinations that would be material to the Company’s financial position or results of operations.

Note 14.   Commitments and Contingencies

On or about March 13, 2012, a merchant of JetPay, LLC, Direct Air, a charter travel company, abruptly ceased operations and filed for bankruptcy. Under United States Department of Transportation requirements, all charter travel company customer charges for travel are to be deposited into an escrow account in a bank under a United States Department of Transportation escrow program, and not released to the charter travel company until the travel has been completed. In the case of Direct Air, such funds had historically been deposited into such United States Department of Transportation escrow account at Valley National Bank in New Jersey, and continued to be deposited through the date Direct Air ceased operations. At the time Direct Air ceased operations, according to Direct Air’s bankruptcy trustee, there should have been in excess of $31.0 million in the escrow account. Instead there was approximately $1.0 million. As a result, Merrick Bank Corporation (“Merrick”), JetPay, LLC’s sponsor bank with respect to this particular merchant, incurred chargebacks in excess of $25.0 million. Merrick maintained insurance through a Chartis Insurance Policy for chargeback losses that named Merrick as the primary insured. The policy had a limit of $25.0 million and a deductible of $250,000. Merrick sued Chartis Insurance (“Chartis”) for payment under the claim. Under an agreement between Merrick and JetPay, LLC, JetPay, LLC had certain obligations to indemnify Merrick for losses realized from such chargebacks that Merrick was unable to recover from other parties. JetPay, LLC recorded a loss for all chargebacks in excess of $25.0 million, the $250,000 deductible on the Chartis insurance policy and $487,000 of legal fees charged against JetPay, LLC’s cash reserve account by Merrick, totaling $1.9 million in 2012, as well as an additional $597,000 in legal fees charged against JetPay, LLC’s cash reserve account by Merrick through December 31, 2013. In December 2013, Merrick, in addition to its suit against Chartis, also filed suit against Valley National Bank as escrow agent. In February 2015, JetPay joined that suit, along with American Express. During 2012 and 2013, Merrick required JetPay, LLC to maintain increased cash reserves in order to provide additional security for any obligations arising from the Direct Air situation. As of June 30, 2016, Merrick held approximately $4.4 million of total reserves related to the Direct Air matter, which amount was released in full to Merrick under the Merrick Settlement Agreement in July 2016, as more fully described below.

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

As part of the Merrick Settlement Agreement, we agreed to release all claims to the $4.4 million held in reserve at Merrick. In addition, pursuant to the Merrick Settlement Agreement, we issued to Merrick a $3,850,000 note, bearing interest at a rate of 8% per annum, paid December 28, 2017 (the “$3.85MM Note”) and a $5,000,000 note, bearing interest at a rate of 12% per annum, paid January 11, 2017 (the “$5MM Note” and, together with the $3.85MM Note, the “Notes”) to Merrick. The Notes were secured by the 3,333,333 shares of JetPay’s common stock issued in the name of WLES and held in escrow.

Under the terms of the WLES Settlement Agreement, WLES agreed to transfer the indebtedness represented by that certain promissory note, dated December 28, 2012 (the “WLES Note”), in the original principal amount of $2,331,369 issued by JetPay in favor of WLES to Merrick. In addition, WLES agreed to amend that certain promissory note, dated June 7, 2013, as amended, in the original principal amount of $491,693 issued by JetPay, LLC in favor of Trent Voigt in order to (a) extend its maturity date from December 31, 2016 to December 31, 2017 and (b) waive all interest payments for the period from September 30, 2016 to December 31, 2017. This note in favor of Mr. Voigt was paid down to $59,000 on August 30, 2017.

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

At the time of the acquisition of JetPay, LLC, the Company entered into an Amendment, Guarantee, and Waiver Agreement, dated December 28, 2012, between the Company, Ten Lords, Ltd. (“Ten Lords”) and JetPay, LLC (n/k/a JetPay Payment Services, TX, LLC). Under the agreement, Ten Lords agreed to extend payment of a $6.0 million note remaining outstanding at the date of acquisition for up to twelve months. The terms of the agreement required that the Company provide the owners of Ten Lords and Providence Interactive Capital, LLC (together with Ten Lords, the “Plaintiffs”) with a “true up” payment meant to put them in the same after-tax economic position as they would have been had the note been paid in full on December 28, 2012. The Company calculated this true-up payment to be $222,310 and paid such amount in August 2015. In addition to the $222,310 paid in 2015, the Company recorded an additional loss accrual of $125,500 relating to this matter. Subsequent to the Company’s payment, the Company received notice on October 5, 2015 that Plaintiffs filed a lawsuit against JetPay, LLC and the Company disputing the true up payment. Since 2015, the Company and JetPay, LLC have been defendants in the lawsuit in the 429th Judicial District Court of Collin County, Texas (the “Court”) styled Ten Lords, Ltd. and Providence Interactive Capital, LLC, Cause No. 429-04140-2015. The lawsuit was tried in the Court on May 2, 2017 and the Court granted a judgment to Plaintiffs in the amount of $793,000 plus attorneys’ fees of $134,075, which judgment was entered by the Court on May 15, 2017. On July 3, 2017, the Company and JetPay, LLC successfully settled the lawsuit by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters described in the Lawsuit and the Judgment. In connection with this settlement, the Company recorded an additional loss of $747,000 during the year ended December 31, 2017.

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and PTFS, filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of December 31, 2017 and has incurred legal expense of $50,000 applied against its deductible, through December 31, 2017.

On June 12, 2017, JetPay Payment Services, TX LLC (“JetPay Payments, TX”) filed suit against J.T. Holdings, LTD (“J.T. Holdings”) and Trent Voigt with respect to a lease entered into by JetPay Payments, TX with J.T. Holdings’ property in Sunnyvale, TX. JetPay Payments, TX retains a computer backup center in the Sunnyvale, Texas location owned by JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The previous lease expired on January 31, 2016. While a new lease Agreement had not been signed, a dispute arose regarding the amount of rent to be paid, as well as the rights of the parties to access the property. Prior to filing the suit against J.T. Holdings, the Company’s access to the property was restored through a writ of reentry obtained from the Justice Court on June 8, 2017. On June 26, 2017, the Parties entered into an agreement whereby JetPay Payments, TX was granted an extension on the lease until June 30, 2018 at a rate of $6,000 per month and agreed to place into an escrow account $230,000 until all claims between the parties were adjudicated. On December 12, 2017, Trent Voigt and J.T. Holdings filed counterclaims against JetPay which the Company believes contain no credible evidence in support of the claims and which the Company intends to vigorously defend.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At December 31, 2017, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Leases

The Company is obligated under various operating leases, primarily for office space and certain equipment related to its operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for its proportionate share of taxes, utilities, insurance, and annual cost of living increases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

2018	$697
2019	$502
2020	$573
2021	$521
2022	$534
Years Thereafter	$3,967

Rent expense under these operating leases was $930,000 and $973,000 for the years ended December 31, 2017 and 2016, respectively. The future minimum lease payments above include a related party lease with respect to the JetPay HR & Payroll Services operations with the former shareholders of JetPay HR & Payroll Services. This lease provides for current monthly lease payments of $45,163.

Note 15.    Related Party Transactions

Until February 28, 2018, JetPay HR & Payroll Services’ headquarters were located in Center Valley, Pennsylvania and consisted of approximately 22,500 square feet leased from C. Nicholas Antich, the former president of JetPay HR & Payroll Services, and Carol A. Antich. The office lease, pursuant to which the Company paid rent of $45,163 per month, expired on February 28, 2018. Rent expense under this lease was $542,000 and $531,500 for the years ended December 31, 2017 and 2016. See Note 17. Subsequent Events.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from JT Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The prior lease expired on January 31, 2016. Rent expense was $60,000 and $47,000 for the years ended December 31, 2017 and 2016, respectively. As a part of current negotiations with Mr. Voigt regarding the property and other related matters, the Company and JT Holdings entered into an agreement to extend the lease for twelve months beginning on July 1, 2017 at a monthly rate of $6,000 plus utilities and certain other costs.

In connection with the closing of the Company’s acquisition of JetPay Payments, TX, the Company entered into a Note and Indemnity Side Agreement with JP Merger Sub, LLC, WLES and Trent Voigt (the “Note and Indemnity Side Agreement”) dated as of December 28, 2012. Pursuant to the Note and Indemnity Side Agreement, the Company issued a promissory note in the amount of $2,331,369 in favor of WLES. Interest accrued on amounts due under the note at a rate of 5% per annum, and is payable quarterly. Interest expense was $0 and $67,000 for the years ended December 31, 2017 and 2016, respectively. Under the terms of the WLES Settlement Agreement, WLES transferred the WLES Note and related accrued interest to Merrick. See Note 14. Commitments and Contingencies.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $42,000 and $36,000 for the years ended December 31, 2017 and 2016, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matures on December 31, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 14. Commitments and Contingencies, and bore interest at an annual rate of 4% with interest expense of $3,100 and $14,700 recorded for the years ended December 31, 2017 and 2016, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. This unsecured promissory note was paid down to $57,000 on August 30, 2017. See Note 10. Long-Term Debt, Notes Payable and Capital Lease Obligations.

Finally, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity controlled and majority-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $730,000 and $552,000 for the years ended December 31, 2017 and 2016, respectively.

Note 16.    Segments

The Company currently operates in two business segments, the Payment Services Segment, which is an end-to-end processor of credit and debit card and ACH payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the HR & Payroll Segment, which is a full-service payroll and related payroll tax payment processor.

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The activity within JetPay Card Services was not material through December 31, 2017 and 2016, and accordingly was included in Corporate in the tables below. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore, such information is not presented.

	For the Year Ended December 31, 2017
	Payment Services	HR & Payroll Services	General/ Corporate	Total

Revenues	$58,778	$17,257	$-	$76,035
Cost of revenues	43,612	8,738	-	52,350
Selling, general and administrative expenses	10,784	5,916	2,922	19,622
Settlement of legal matter	-	-	747	747
Change in fair value of contingent consideration liability	-	-	121	121
Amortization of intangibles and depreciation	3,219	1,302	3	4,524
Other expenses	374	836	39	1,249
Income (loss) before income taxes	$789	$465	$(3,832)	$(2,578)

Total property and equipment, net	$3,517	$424	$29	$3,970
Property and equipment additions	$2,833	$149	$3	$2,985
Intangible assets and goodwill	$55,919	$15,657	$-	$71,576
Total segment assets	$122,466	$69,405	$1,062	$192,933

	For the Year Ended December 31, 2016
	Payment Services	HR & Payroll Services	General/ Corporate	Total

Revenues	$40,682	$15,582	$66	$56,330
Cost of revenues	29,496	7,852	105	37,453
Selling, general and administrative expenses	9,255	5,384	2,272	16,911
Settlement of legal matter	6,192	-	-	6,192
Change in fair value of contingent consideration liability	-	-	(103)	(103)
Amortization of intangibles and depreciation	2,646	1,314	5	3,965
Other expenses	584	396	576	1,556
(Loss) income before income taxes	$(7,491)	$636	$(2,789)	$(9,644)

Total property and equipment, net	$1,559	$537	$29	$2,125
Property and equipment additions	$560	$259	$-	$819
Intangible assets and goodwill	$58,373	$16,695	$-	$75,068
Total segment assets	$100,118	$86,196	$896	$187,210

Note 17.    Subsequent Events

On January 23, 2018, 27,184 shares of common stock were issued under the Company’s Employee Stock Purchase Plan.

On February 28, 2018, the Company moved its principal executive offices and the headquarters of its HR & Payroll Services operation to Allentown, Pennsylvania upon its lease termination in Center Valley, PA.

On February 28, 2018, the Company cancelled 291,946 shares of common stock that were being held in an escrow account at the Company’s transfer agent that were previously issued to certain initial shareholders of the Company. The shares were cancelled pursuant to the Stock Escrow Agreement dated May 13, 2011 between the Company, its transfer agent, and certain initial shareholders in that certain warrants related to the initial formation of the Company were not exercised by December 28, 2017.

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

Exhibit Index

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, JP Merger Sub, LLC JetPay, LLC, WLES, L.P. and Trent Voigt (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 9, 2012.)

2.2	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, Enzo Merger Sub, Inc., Francis David Corporation d/b/a Electronic Merchant Systems (“EMS”), the stockholders of EMS and James Weiland, as Representative (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012.)

2.3	Agreement and Plan of Merger, dated as of July 6, 2012, by and among the Company, ADC Merger Sub, Inc., ADC, PTFS, Carol and C. Nicholas Antich as Joint Tenants, C. Nicholas Antich, Carol Antich, Eric Antich, Lynn McCausland, the B N McCausland Trust, Joel E. Serfass and C. Nicholas Antich, as Representative (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2012)

2.4	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and JetPay, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.5	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company and EMS (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.6	Amendment to Agreement and Plan of Merger, dated as of August 9, 2012, by and among the Company, ADC and PTFS (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2012)

2.7	Third Amendment to Agreement and Plan of Merger, dated as of December 4, 2012, by and between the Company and JetPay, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2012)

2.8	Second Amendment to Agreement and Plan of Merger, dated as of December 24, 2012, by and among the Company, ADC and PTFS (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2012)

2.9	Unit Purchase Agreement, dated as of November 7, 2014, by and between JetPay, ACI, Michael Collester and Cathy Smith (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

2.10	Agreement and Plan of Merger, dated as of February 22, 2016, by and between JetPay Corporation, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc., and the Representative named therein. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2016)

3.1	Amended and Restated Certificate of Incorporation of JetPay (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2013)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

3.3	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016)

3.4	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

3.5	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

3.6	Amended and Restated Bylaws of JetPay Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

4.1	Securities Purchase Agreement, dated as of August 22, 2013, by and between Flexpoint and the Company. (incorporated by Exhibit 4.1 reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

4.2	Securities Purchase Agreement dated as of May 1, 2014, by and between the Company and Wellington (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2014)

4.3	Amended and Restated Securities Purchase Agreement, dated as of October 18, 2016, by and among JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.2	Advisory Agreement, dated as of December 28, 2012, by and between JetPay and ADC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.3	Note and Indemnity Side Agreement, dated as of December 28, 2012, by and between JetPay, JP Merger Sub, LLC, WLES, L.P. and Trent Voigt (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013)

10.4+	Employment Agreement, dated as of July 6, 2012, by and among ADC and C. Nicholas Antich. (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.5+	Employment Agreement, dated as of July 6, 2012, by and among ADC and Eric Antich (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.6+	Employment Agreement, dated as of July 6, 2012, by and among PTFS and Joel Serfass (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.7+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and Shiv Enjeti (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.8+	Employment Agreement, dated as of July 6, 2012, by and among JetPay and David Chester (incorporated by reference to Annex I to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 13, 2012)

10.9	Unsecured Promissory Note, Dated June 7, 2013, in favor of Trent Voigt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2013)

10.10+	Form of Indemnification Agreement (incorporated by Exhibit 10.1 reference to by the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2013)

10.11	Securities Purchase Agreement dated as of March 28, 2014, by and among the Company, Bipin C. Shah and C. Nicholas Antich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.12	Letter Agreement, dated as of March 28, 2014, by and between the Company and Flexpoint (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014)

10.13	Letter Agreement, dated as of October 31, 2014, by and between the Company, JetPay LLC and WLES, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014)

10.14	Loan and Security Agreement dated as of November 7, 2014, by and between ACI, JetPay and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.15	Advisory Agreement dated as of November 7, 2014, by and between JetPay and ACI (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.16	Promissory Note, dated as of November 7, 2014, made by JetPay Corporation in favor of ACI (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.17	Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Michael Collester (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.18	Indemnification Agreement dated as of November 7, 2014, by and between JetPay and Cathy Smith (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014)

10.19	Form of JetPay Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015)

10.20	First Amendment and Joinder Agreement dated May 6, 2015, by and between ADC, PTFS, JetPay Corporation, ACI, JetPay, LLC, and Metro Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.21	Unsecured Promissory Note dated May 6, 2015, made by JetPay Corporation in favor of C. Nicholas Antich and Carol A. Antich. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.22	First Amendment to ACI Loan and Security Agreement dated May 6, 2015, by and between ACI and Metro Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2015)

10.23	Letter Agreement dated August 6, 2015, by and between JetPay Corporation and Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed with the SEC on August 12, 2015)

10.24	Form of Securities Purchase Agreement, by and between the Company and each of Bipin C. Shah, Robert B. Palmer and Jonathan M. Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.25	Form of Securities Purchase Agreement, by and between the Company and each of the non-insider investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2015)

10.26	Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Bipin C. Shah (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.27	Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.28	Promissory Note dated January 15, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)

10.29	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Bipin C. Shah (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.30	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.31	Consent to Amendment of Promissory Note dated April 11, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2016).

10.32+	Employment Agreement, dated as of May 5, 2016, by and between JetPay Corporation and Diane (Vogt) Faro (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.33	Credit Agreement, dated June 2, 2016, by and between CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) and Fifth Third Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.34	Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.35	Revolving Promissory Note, dated June 2, 2016, made by CollectorSolutions, LLC (f/k/a CSI Acquisition Sub One, LLC) in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.36	Continuing Guaranty Agreement, dated June 2, 2016 by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.37	Continuing Guaranty Agreement, dated June 2, 2016, by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2016).

10.38	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.39	Consent to Amendment of Promissory Note dated July 27, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.40	Settlement and Release Agreement dated July 26, 2016 between Merrick Bank Corporation, JetPay Merchant Services, LLC, JetPay ISO Services, LLC, JetPay, LLC, WLES, L.P., and JetPay Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.41	Settlement and Release Agreement dated July 26, 2016 between Trent Voigt, WLES, L.P., JetPay Corporation, JetPay, LLC, JetPay Merchant Services, LLC and JetPay ISO Services, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2016).

10.42+	Amended and Restated Employment Agreement, dated August 23, 2016, by and between the Company and Michael Collester (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).

10.43	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Jonathan Lubert (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).

10.44	Consent to Amendment of Promissory Note dated September 30, 2016, made by JetPay Corporation in favor of Flexpoint Fund II, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).

10.45	Term Loan Note, dated as of October 18, 2016, by A. D. Computer Corporation and Payroll Tax Filing Services, Inc. in favor LHLJ, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

10.46	E-Pay Master Agreement dated January 31, 2017 by and among JetPay Payment Services, FL and the Office of the Illinois State Treasurer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017).

10.47	Letter Agreement dated March 23, 2017, by and between JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC. (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2017).

10.48	Letter Agreement dated March 23, 2017, by and between JetPay Corporation and Ithan Creek Master Investors (Cayman) L.P. (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2017).

10.49	Warrant to Purchase Common Stock, dated February 15, 2017, issued to WLES, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2017).

10.50	Modification of Credit Agreement and Other Loan Documents dated March 23, 2017 by and between JetPay Payment Services, FL, LLC, JetPay Corporation, and Fifth Third Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the SEC on May 12, 2017).

10.51	Credit Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.52	Promissory Note, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.53	Second Modification of Credit Agreement and Other Loan Documents, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.54	Security Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.55	Guaranty Agreement, dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.56	Amended and Restated Revolving Promissory Note, dated June 22, 2017, by and among JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.6 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.57	Master Equipment Lease Agreement, dated June 22, 2017, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.7 on the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017).

10.58	Lease, dated October 20, 2017, by and between Brookwood Philadelphia I, LLC, Brookwood Philadelphia II, LLC and JetPay HR & Payroll Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the SEC on November 9, 2017).

10.59+	Employment Agreement dated November 15, 2017, by and between the Company and Gregory M. Krzemien (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017).

10.60+	Transition Agreement, dated March 28, 2018, by and between the Company and Michael Collester.

21.1	Subsidiaries of the Company

23.1	Consent of Marcum LLP

31.1	Certification of the principal executive officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial and accounting officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the principal financial and accounting officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JetPay Corporation

Date: March 28, 2018	By:	/s/ Diane (Vogt) Faro
Name: Diane (Vogt) Faro
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Diane (Vogt) Faro	Chief Executive Officer and Director	March 28, 2018
	Diane (Vogt) Faro	(principal executive officer)

By:	/s/ Bipin C. Shah	Chairman and Director	March 28, 2018
Bipin C. Shah

By:	/s/Gregory M. Krzemien	Chief Financial Officer	March 28, 2018
	Gregory M. Krzemien	(principal financial officer and principal accounting officer)

By:	/s/Peter B. Davidson	Vice-Chairman and Corporate Secretary	March 28, 2018
Peter B. Davidson

By:	/s/Donald J. Edwards	Director	March 28, 2018
Donald J. Edwards

By:	/s/Robert Frankfurt	Director	March 28, 2018
Robert Frankfurt

By:	/s/Robert Metzger	Director	March 28, 2018
Robert Metzger

By:	/s/Steven M. Michienzi	Director	March 28, 2018
Steven M. Michienzi

By:	/s/ Laurence L. Stone	Director	March 28, 2018
Laurence L. Stone

