Form 10-Q
period 2018-03-31
JetPay Corp
filed 2018-05-14
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Yes ☐ No ☒

As of May 10, 2018, there were 15,408,772 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	March 31, 2018	December 31, 2017
	(Unaudited)	(As Adjusted)
ASSETS
Current assets:
Cash	$6,698	$6,824
Restricted cash	1,906	1,905
Accounts receivable, less allowance for doubtful accounts	4,563	5,269
Settlement processing assets and funds	48,918	52,116
Prepaid expenses and other current assets	1,227	1,725
Current assets before funds held for clients	63,312	67,839
Funds held for clients	65,282	49,288
Total current assets	128,594	117,127
Property and equipment, net	4,966	3,970
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $15,266 at March 31, 2018 and $14,418 at December 31, 2017	21,750	22,598
Other assets	1,571	1,448
Total assets	$205,859	$194,121

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,214	$3,364
Accounts payable and accrued expenses	11,622	11,569
Settlement processing liabilities	47,671	51,407
Deferred revenue	707	1,033
Other current liabilities	50	50
Current liabilities before client fund obligations	63,264	67,423
Client fund obligations	65,282	49,288
Total current liabilities	128,546	116,711
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $240 and $274 at March 31, 2018 and December 31, 2017, respectively	12,473	12,700
Deferred income taxes	1,138	845
Other liabilities	1,414	1,452
Total liabilities	143,571	131,708

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 142,333 shares issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation preference of $85,400 at March 31, 2018)	62,629	59,684

Common Stock, subject to possible redemption (1,625,000 shares at March 31, 2018 and December 31, 2017)	3,520	3,520

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 142,333 shares of Series A and Series A-1 redeemable convertible preferred stock at March 31, 2018 and December 31, 2017)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,608,772 and 17,873,534 issued at March 31, 2018 and December 31, 2017, respectively (which includes 1,625,000 shares subject to possible redemption at March 31, 2018 and December 31, 2017) and 15,408,772 and 15,673,534 outstanding at March 31, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	32,487	35,186
Treasury stock, 2,200,000 shares at cost	(4,950)	(4,950)
Accumulated deficit	(31,416)	(31,045)
Total Stockholders’ Deficit	(3,861)	(791)
Total Liabilities and Stockholders’ Deficit	$205,859	$194,121

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended March 31,
	2018	2017
		(As Adjusted)

Revenues	$15,871	$14,497
Cost of revenues	8,138	7,440

Gross profit	7,733	7,057

Selling, general and administrative expenses	5,871	4,808
Settlement of legal matter	450	-
Change in fair value of contingent consideration liability	(37)	74
Amortization of intangibles	848	874
Depreciation	313	231

Operating income	288	1,070

Other expenses (income)
Interest expense	267	295
Non-cash interest costs	34	34
Other income	(6)	(2)

(Loss) income before income taxes	(7)	743

Income tax expense	364	62

Net (loss) income	(371)	681
Accretion of convertible preferred stock	(2,945)	(2,123)

Net loss applicable to common stockholders	$(3,316)	$(1,442)

Basic and diluted loss per share applicable to common stockholders	$(0.21)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	15,596,311	16,686,696

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at January 1, 2018 (As Adjusted)	17,873,534	$18	$35,186	$(4,950)	$(31,045)	$(791)

Common stock issued under employee stock purchase plan	27,184	-	51	-	-	51
Common stock cancelled from escrow	(291,946)	-	-	-	-	-
Employee stock purchase plan expense	-	-	10	-	-	10
Stock-based compensation expense	-	-	185	-	-	185
Accretion of convertible preferred stock to redemption value	-	-	(2,945)	-	-	(2,945)
Net loss	-	-	-	-	(371)	(371)

Balance at March 31, 2018	17,608,772	$18	$32,487	$(4,950)	$(31,416)	$(3,861)

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
		(As Adjusted)
Operating Activities
Net (loss) income	$(371)	$681
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	313	231
Stock-based compensation	185	171
Employee stock purchase plan expense	10	13
Amortization of intangibles	848	874
Non-cash interest costs	34	34
Change in fair value of contingent consideration liability	(37)	74
Loss on disposal of fixed assets	8	-
Change in operating assets and liabilities:
Accounts receivable	706	1,867
Settlement processing assets, funds and obligations, net	(538)	(1,626)
Prepaid expenses and other current assets	498	79
Other assets	(123)	(365)
Deferred revenue	(326)	(934)
Deferred income taxes	293	-
Accounts payable, accrued expenses and other liabilities	52	216
Net cash provided by operating activities	1,552	1,315

Investing Activities
Net increase in funds held to satisfy client fund obligations	(15,994)	(16,653)
Purchase of property and equipment	(782)	(379)
Net cash used in investing activities	(16,776)	(17,032)

Financing Activities
Payments on long-term debt and capital lease obligations	(1,047)	(5,661)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	51	104
Proceeds from notes payable	101	-
Payment of deferred and contingent acquisition consideration	-	(314)
Net increase in client funds obligations	15,994	16,653
Net cash provided by financing activities	15,099	10,782

Net decrease in cash and restricted cash	(125)	(4,935)

Cash and Restricted Cash, beginning	8,729	14,713
Cash and Restricted Cash, ending	$8,604	$9,778

Supplemental disclosure of cash flow information:
Cash paid for interest	$267	$428
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$535	$-
Treasury stock reclassification	$-	$4,950
Issuance of warrants for settlement of legal matter	$-	$373
Beneficial conversion feature on convertible preferred stock	$-	$4,865
Accretion of convertible preferred stock	$2,945	$2,123

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of March 31, 2018. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2018.

Note 2.   Business Operations and Liquidity

The Company currently operates in two business segments: (i) the Payment Services Segment and (ii) the HR & Payroll Services Segment. The Payment Services Segment is an end-to-end processor of credit and debit card and automated clearing house payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The HR & Payroll Services Segment provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HCM services, low-cost money management and payment services to unbanked and underbanked employees through prepaid debit cards, and services under the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

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

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including the recent sale of preferred stock, and current and future borrowings. The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. As discussed below, the Company is currently exploring a variety of options with respect to the potential redemption of up to $24.3 million of shares of Series A and Series A-1 Preferred by Flexpoint and Wellington beginning on or after October 11, 2018.

In the past, the Company has been successful in obtaining loans and selling its equity securities. To fund the Company’s current debt service needs, satisfy the potential redemption of shares of preferred stock, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. The Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans, or explore other alternatives, including the possible disposal of operating assets to generate cash to sustain operations and fund ongoing capital investments.

As disclosed in Note 8. Redeemable Convertible Preferred Stock, between October 11, 2013 and August 9, 2016, the Company sold 99,666 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. These transactions provided approximately $14.0 million of net working capital, which the Company has used for general working capital purposes, the payment of debt and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, between May 5, 2014 and April 13, 2017, the Company sold 9,000 shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred”), to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending June 30, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.2 million and estimated capital expenditures of $2.6 million to $3.0 million, $1.3 million of which the Company expects to fund with existing available credit facilities.

Additionally, there are 133,333 shares of the Company’s Series A Preferred and 9,000 shares of the Company’s Series A-1 Preferred outstanding, with an aggregate redemption value of $85.4 million. On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. On April 14, 2014, the Company issued the second tranche of 4,667 shares of Series A Preferred to Flexpoint for an aggregate value of $1.4 million and 2,565 shares of Series A-1 Preferred to Wellington on April 14, 2014 for an aggregate value of $769,500. On or after October 11, 2018, the fifth anniversary of the initial preferred shares issuance, the holders of the shares of Series A Preferred have the right to require the Company to repurchase any or all of such shares of Series A Preferred at the contractual redemption price of $600 per share or up to approximately $20.0 million. Also, on or after April 14, 2019, the fifth anniversary of the second preferred shares issuance, the holders of the Series A Preferred can require the Company to repurchase any or all of the 4,667 shares issued on April 11, 2014 at the contractual redemption price of $600 per share or up to approximately $2.8 million. Should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.54 million. The Company is exploring alternative financing opportunities should the Series A Preferred stockholders exercise their redemption rights, including exploring alternative equity or debt investors, or the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

Note 3.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CollectorSolutions, Inc. pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc. and Gene M. Valentino, in his capacity as representative of the shareholders of CollectorSolutions, Inc. On October 21, 2016, the surviving entity of the merger changed its name to JetPay Payment Services, FL, LLC. The acquisition of JetPay Payments, FL provided the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through JetPay Payments, FL’s highly configurable payment gateway; added incremental debit, credit, and e-check processing volumes; and provided a base operation to sell the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base. The consolidated financial statements include the accounts of JetPay Payments, FL since the acquisition date, June 2, 2016.

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of CollectorSolutions, Inc. and assumed approximately $1.0 million of CollectorSolutions, Inc.’s indebtedness. The 3.25 million shares of common stock issued in connection with closing, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the stockholders of CollectorSolutions, Inc. (the “Escrowed Shares”) and (ii) 500,000 shares placed in escrow at closing which would be released or cancelled if JetPay Payments, FL achieves certain gross profit performance targets in 2016 and 2017 (the “Earn-Out Shares”). In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the former stockholders of CollectorSolutions, Inc. in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the Merger Agreement. JetPay Payments, FL’s former stockholders may also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $1.4 million at March 31, 2018 (recorded within non-current other liabilities). See Note 4. Summary of Significant Accounting Policies.

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

In addition, the Company granted to each former stockholder of CollectorSolutions, Inc. a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder for $4.00 per share if Flexpoint exercises its right to redeem all of its shares of Series A Preferred. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The common stock issued to JetPay Payments, FL’s former shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2018, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $3.52 million, is presented as temporary equity, outside of the stockholders’ deficit section of the Consolidated Balance Sheet.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services.  ASU 2014-09 also includes Subtopic 340-40, which provides guidance on other assets and deferred costs relating to contracts with customers, specifically costs an entity incurs to obtain and fulfill a contract.  The FASB subsequently issued several amendments to ASU 2014-09, including clarification on accounting for licenses, identifying performance obligations, and principal versus agent considerations (gross versus net presentation), as well as enhanced disclosure requirements about revenue and contract assets and liabilities.  ASU 2014-09 was codified as Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, (collectively, “ASC Topic 606”).

The Company adopted the requirements of ASC Topic 606 on January 1, 2018 using the full retrospective method, which required both the current and prior reporting periods to be presented under the same methodology.  Under this method, the March 31, 2017 and December 31, 2017 financial statements and related disclosures, included herein, have been presented on an “As Adjusted” basis under ASC Topic 606, as opposed to what was previously reported under ASC Topic 605, Revenue Recognition.  The adoption resulted in a decrease to accumulated deficit as of December 31, 2017 of $647,000.  Included in this adjustment was an increase to accumulated deficit as of January 1, 2017 of $374,000 for the cumulative effect of applying ASC Topic 606, offset by a decrease in net loss and net loss applicable to common stockholders for the year ended December 31, 2017 of $1.0 million.  This decrease in net loss for the year ended December 31, 2017 included an increase to net income of $848,000 for the three months ended March 31, 2017.

Impact on Previously Reported Results

The provisions of ASC Topic 606 had a material impact on the timing and amount of revenues recognized by the Company.  The most significant impact of adopting ASC Topic 606 is the result of gross versus net presentation of certain fees in the Payment Services Segment. Under ASC Topic 606, the Company reflects revenues net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and dues and assessments, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and cost of revenues under previous standards. This change in presentation will have no effect on the reported amount of operating income; however, the Company’s total revenues and cost of revenues for the three months ended March 31, 2017 is each lower by $5.2 million.

The most significant impact of adopting ASC Topic 606 in the HR & Payroll Services Segment relates to the timing of revenue recognized within the annual Form W-2, quarterly tax filing and annual tax filing revenue streams. To comply with the new standard, the timing of revenue recognized has changed from when delivery has occurred or services have been rendered to when a customer takes control of the good or service. This change in the timing of revenue recognition resulted in an increase in revenues of $744,000 for the three months ended at March 31, 2017.

Additionally, ASC Topic 606 had an impact on the manner in which we account for certain costs to obtain new contracts (i.e. commissions), which we had previously expensed as incurred in both operating segments. Under ASC Topic 606, incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid to inside sales professionals, are deferred and recognized ratably over the three-year and ten-year estimated terms of our customer relationships in the Payment Services and HR & Payroll Services Segments, respectively. The average terms of our customer relationships will be tested for impairment annually and whenever an indicator of impairment exists. We include deferred commissions within other non-current assets since the average life of the Company’s customer relationships is greater than one year. This change in the timing of commission recognition results in a reduction of commission expenses of $148,000 for the three months ended March 31, 2017.

The following table presents a recast of selected unaudited consolidated balance sheet line items after giving effect to the adoption of ASC Topic 606 (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Assets
Deferred commissions (Other assets)	$260	$1,188	$1,448
Liabilities
Deferred revenue	$492	$541	$1,033
Stockholder’s Deficit
Accumulated deficit	$(31,692)	$647	$(31,045)

The following table presents a recast of selected unaudited consolidated statement of operations line items after giving effect to the adoption of ASC Topic 606 (in thousands, except per share amounts):

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Revenues	$18,942	$(4,445)	$14,497
Cost of revenues	$12,585	$(5,145)	$7,440
Gross profit	$6,357	$700	$7,057
Selling, general and administrative expenses	$4,956	$(148)	$4,808
Operating income	$222	$848	$1,070
(Loss) income before income taxes	$(105)	$848	$743
Net (loss) income	$(167)	$848	$681
Net loss applicable to common stockholders	$(2,290)	$848	$(1,442)
Basic and diluted loss per share applicable to common stockholders	$(0.14)	$0.05	$(0.09)

The following table presents a recast of selected unaudited consolidated statement of cash flow line items after giving effect to the adoption of ASC Topic 606 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Operating activities
Net (loss) income	$(167)	$848	$681
Change in operating assets and liabilities:
Other assets – deferred commissions	$(217)	$(148)	$(365)
Deferred revenue	$(190)	$(744)	$(934)
Accounts payable, accrued expenses and other liabilities	$172	$44	$216

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company adopted this standard as of January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The Company adopted this new standard as of January 1, 2018 and has modified the presentation of $1.9 million of restricted cash in the Company’s Consolidated Statement of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted of this standard as of January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this new standard as of January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The ASU presents amendments to income taxes and income tax accounting implications of the Tax Cuts and Jobs Act ASC 740-10-S99-2A. The guidance in ASU No. 2018-05 is effective for fiscal years beginning after December 22, 2017, when the Act was signed into law, including interim periods within those fiscal years. The Company adopted this new standard as of January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. JetPay has not yet determined the effect of the adoption of this standard on JetPay’s consolidated financial position and results of operations.

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

Revenue Recognition and Contract Assets and Liabilities

The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled for those goods or services. The Company currently operates and manages its business through two reportable segments, the Payment Services Segment and the HR & Payroll Services Segment, which coincide with the types of services the Company provides to its customers. The Company recognizes revenue for distinct performance obligations, wherein, a performance obligation is a promise in a contract to transfer a distinct product or service to the customer and is the unit of account in ASC Topic 606.

Within each customer contract, transaction prices are allocated to each distinct performance obligation based upon relative standalone selling price and then recognized as revenue when, or as, the performance obligations are satisfied. The majority of the Company’s contracts have multiple performance obligations primarily related to the various types of services the Company provides within its two reportable segments. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price for each distinct good or service in the contract.

Payment Services

Revenues from the Company’s credit and debit card processing operations are recognized in the period services are rendered as the Company processes credit and debit card transactions for its merchant customers or for merchant customers of its third party clients. Third party clients, or partners, include Independent Sales Organizations (“ISOs”), Value Added Resellers (“VARs”), Independent Software Vendors (“ISVs”) and financial institutions. The majority of the Company’s revenues within its credit and debit card processing business is comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, and/or a fee per transaction processed. In the case where the Company is only the processor of transactions, it charges transaction fees only and records these fees as revenues. In the case of contracts pursuant to which the Company processes credit and debit card transactions for merchant customers, revenues are primarily comprised of transaction fees charged to the merchant, as well as a percentage of the processed sale transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant, and the sponsoring bank. With respect to many of the Company’s government and utility clients, as well as the Company’s JetX cash discount product, the cardholder is charged either a convenience fee (government and utilities) or transaction fee (JetX), instead of the merchant being charged for these fees. In all cases, the Company recognizes revenues net of interchange fees and assessments charged by the credit card associations. Interchange fees and credit card association fees are not controlled by the Company. The Company effectively functions as a clearing house collecting and remitting credit card association fees and interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and their processing customers.

The Company’s revenue streams within the Payment Services Segment include Financial Institutions revenues, Government Agency & Utility revenues, and Partners & e-Commerce revenues. Within the Payment Services Segment, the transaction price consists primarily of usage-based variable consideration, as the total consideration to be received is based on the number of transactions and dollar volume that will be processed by the Company for the merchant customer. The Company’s performance obligations in the Payment Services Segment are satisfied over time as customers receive and obtain control of the payment processing service. The Company has elected to apply the practical expedient for measuring progress towards the completion of a performance obligation and recognizes revenue as the Company has the right to invoice each customer, which generally corresponds with the transactions processed on behalf of the merchant customers.

Additionally, the Company’s direct merchant customers and certain third-party partners have the liability for any charges properly reversed by the cardholder. In the event, however, the Company is not able to collect such amount from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for any such reversed charges. The Company in some instances requires cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and it also utilizes a number of systems and procedures to manage merchant risk.

HR & Payroll Services

Revenues from the Company’s JetPay HR & Payroll Services operations are recognized in the period products or services are delivered under arrangements with clients where fees are fixed or determinable and allocated to specific performance obligations. Certain processing services are provided under annual service arrangements with revenue recognized when the service is delivered to the customer. All revenues are deferred until the allocated performance obligation has been completed and control is transferred to the customer. The Company’s service revenues are largely attributable to payroll-related processing services where the fees are based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenues earned from delivery service for the distribution of certain client payroll checks and reports is included in revenues, and the costs for delivery are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.

Within the HR & Payroll Services Segment, the transaction price consists primarily of fixed consideration which is the price negotiated at contract inception for the services to be provided. The Company’s performance obligations within the HR & Payroll Services Segment are satisfied at a point in time or over time depending upon the delivery of the product or service and how control is transferred to the customer. Payroll processing services are satisfied over time since the customer simultaneously receives and consumes the benefits as the Company performs. The Company utilizes the as-invoiced practical expedient to recognize revenue as the Company is paid a fixed amount based upon payroll processing frequency and the number of active employees paid during that payroll processing period. For all other revenue streams within the HR & Payroll Services Segment, performance obligations are satisfied at a point in in time, which is when the delivery of the service to the customer has occurred.

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

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers based upon the channel/industry of its customers. The Company determined that disaggregating revenues into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenues to segment revenues is provided in Note 13. Segments.

Disaggregated Revenues
(in thousands):	March 31,	March 31,
	2018	2017
HR & Payroll Revenues	$5,441	$5,382
Financial Institutions Revenues	1,695	1,765
Government Agency & Utility Revenues	2,906	2,504
Partners & e-Commerce Revenues	5,829	4,846
Total Revenues	$15,871	$14,497

Contract Assets and Liabilities

Deferred Revenue

The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance of when they take control of the goods or services to be performed by the Company. The Company receives payments from its customers based on standard terms and conditions.

Changes in deferred revenue were as follows (in thousands):

	March 31,	March 31,
	2018	2017
Balance, beginning of period	$1,033	$1,566
Deferral of revenue	707	632
Recognition of deferred revenue	(1,033)	(1,566)
Balance, end of period	$707	$632

Deferred Commissions

Our incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid to inside sales professionals, are deferred and recognized ratably over the three-year and ten-year estimated terms of our customer relationships in the Payment Services and HR & Payroll Services Segments, respectively. The average terms of our customer relationships will be tested for impairment annually and whenever an indicator of impairment exists. We include deferred commissions within other non-current assets since the average life of the Company’s customer relationships is greater than one year.

Changes in deferred commissions, presented in other non-current assets, were as follows (in thousands):

	March 31,	March 31,
	2018	2017
Balance, beginning of period	$1,188	$647
Deferral of commissions	209	191
Amortization	(86)	(43)
Balance, end of period	$1,311	$795

Practical Expedients Elected

The Company has elected the following practical expedients in applying ASC Topic 606 across all reportable segments:

As-Invoiced

Within the Payment Services Segment, the Company bills a fixed fee and/or a percent of volume for each transaction processed. Within the HR & Payroll Services Segment, the Company bills a fixed amount based on payroll processing frequency and the number of active employees paid during that payroll processing period. In both segments, as the Company has a right to invoice the customer in the amount that corresponds directly with the value of its performance completed to date, it will utilize the as invoiced practical expedient to recognize revenue.

Directly allocable variable consideration to wholly unsatisfied performance obligations exemption

Within the Payment Services Segment, all consideration in the contract is considered variable, and no amount is treated as fixed consideration. Furthermore, the Company will recognize revenue over time using invoice as practical expedient. As such, it will not need to estimate and disclose the variable consideration in the transaction price allocated to the performance obligation as stipulated under the exemption.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $292,000 and $413,000 were recorded as of March 31, 2018 and December 31, 2017, respectively.

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

Accounts Receivable

The Company’s accounts receivable are due from its merchant credit card and its payroll customers. Credit is extended based on the evaluation of customers’ financial condition and, generally, collateral is not required. Payment terms vary but are typically collected via automated clearing house payments originated by us two (2) to three (3) days following month end. Amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts which are outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible.

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

Timing differences in processing credit and debit card and automated clearing house transactions, as described above, interchange expense collection, merchant reserves, sponsoring bank reserves, and exception items result in settlement processing assets and obligations. Settlement processing assets consist primarily of our portion of settlement assets due from customers and receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense, our receivable from the processing bank for transactions we have funded merchants in advance of receipt of card association funding, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank for transactions for which we have received funding from the members but have not funded merchants and exception items.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual quantitative goodwill impairment testing indicated there was no impairment as of December 31, 2017. Additionally, no indicators of impairment occurred in the three months ended March 31, 2018. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual qualitative impairment testing indicated there was no impairment as of December 31, 2017. Additionally, no indicators of impairment occurred in the three months ended March 31, 2018. There can be no assurance that future tests of impairment will not result in impairment charges.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the right of our preferred stockholders to convert outstanding shares of Series A Preferred and Series A-1 Preferred into 16,949,152 and 1,102,041 shares of common stock, respectively, at March 31, 2018; the effect of 1,804,574 exercisable stock options granted under the Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) at March 31, 2018; and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017 have been excluded from the loss per share calculation for the three months ended March 31, 2018 in that the assumed conversion of these options would be anti-dilutive. For the three months ended March 31, 2017, the dilutive effect of the right of our preferred stockholders to convert outstanding shares of Series A Preferred and Series A-1 Preferred into 16,949,152 and 754,898 shares of common stock, respectively; the effect of 1,227,909 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at March 31, 2017; and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,227	$-	$-	$2,227

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,264	$-	$-	$2,264

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$2,264	$2,982
Change in fair value of JetPay Payments, TX contingent consideration	-	(35)
Change in fair value of JetPay Payments, FL contingent consideration	(37)	109
Payment of JetPay Payments, PA contingent consideration	-	(314)
Totals	$2,227	$2,742

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, was entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date) remains unchanged at March 31, 2018 as a result of this component being recorded as equity. The fair value at March 31, 2018 and December 31, 2017 of the cash-based contingent consideration was $0 as a result of the contingent consideration requirements not being met by December 28, 2017.

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

In addition to the consideration paid upon closing of the JetPay Payments, PA acquisition, the previous unitholders were entitled to receive up to an additional $500,000 if certain net revenue goals were achieved through October 31, 2016. This contingent consideration was valued at $400,000 at the date of acquisition, with the final $314,000 earned and paid on January 17, 2017.

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the former shareholders of JetPay Payments, FL were entitled to have released from escrow previously issued shares up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017. The former shareholders are also able to receive up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. See Note 3. Business Acquisition. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1.4 million at December 31, 2017 (recorded within non-current other liabilities), and $1.4 million at March 31, 2018 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. Contingent consideration liability of $525,000 was reclassified to additional paid-in capital in June 2017 with 250,000 shares of common stock issued at the closing of the acquisition released from escrow as a result of the 2016 gross profit performance targets being achieved. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of March 31, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2018 and 2017. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date and through the date the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 14. Subsequent Events.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	March 31, 2018	December 31, 2017
	(in thousands)

Leasehold improvements	$65	$433
Equipment	2,743	2,528
Furniture and fixtures	414	372
Computer software	2,867	1,272
Vehicles	245	245
Assets in progress	1,188	2,042
Total property and equipment	7,522	6,892
Less: accumulated depreciation	(2,556)	(2,922)
Property and equipment, net	$4,966	$3,970

Property and equipment included $1.7 million and $1.1 million of computer equipment as of March 31, 2018 and December 31, 2017, respectively, net of accumulated depreciation of $598,500 and $521,600 as of March 31, 2018 and December 31, 2017, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion. Computer software of $1.5 million was placed into service during the three months ended March 31, 2018 and accordingly reclassified from assets in progress to computer software.

Depreciation expense was $313,000 and $231,000 for the three months ended March 31, 2018 and 2017.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Trade accounts payable	$3,267	$3,381
ACH clearing liability	713	1,053
Accrued compensation	1,510	1,737
Accrued agent commissions	1,502	1,220
Related party payables	51	51
Other	4,579	4,127
Total	$11,622	$11,569

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8.00% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, FL. See Note 12. Related Party Transactions.	$8,341	$8,557

Term loan payable to First National Bank of Pennsylvania, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	4,479	4,792

Term note payable to Fifth Third Bank, interest rate of 4.00% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	553	630

Credit agreement payable to Fifth Third Bank providing for a 12-month draw period through June 22, 2018 for up to $1.6 million, converting into a 36 month amortizing term note maturing June 22, 2021. The credit agreement bears interest at LIBOR plus 3.00% (4.75% at March 31, 2018), collateralized by the assets and equity interests of JetPay Payments, FL.	1,187	1,085

Master equipment capital lease agreement payable to Fifth Third Bank for up to $1.5 million of lease financing to JetPay Payments, FL for a 12-month draw period through June30, 2018. Interim draws will have a term of up to 48 months and will bear interest at LIBOR plus 3.00% (4.75% at March 31, 2018), until termed at a fixed rate set forth in the lease agreement, collateralized by equipment.	592	303

Amended and restated revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (3.75% at March 31, 2018), maturing on June 1, 2018.	-	360

Unsecured promissory note payable to stockholder, interest rate of 4.00% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	56	57

Capital lease obligations related to computer equipment and software at JetPay Payments, TX and JetPay HR & Payroll Services, interest rates of 5.91% to 8.30%, due in monthly lease payments of $44,521 in the aggregate maturing from August 2018 through March 2023 collateralized by equipment.	719	554
	15,927	16,338
Less current portion	(3,214)	(3,364)
Less unamortized deferred financing costs	(240)	(274)
	$12,473	$12,700

The First National Bank term loan agreement requires the Company to provide First National Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The First National Bank agreement also contains certain financial covenants with which the Company was in compliance as of March 31, 2018.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank matured on June 2, 2017 and was renewed to June 1, 2018 and bears interest at a rate of LIBOR plus 2.00% for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of March 31, 2018. The credit agreement was amended on June 22, 2017 as provided below.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (increasing the previous revolving promissory note for $500,000 and extending maturity to June 1, 2018); and a Second Modification of Credit Agreement. The Draw/Term Note provides for a 12 month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on June 22, 2021. The Draw/Term Note bears interest at the applicable LIBOR plus 3.00%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time. At March 31, 2018, $1.2 million was outstanding against the $1.6 million Draw/Term Note.

The Amended and Restated Revolving Promissory Note replaced and superseded the prior $500,000 Revolving Promissory Note payable to Fifth Third Bank, extending its maturity to June 1, 2018. It bears interest at a rate of LIBOR plus 2.00% for the applicable interest period and is expected to be used to extend temporary credit to cover JetPay Payments, FL’s customers’ processing return items.

The Second Modification amended and restated an original term loan to JetPay Payments, FL dated June 2, 2016 in the original amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of JetPay Payments, FL.

Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with Fifth Third Bank to provide up to $1.5 million of lease financing for point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under the Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR plus 3.00% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. At March 31, 2018, $592,000 was outstanding against the $1.5 million lease facility.

On July 26, 2016, as part of its settlement of litigation with Merrick, the Company issued two promissory notes in favor of Merrick in the amounts of $3,850,000 (the “$3.85MM Merrick Note”) and $5,000,000 (the “$5MM Merrick Note” and, together with the $3.85MM Merrick Note, the “Merrick Notes”) to settle legal proceedings involving Merrick Bank. The $3.85MM Merrick Note was paid in full on October 21, 2016 and the $5MM Merrick Note was paid in full on January 11, 2017.

Maturities of long-term debt and capital lease obligations, excluding unamortized financing costs, are as follows for the years ending March 31: 2019 – $3.2 million; 2020 – $3.2 million; 2021 – $3.0 million; 2022 – $6.4 million; 2023 – $0.1 million; and $0 thereafter.

Note 8.    Redeemable Convertible Preferred Stock

Under a Securities Purchase Agreement entered into on August 22, 2013 (as amended, the “Series A Purchase Agreement”), the Company agreed to sell to Flexpoint, and Flexpoint agreed to purchase from the Company, upon satisfaction of certain conditions, up to 133,333 shares of Series A Preferred a purchase price of $300 per share for an aggregate purchase price of up to $40.0 million in three tranches.

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

On October 18, 2016, the Company amended and restated the Series A Purchase Agreement in part to facilitate the Company’s issuance and sale to Sundara of the 33,667 shares of Series A Preferred that had not yet been purchased by Flexpoint. Sundara purchased the remaining 33,667 shares of Series A Preferred in a single transaction for a purchase price of $10,100,100 ($300 per share) on October 18, 2016.

The shares of Series A Preferred are convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. On March 23, 2017, the conversion price of Series A Preferred was $2.36. Pursuant to an agreement by and among the Company, Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward with the successful recovery of funds by the Company in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

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

Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred”). Shares of Series A-1 Preferred may be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00 and subject to adjustment pursuant to the Series A-1 Purchase Agreement. As of March 31, 2018, the conversion price of Series A-1 Preferred was $2.45. Pursuant to an agreement by and among Wellington, the Series A-1 Preferred conversion price may be adjusted upward with the successful recovery of funds in the Company’s lawsuit against Valley National Bank. The conversion price of the Series A-1 Preferred is subject to further downward adjustment upon the occurrence of certain events as defined in the Series A-1 Purchase Agreement.

Shares of Series A-1 Preferred have an initial liquidation value of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and rank senior to the Company’s common stock and pari passu with the Series A Preferred with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Notwithstanding the foregoing, no holder of the Series A-1 Preferred can convert if, as a result of such conversion, such holder would beneficially own 9.9% or more of the Company’s common stock. If at any time, no shares of Series A Preferred remain outstanding and shares of Series A-1 Preferred remain outstanding because of the limitation in the preceding sentence, all shares of Series A-1 Preferred shall automatically convert into shares of Series A-2 Preferred at a 1:1 ratio. Upon the occurrence of an Event of Noncompliance, as defined in the Series A-1 Purchase Agreement, the holders of a majority of the Series A-1 Preferred may demand immediate redemption of all or a portion of the Series A-1 Preferred at the then-applicable liquidation value.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share of Series A Preferred from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Deficit as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $2.9 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.

Upon the occurrence of an Event of Noncompliance, the holders of a majority of the Series A Preferred may demand immediate redemption of all or a portion of the shares of Series A Preferred at the then-applicable liquidation value.  Such holders may also exercise a right to have the holders of the Series A Preferred elect a majority of the Board by increasing the size of the Board and filling such vacancies.  Such right to control a minimum majority of the Board would exist for so long as the Event of Noncompliance continues. An “Event of Noncompliance” shall have occurred if: (i) the Company fails to make any required redemption payment with respect to the Series A Preferred; (ii) the Company breaches the Series A Purchase Agreement and such breach has not been cured within thirty days after receipt of notice thereof; (iii) the Company or any subsidiary makes an assignment for the benefit of creditors, admits its insolvency or is the subject of an order, judgment or decree adjudicating such entity as insolvent, among other similar actions; (iv) a final judgment in excess of $5.0 million is rendered against the Company or any subsidiary that is not discharged within 60 days thereafter; or (v) an event of default has occurred under a former JetPay HR & Payroll Services credit facility, and such event of default has not been cured within thirty days after receipt of notice thereof.

Note 9.    Stockholders’ Equity (Deficit)

Common Stock

On August 3, 2017, the Company issued 44,240 shares of the Company’s common stock with a fair market value of approximately $97,000, as bonus compensation to the Chief Executive Officer pursuant to the Company’s 2013 Stock Incentive Plan.

On February 28, 2018, the Company cancelled 291,946 shares of common stock that were being held in an escrow account at the Company’s transfer agent that were previously issued to certain initial shareholders of the Company. The shares were cancelled pursuant to the Stock Escrow Agreement dated May 13, 2011 among the Company, its transfer agent, and certain initial shareholders in that certain warrants related to the initial formation of the Company were not exercised by December 28, 2017.

Treasury Stock

On February 15, 2017, the Company repurchased 2.2 million shares of its common stock owned by WLES, which WLES had agreed to sell in connection with the now-settled Direct Air litigation matter as part of a settlement agreement between the Company, Trent Voigt and WLES dated July 26, 2016 (the “WLES Settlement Agreement”). JetPay had previously repaid the $5MM Merrick Note due to Merrick Bank in January 2017, for which WLES had agreed to indemnify JetPay as part of the WLES Settlement Agreement by agreeing to sell the 2.2 million shares to satisfy JetPay’s obligations in relation to the $5MM Merrick Note. Effective February 15, 2017, the 2.2 million shares of JetPay common stock were placed in treasury at a cost of $4.95 million and are available for issuance.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

On July 5, 2017, the Board approved, subject to stockholder approval, the First Amendment to the 2013 Stock Incentive Plan, to issue up to an additional 1,000,000 shares of its common stock as awards for a total of 4,000,000 shares of common stock available under the Plan. The First Amendment was subsequently approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders held on August 15, 2017. The Company had available 1,215,762 shares of common stock for the grant of awards under the 2013 Stock Incentive Plan as of March 31, 2018.

The Company granted 75,000 shares of common stock under the 2013 Stock Incentive Plan during the three months ended March 31, 2017, at an exercise price of $3.00 per share. There were no options granted during the three months ended March 31, 2018. The grant date fair value of the options granted during the three months ended March 31, 2017 were determined to be approximately $89,000 using the Black-Scholes option pricing model. Aggregated stock-based compensation expense was $185,000 and $171,000 for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense as of March 31, 2018 relating to non-vested common stock options was approximately $928,000 and is expected to be recognized through 2021. During the three months ended March 31, 2018 and 2017, no options were exercised or forfeited.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2018	2017
Expected term (years)	-	6.25
Risk-free interest rate	-	2.10%
Volatility	-	62.3%
Dividend yield	-	0%

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

A summary of stock option activity for the three months ended March 31, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,739,998	$2.91
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2018	2,739,998	$2.91
Exercisable at March 31, 2018	1,804,574	$2.89

The weighted average remaining life of options outstanding at March 31, 2018 was 7.47 years. The aggregate intrinsic value of the exercisable options at March 31, 2018 was $0.

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

As of March 31, 2018, an aggregate of 158,150 shares of common stock remained reserved for issuance under the Purchase Plan, with 51,480 shares of common stock issued on January 5, 2017, 40,310 shares of common stock issued on July 12, 2017 and 27,184 shares of common stock issued on January 23, 2018.

Note 10.    Income Taxes

The Company recorded income tax expense of $364,000 and $62,000 for the three months ended March 31, 2018 and 2017, respectively. Income tax expense reflects the recording of federal and state income taxes. The effective tax rate was approximately 8.3% for the three months ended March 31, 2017 and greater than 100% for the three months ended March 31, 2018. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes, changes to the valuation allowance, and the recording of a deferred tax liability related to the uncertainty of the realization of the benefit for financial reporting purposes of the amortization of certain Intangibles for tax purposes as more fully described below.

JetPay Payments, TX is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax.

As of December 31, 2017, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $30.0 million and state NOLs of approximately $9.2 million available to offset future taxable income. These NOLs, if not utilized, expire at various times through 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. The Company has not conducted a Code Section 382 NOL study in 2017 or 2018.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $6.8 million at March 31, 2018 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

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

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and Payroll Tax Filing Services, a wholly-owned subsidiary of JetPay HR & Payroll Service, Inc. (“PTFS”), filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of March 31, 2018 and has incurred legal expense of $50,000 applied against its deductible, through March 31, 2018.

On June 12, 2017, JetPay Payment Services, TX LLC (“JetPay Payments, TX”) filed suit against J.T. Holdings, LTD (“J.T. Holdings”) and Trent Voigt with respect to a lease entered into by JetPay Payments, TX with J.T. Holdings’ property in Sunnyvale, TX. JetPay Payments, TX retains a computer backup center in the Sunnyvale, Texas location owned by J.T. Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The previous lease expired on January 31, 2016. While a new lease Agreement had not been signed, a dispute arose regarding the amount of rent to be paid, as well as the rights of the parties to access the property. Prior to filing the suit against J.T. Holdings, the Company’s access to the property was restored through a writ of reentry obtained from the Justice Court on June 8, 2017. On June 26, 2017, the Parties entered into an agreement whereby JetPay Payments, TX was granted an extension on the lease until June 30, 2018 at a rate of $6,000 per month and agreed to place into an escrow account $230,000 until all claims between the parties were adjudicated. On December 12, 2017, Trent Voigt and J.T. Holdings filed counterclaims against JetPay. The Company settled the matter with J.T. Holdings and Trent Voigt for $450,000, together with a release of all claims, on May 7, 2018. A loss accrual of $450,000 was recorded at March 31, 2018 within accounts payable and accrued expenses.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At March 31, 2018, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Note 12.    Related Party Transactions

Until February 28, 2018, JetPay HR & Payroll Services’ headquarters were located in Center Valley, Pennsylvania and consisted of approximately 22,500 square feet leased from C. Nicholas Antich, the former president of JetPay HR & Payroll Services, and Carol A. Antich. The office lease, expired on February 28, 2018. Rent expense under this lease was $135,500 for each of the three months ended March 31, 2018 and 2017.

JetPay Payments, TX retains a backup center in Sunnyvale, Texas consisting of 1,600 square feet, rented from J.T. Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The prior lease expired on January 31, 2016. Rent expense was $18,000 and $12,000 for the three months ended March 31, 2018 and 2017, respectively. As a part of current negotiations with Mr. Voigt regarding the property and other related matters, the Company and J.T. Holdings entered into an agreement to extend the lease for twelve months beginning on July 1, 2017 at a monthly rate of $6,000 plus utilities and certain other costs.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $1,000 and $25,000 for the three months ended March 31, 2018 and 2017, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matured on December 31, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitments and Contingencies, and bore interest at an annual rate of 4% with interest expense of $0 recorded in each of the three months ended March 31, 2018 and 2017, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. This unsecured promissory note was paid down to $57,000 on August 30, 2017. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

Finally, on October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity controlled and majority-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $170,000 and $186,000 for the three months ended March 31, 2018 and 2017, respectively. Additionally, in March 2018, Mr. Stone was granted a special bonus of $75,000 for his extraordinary efforts and involvement in assisting management with several strategic initiatives.

Note 13.    Segments

The Company currently operates in two business segments, the Payment Services Segment, which is an end-to-end processor of credit and debit card and automated clearing house payment transactions to businesses with a focus on those processing internet transactions and recurring billings, and the HR & Payroll Services Segment, which is a full-service payroll and related payroll tax payment processor. As noted in Note 4. Summary of Significant Accounting Policies, revenues are presented on a disaggregated basis. Segment operating results are presented below (in thousands).

The results reflect revenues and expenses directly related to each segment.

	For the Three Months Ended March 31, 2018
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$5,441	$-	$5,441
Financial Institutions Revenues	1,695	-	-	1,695
Government Agency & Utility Revenues	2,906	-	-	2,906
Partners & e-Commerce Revenues	5,829	-	-	5,829
Total Revenues	$10,430	$5,441	$-	$15,871
Cost of revenues	5,823	2,315	-	8,138
Selling, general and administrative expenses	2,864	1,604	1,403	5,871
Settlement of legal matter	450	-	-	450
Change in fair value of contingent consideration liability	-	-	(37)	(37)
Amortization of intangibles and depreciation	839	322	-	1,161
Other expenses	98	192	5	295
Income (loss) before income taxes	$356	$1,008	$(1,371)	$(7)

Total property and equipment, net	$4,028	$909	$29	$4,966
Property and equipment additions	$761	$556	$-	$1,317
Intangible assets and goodwill	$55,330	$15,398	$-	$70,728
Total segment assets	$118,513	$86,039	$1,307	$205,859

	For the Three Months Ended March 31, 2017 (As Adjusted)
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$5,382	$-	$5,382
Financial Institutions Revenues	1,765	-	-	1,765
Government Agency & Utility Revenues	2,504	-	-	2,504
Partners & e-Commerce Revenues	4,846	-	-	4,846
Total Revenues	$9,115	$5,382	$-	$14,497
Cost of revenues	5,154	2,286	-	7,440
Selling, general and administrative expenses	2,547	1,427	834	4,808
Change in fair value of contingent consideration liability	-	-	74	74
Amortization of intangibles and depreciation	783	321	1	1,105
Other expenses	91	214	22	327
Income (loss) before income taxes	$540	$1,134	$(931)	$743

Total property and equipment, net	$1,714	$528	$31	$2,273
Property and equipment additions	$323	$53	$3	$379
Intangible assets and goodwill	$57,758	$16,436	$-	$74,194
Total segment assets	$124,792	$87,410	$2,617	$214,819

Note 14.    Subsequent Events

On April 30, 2018, JetPay Payments, TX entered into a settlement agreement with Valley National Bank, settling JetPay Payments, TX’s litigation against Valley National Bank before trial. Pursuant to the settlement agreement, Valley National Bank paid JetPay Payments, TX $2,175,000, and the parties agreed to a mutual release of claims with no admission of liability.

On May 7, 2018, JetPay Payments, TX settled its previously disclosed litigation, including a release of all claims, with J.T. Holdings and Trent Voigt for $450,000.

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

Overview

The Company entered the payment processing and the payroll processing businesses in connection with the acquisitions of JetPay Payment Services, TX, LLC (f/k/a JetPay, LLC) (“JetPay Payments, TX”) and JetPay HR & Payroll Services, Inc. (f/k/a A. D. Computer Corporation) (“JetPay HR & Payroll Services”) on December 28, 2012. Additionally, on November 7, 2014, the Company acquired JetPay Payment Services, PA, LLC (f/k/a ACI Merchant Systems, LLC) (“JetPay Payments, PA”), an independent sales organization specializing in relationships with banks, credit unions and other financial institutions. On June 2, 2016, the Company acquired JetPay Payment Services, FL, LLC (f/k/a CollectorSolutions, Inc.) (“JetPay Payments, FL”), a payment processor specializing in the processing of payments in the government and utilities channels.

We are a provider of debit and credit card processing, payroll and human capital management (“HCM”) services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: (i) JetPay Payments, TX, which provides debit and credit card processing and automated clearing house payment services to businesses with a focus on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings; (ii) JetPay Payments, PA, an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; (iii) JetPay Payments, FL, a debit and credit card processor specializing in providing services to government agencies and utilities; and (iv) JetPay HR & Payroll Services, which provides HCM services, including, payroll, tax filing, time and attendance, HR services, Affordable Care Act services and related services to small and medium-sized employers.  We also provide prepaid card services within our HR & Payroll Segment.

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

Payment Services Segment

Revenues

JetPay Payments, TX and JetPay Payments, PA’s revenues fall into two categories: transaction revenues and merchant discount revenues. As such, our two primary drivers are the number of transactions and merchant dollar volume. A third measure related to merchant dollar volume, for those merchants where we charge a percentage of the sale amount, is the average size of the transaction, as costs for processing the transaction tend to be fixed, so that the higher the average ticket, the more revenue we earn for a fixed cost. JetPay’s discount revenues are generally a fixed percentage of the merchant’s dollar volume, with interchange and other third-party fees passed through to the merchant without markup. Our billings to merchants primarily consist of these transaction fees and discount fees, as well as pass-through fees for other miscellaneous services, such as handling chargebacks. With respect to many of the Company’s government and utility clients, as well as the JetX cash discount product, the cardholder is charged a specific transaction fee, instead of the merchant being charged for these fees. In all cases, interchange costs are set by the card networks, and are paid directly by the sponsoring bank to the credit card associations based upon a percentage of transaction amounts and/or a fixed price per transaction. JetPay Payment Services refers to the ratio of revenues net of interchange and network fees (dues and assessments) to the dollar amount of card transactions processed as the “margin.” If margin increases, revenues will tend to increase accordingly. Further, both the number of merchants who process transactions, and the average dollar amount of transactions processed per merchant, will impact the total transaction volume and thus the total revenues. As such, growth in JetPay’s merchant count and/or growth in the same store transaction volume will also drive JetPay’s revenue growth.

JetPay Payments, FL generates substantially all of its revenues from transaction fees paid by cardholders for processing payment transactions. For credit card transactions, our fee may be charged as a fixed fee or as a percentage of the dollars processed. As such, the two primary factors affecting our revenue from accepting and processing credit card payments are the number of transactions and the average dollar volume of the transaction. Accordingly, growth in JetPay Payments, FL’s client count and growth in the “same client” transaction dollar volume impact JetPay Payments FL’s revenue growth. In the case of e-check (ACH) payments, typically our fees are charged as a fixed fee per transaction regardless of the payment amount.

The Company’s revenue streams within the Payment Services Segment include Financial Institutions revenues, Government Agency & Utility revenues, and Partners & e-Commerce revenues. Within the Payment Services segment, the transaction price consists primarily of usage-based variable consideration, as the total consideration to be received is based on the number of transactions and dollar volume that will be processed by the Company for the merchant customer. The Company’s performance obligations in the Payment Services Segment are satisfied over time as customers receive and obtain control of the payment processing service. The Company has elected to apply the practical expedient for measuring progress towards the completion of a performance obligation and recognizes revenue as the Company has the right to invoice each customer, which generally corresponds with the number of transactions and dollar volume processed on behalf of the merchant customers.

The Company notes the most significant impact of adopting ASC Topic 606 is the result of gross versus net presentation of certain fees in the Payment Services Segment. Under ASC Topic 606, the Company reflects revenue net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and dues and assessments, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and cost of revenues under existing standards. This change in presentation will have no effect on the reported amount of operating income; however, the Company’s total revenues and cost of revenues for the three months ended March 31, 2017 are both lower by $5.2 million. This reduction in revenues and cost of revenues is presented in the accompanying quarterly financial statements and disclosures herein.

Expenses

The most significant components of operating expenses are residual payments to ISOs / VARs / ISVs, strategic partners, and financial institutions and salaries and other employment costs. Salaries and other employment costs are largely fixed in nature, increasing slightly with the growth in numbers of customers, but tending to grow with inflation. Credit card fees and bank sponsorship costs are generally a percentage of card volume. Bank sponsorship costs and processing fees are largely based upon transaction counts and volumes. Selling, general and administrative expenses include stable costs such as occupancy and office costs, outside services, and depreciation and amortization expense, which is recognized on a straight-line basis over the estimated useful life of the assets. Cost of revenues also includes chargeback losses, which vary over the long term based upon transaction volume processed by JetPay’s merchants, but can vary from period to period depending upon specific events in that period.

Markets

We have defined four distinct market verticals within which the Payment Services Segment operates: (i) Partners, especially those that leverage the e-Commerce and Recurring Payments strengths of JetPay’s technology platform; (ii) e-Commerce, including Card-Not-Present and recurring payments; (iii) government and utilities; and (iv) financial institutions and associations. JetPay also operates where we have strategic advantages due to technology; product, or partner relationships, including ISOs, VARs, and small businesses through cross-sell. For small businesses and financial institutions, JetPay Payment Services is the traditional provider of merchant services to businesses, and holds the contracts. With respect to the other three markets, JetPay Payment Services operates in two forms: (i) as a processor only where JetPay Payment Services recognizes revenues from the authorization, clearing, and settlement functions and does not participate in the discount revenue or risk of the merchant; and (ii) in a shared relationship, where JetPay Payment Services either owns the merchant contract outright or shares in the discount revenue of the merchant with an ISO, ISV, VAR, Financial Institution, or other strategic partner, and may assume or share risk. This market experienced strong growth in 2017 and JetPay Payment Services expects to significantly increase this revenue area as the operations group solidifies the product offering and execution. Sales and marketing began targeting new customers and customer segments in 2016 and 2017 and we anticipate such efforts will lead to continued revenue growth in 2018 and future years.

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

HR & Payroll Segment

Revenues

The majority of revenues from JetPay HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In fiscal year 2017 and the quarter ended March 31, 2018, JetPay Payroll & HR Services placed a significant emphasis on providing additional HCM services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to mid-size and large employers. JetPay has already experienced strong revenue growth from these products, and anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance. Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenues from its HCM, Affordable Care Act and time and attendance services.

Within the HR & Payroll Services Segment, the transaction price consists primarily of fixed consideration which is the price negotiated at contract inception for the services to be provided. The Company’s performance obligations within the HR & Payroll Services Segment are satisfied at a point in time or over time depending upon the services rendered and how control is transferred to the customer. Payroll processing services are satisfied over time since the customer simultaneously receives and consumes the benefits as the Company performs. The Company utilizes the right to invoice practical expedient to recognize revenue as the Company is paid a fixed amount based upon payroll processing frequency and the number of active employees paid during that payroll processing period. For all other revenue streams within the HR & Payroll Services segment, performance obligations are satisfied at a point in in time, which is when the delivery of the service to the customer has occurred.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following tables represent a comparison of the results of our operations for the three month periods ended March 31, 2018 and March 31, 2017 (in thousands):

	For the Three Months Ended March 31, 2018
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$15,871	$-	$5,441	$10,430
Cost of revenues	8,138	-	2,315	5,823
Gross profit	7,733	-	3,126	4,607
Selling, general, and administrative expenses	5,871	1,403	1,604	2,864
Settlement of legal matter	450	-	-	450
Change in fair value of contingent consideration liability	(37)	(37)	-	-
Amortization of intangibles	848	-	259	589
Depreciation	313	-	63	250
Operating income (loss)	288	(1,366)	1,200	454
Interest expense	267	1	169	97
Amortization of debt discounts and deferred consideration	34	4	23	7
Other income	(6)	-	-	(6)
(Loss) income before taxes	(7)	(1,371)	1,008	356
Income tax expense	364	293	2	69
Net (loss) income	(371)	(1,664)	1,006	287
Accretion of convertible preferred stock	(2,945)	(2,945)	-	-
Net (loss) income applicable to common stockholders	$(3,316)	$(4,609)	$1,006	$287

	For the Three Months Ended March 31, 2017 (As Adjusted)
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$14,497	$-	$5,382	$9,115
Cost of revenues	7,440	-	2,286	5,154
Gross profit	7,057	-	3,096	3,961
Selling, general, and administrative expenses	4,808	834	1,427	2,547
Change in fair value of contingent consideration liability	74	74	-	-
Amortization of intangibles	874	-	260	614
Depreciation	231	1	61	169
Operating income (loss)	1,070	(909)	1,348	631
Interest expense	295	16	186	93
Non-cash interest costs	34	6	28	-
Other income	(2)	-	-	(2)
Income (loss) before taxes	743	(931)	1,134	540
Income tax expense	62	-	4	58
Net income (loss)	681	(931)	1,130	482
Accretion of convertible preferred stock	(2,123)	(2,123)	-	-
Net (loss) income applicable to common stockholders	$(1,442)	$(3,054)	$1,130	$482

Revenues

Revenues were $15.9 million and $14.5 million for the three months ended March 31, 2018 and 2017, respectively. Overall revenues increased $1.4 million, or 9.5%, for the three months ended March 31, 2018 as compared to the same period in 2017. Of the $15.9 million of revenues for the three months ended March 31, 2018, $5.4 million, or 34.3%, was generated from our HR & Payroll Segment and $10.4 million, or 65.7%, from our Payment Services Segment. Of the $14.5 million of revenues for the three months ended March 31, 2017, $5.4 million, or 37.1%, was generated from our HR & Payroll Segment and $9.1 million, or 62.9%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $1.3 million, or 14.4%, for the three months ended March 31, 2018 as compared to 2017. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in JetX, our discount for cash product.

HR & Payroll Segment’s revenues increased $59,000, or 1.0% for the three months ended March 31, 2018 as compared to the same period in 2017. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services introduced in 2015, offset by the reclassification of W-2 processing revenues of approximately $542,000 in the three months ending March 31, 2017 from the three months ending December 31, 2016, under the new accounting standard ASC Topic 606.

Cost of Revenues

Cost of revenues were $8.1 million, or 51.3% of revenues, and $7.5 million, or 51.3% of revenues, for the three months ended March 31, 2018 and 2017, respectively. Of the $8.1 million cost of revenues for the three months ended March 31, 2018, $2.3 million, or 28.4%, related to our HR & Payroll Segment, and $5.8 million, or 71.6%, related to our Payment Services Segment. Of the $7.5 million cost of revenues for the three months ended March 31, 2017, $2.3 million, or 30.7%, related to our HR & Payroll Segment and $5.2 million, or 69.3%, related to our Payment Services Segment.

The cost of revenues within the Payment Services Segment increased $669,000, or 13.0%, for the three months ended March 31, 2018, as compared to the same period in 2017, but decreased as a percent of revenues from 56.5% of revenues in fiscal year 2017 to 55.8% of revenues in fiscal year 2018. Overall gross profit margin as reported within our Payment Services Segment improved slightly from 43.5% in the three months ended March 31, 2017 to 44.2% for the same period in 2018.

The cost of revenues within the HR & Payroll Segment increased $29,000, or 1.3%, for the three months ended March 31, 2018 as compared to the same period in 2017, maintaining the same percentage of revenues of 42.5% in both fiscal year 2017 and fiscal year 2018 due to increases in HR related service revenues absorbing our continued investment in technology, customer service professionals and new product management. Gross profit margin within our HR & Payroll Segment was 57.5% for both the three months ended March 31, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.9 million, or 37.0% of revenues, for the three months ended March 31, 2018 as compared to $4.8 million, or 33.2% of revenues, for the same period in fiscal year 2017.

SG&A expenses within the Payment Services Segment increased from $2.6 million in fiscal year 2017 to $2.9 million in fiscal 2018, but decreased as a percent of revenues from 27.9% in fiscal year 2017 to 27.5% of revenues in fiscal year 2018. The $317,000 increase was largely the result of the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $1.4 million, or 26.5% of revenues for the three months ended March 31, 2017 to $1.6 million in 2018, or 29.5% of revenues, an increase of approximately $177,000, or 12.4%, largely due to an increase in payroll costs as additional sales and technology professionals were added to develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $1.4 million for the three months ended March 31, 2018, net of` $350,000 of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $834,000 in the same period of 2017, net of $450,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended March 31, 2018 included non-cash stock-based compensation expense of $185,000 as compared to $171,000 for the same period in 2017. The increase in corporate SG&A expenses was principally related to increased professional services fees.

Depreciation and Amortization

Depreciation and amortization totaled $1.2 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in depreciation and amortization expense in fiscal year 2018 as compared to fiscal year 2017 was primarily related to increased depreciation expense on 2017 and 2018 capital expenditures.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $267,000 and $295,000, respectively. The decrease in interest expense in three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to a reduction in interest expense related to notes issued to Merrick on July 26, 2016, which were paid in full in January 2017.

Income Taxes

The Company recorded income tax expense of $364,000 and $62,000 for the three months ended March 31, 2018 and 2017, respectively. Income tax expense reflects the recording of state income taxes as well as the reduction of the Company’s overall valuation allowance due to indefinite-lived assets. The effective tax rate was approximately 8.3% for the three months ended March 31, 2017 and greater than 100% for the three months ended March 31, 2018. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash was $6.7 million at March 31, 2018, excluding $1.9 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity (deficit), was 20% and 21% at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we had working capital, excluding funds held for clients and client funds obligations, of $48,000.

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, sales of equity securities, including current and future borrowings.

In the past, the Company has been successful in obtaining loans and selling its equity securities. To fund the Company’s current debt service needs, satisfy the potential redemption of shares of preferred stock, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. The Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans or explore other alternatives, including the possible disposal of operating assets to generate cash to sustain operations and fund ongoing capital investments.

As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, we sold 99,666 shares of Series A Preferred to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. Both Sundara and LHLJ are majority-owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Preferred, to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, as disclosed in Note 9. Stockholders’ Equity (Deficit), from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures, including equipment financed through capital leases, were $1.3 million and $379,000 for the three months ended March 31, 2018 and 2017, respectively. We currently estimate capital expenditures, including equipment potentially financed through capital leases, for all of our ongoing operations, including the Payment Services Segment and HR & Payroll Services Segment, at approximately $1.8 million to $2.3 million for the remainder of 2018, principally related to technology improvements and software development for the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms and to purchase point-of-sale equipment as required under certain customer contracts. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending June 30, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.2 million, the potential cost of redeeming up to $24.3 million Series A and Series A-1 Preferred Shares, and estimated capital expenditures of $2.6 million to $3.0 million, $1.3 million of which the Company expects to fund with existing available credit facilities.

On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. Additionally, on April 14, 2014, the Company issued the second tranche of 4,667 shares of Series A Preferred to Flexpoint for an aggregate value of $1.4 million and 2,565 shares of Series A-1 Preferred to Wellington on April 14, 2014 for an aggregate value of $769,500. On or after October 11, 2018, the fifth anniversary of the initial preferred shares issuance, the holders of the shares of Series A Preferred have the right to require the Company to repurchase any or all of such shares of Series A Preferred at the contractual redemption price of $600 per share or up to approximately $20.0 million. Also, on or after April 14, 2019, the fifth anniversary of the second preferred shares issuance, the holders of the Series A Preferred can require the Company to repurchase any or all of the 4,667 shares issued on April 11, 2014 at the contractual redemption price of $600 per share or up to approximately $2.8 million. Should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.54 million. The Company is exploring alternative financing opportunities should the Series A Preferred stockholders exercise their redemption rights, including exploring alternative equity or debt investments, or the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

Debt Capitalization and Other Financing Arrangements

At March 31, 2018, we had borrowings of approximately $15.7 million net of unamortized deferred financing costs of $240,000.

JetPay Payments, PA, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement on November 7, 2014 with First National Bank (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $4.5 million at March 31, 2018. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On June 2, 2016, in connection with the closing of the JetPay Payments, FL acquisition, JetPay Payments, FL and the Company entered into a credit agreement with Fifth Third Bank. In connection with the credit agreement, JetPay Payments, FL issued in favor of Fifth Third Bank a term note with a principal amount of $1,068,960 and a $500,000 revolving note to refinance certain credit arrangements of JetPay Payments, FL in place at another financial institution prior to the closing of the transaction. The term note matures on November 30, 2019 and bears interest at 4.00%. The revolving note as amended on June 22, 2017 (as described below), matures on June 2, 2018, and the bears interest at a rate of LIBOR plus 2.00% for the applicable interest period. The term note and the revolving note are secured by the assets of JetPay Payments, FL and guaranteed by JetPay. On March 23, 2016 and June 22, 2017, the Company entered into a Modification of Credit Agreement and Other Loan Documents that amended the definition of “fixed charge coverage ratio” to account for expected capital expenditures with respect to the Company’s “Magic Platform.” The credit agreement contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, which the Company was in compliance as of March 31, 2018. At March 31, 2018, the principal balance of the term note was $553,000.

On June 22, 2017, JetPay Payments, FL entered into another credit agreement (the “Credit Agreement”) with Fifth Third Bank, which provides a $1,600,000 Draw/Term Note to finance software integration costs, an Amended and Restated Revolving Promissory Note for $1,000,000 (increased from a previous revolving promissory note for $500,000), and a Second Modification of Credit Agreement. At March 31, 2018, $1.2 million was outstanding against the $1.6 million Draw/Term Note.

The Draw/Term Note provides for a twelve (12) month draw period through June 22, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan, which matures on June 22, 2021. The Draw/Term Note bears interest at a rate of LIBOR plus 3.00%. The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time.

The $1,000,000 Amended and Restated Revolving Promissory Note renews, amends, replaces and supersedes the original $500,000 Revolving Promissory Note, extending maturity to June 1, 2018 and bears interest at a rate of LIBOR plus 2.00% for the Interest Period. The Amended and Restate Revolving Promissory Note is expected to be used to extend temporary credit to cover JetPay Payments, FL’s customers’ processing return items.

The Second Modification amends and restates the original term loan to JetPay Payments, FL dated June 2, 2016 in the original principal amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of Borrower. Additionally, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with the Lender to provide up to $1.5 million of lease financing for certain point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. Upon completion of an interim draw, the leases under Master Lease Agreement will have a term not exceeding 48 months at an interest rate of LIBOR plus 3.00% until termed out on a schedule, at which time such leases will amortize and bear interest at a fixed rate set forth in the applicable schedule. At March 31, 2018, $592,000 was outstanding against the $1.5 million lease facility. The Term Notes, the Revolving Note and the Master Lease Agreement are guaranteed by JetPay Corporation pursuant to a guaranty dated June 22, 2017, by and between JetPay Corporation and Fifth Third Bank in respect of the Term Notes and Master Lease Agreement and the guaranty, dated June 22, 2017, by and between the JetPay Corporation and Lender in respect of the Revolving Note (collectively, the “Guaranty Agreements”). The Guaranty Agreement requires that the Company maintain a $2,000,000 minimum liquidity level while there outstanding amounts owed under the various credit arrangements.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million. The underlying promissory note bears interest at 8.00%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of March 31, 2018. The principal balance of this term loan was $8.34 million at March 31, 2018.

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

Additionally, in connection with, the November 2014 $7.5 million term loan, payable to First National Bank, we incurred $76,000 of deferred financing costs, respectively. Additionally, within JetPay Payments, FL, we incurred $95,000 of deferred financing fees related to the June 2016 issuance of a promissory notes and $16,600 of deferred financing fees related to term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement, related to the HR & Payroll Services operation. Unamortized deferred financing costs were $240,000 at March 31, 2018.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of March 31, 2018 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at March 31, 2018, excluding unamortized deferred financing costs (in thousands):

	Payments Due By Period
		Less than	One to Three	Three to Five	More than
Contractual obligations (1)	Total	One Year	Years	Years	5 years
Long-term debt and capital lease obligations (1)	$15,927	$3,214	$6,167	$6,546	$-
Minimum operating lease payments	6,676	704	1,075	1,061	3,836
Total	$22,603	$3,918	$7,242	$7,607	$3,836

	Amounts Expiring Per Period
		Less than	One to Three	Three to Five	More than
Other Commercial Commitments	Total	One Year	Years	Years	5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $1.0 million.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $1.6 million for the three months ended March 31, 2018. Cash provided by operating activities in this period was primarily a decrease in prepaid expenses and other current assets of $498,000, non-cash depreciation and amortization relating to fixed assets and intangible assets of $1.2 million, stock based compensation and employee stock purchase plan expense of $195,000, deferred income taxes of $293,000, a decrease in accounts receivable of $706,000, and an increase in in accounts payable, accrued expenses and other liabilities of $52,000, all partially offset by a net loss of $371,000, a net increase in settlement processing assets, funds and liabilities of $538,000, a change in fair value of contingent consideration liability of $37,000, an increase in other assets of $123,000, and a decrease in deferred revenue of $326,000.

Net cash provided by operating activities totaled $1.3 million for the three months ended March 31, 2017. Cash provided by operating activities in this period was primarily due to net income of $681,000, non-cash depreciation and amortization expense related to fixed assets and intangible assets of $1.1 million, stock based compensation and employee stock purchase plan expense of $184,000, a decrease in accounts receivable of $1.9 million, and an increase in accounts payable, accrued expense and other liabilities of $216,000, all partially offset by an increase in settlement processing assets, funds and liabilities of $1.6 million, an increase in other assets of $365,000, and a decrease deferred revenue of $934,000.

Investing Activities. Cash used in investing activities totaled $16.8 million for the three months ended March 31, 2018, including an increase of $16.0 million in client fund obligations, and the purchases of property and equipment of $782,000.

Cash used in investing activities totaled $17.0 million for the three months ended March 31, 2017, including an increase of $16.7 million in restricted cash and equivalents held to satisfy client obligations and the purchases of property and equipment of $379,000.

Financing Activities. Cash provided by financing activities totaled $15.1 million for the three months ended March 31, 2018, which included $1.0 million of cash used for payments on long-term debt, offset by proceeds from notes payable of $101,000, an increase of $16.0 million in client fund obligations, and proceeds from the issuance of common stock of $51,000.

Cash provided by financing activities totaled $10.8 million for the three months ended March 31, 2017, which included an increase of $16.7 million in client fund obligations and proceeds from the issuance of common stock of $104,000, partially offset by $5.7 million of cash used for payments on long-term debt, and the payment of deferred and contingent acquisition consideration of $314,000.

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

Effects of Inflation

The Payment Services Segment’s and HR & Payroll Services Segment’s monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Non-monetary assets, consisting primarily of property and equipment, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and other operating expenses, which may not be readily recoverable in the price of services offered by us. The rate of inflation can also affect our revenues by affecting our client’s payroll processing volumes and our merchant charge volume and corresponding changes to revenues. While these can be positive or negative, since a portion of the Payment Services Segment’s revenues are derived as a percentage of dollar volume processed, the Payment Services Segment’s revenues will generally rise when inflation rises. Additionally, the HR & Payroll Services Segment’s revenues include the interest earned on the funds held for clients’ investment trust account balance.  Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company. As a result, we are not required to report the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s CEO and CFO as appropriate to allow timely decisions regarding required disclosure, were effective as of March 31, 2018 to provide reasonable assurance that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended March 31, 2018 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11. Commitments and Contingencies and Note 14. Subsequent Events to our consolidated financial statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial and Accounting Officer)

DATE:	May 14, 2018

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

** Filed herewith

