Form 10-Q
period 2018-06-30
JetPay Corp
filed 2018-08-09
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Yes ☐ No ☒

As of August 8, 2018, there were 15,439,310 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	June 30, 2018	December 31, 2017
	(Unaudited)	(As Adjusted)
ASSETS
Current assets:
Cash	$8,676	$6,824
Restricted cash	1,906	1,905
Accounts receivable, less allowance for doubtful accounts	3,997	5,269
Settlement processing assets and funds	50,215	52,116
Prepaid expenses and other current assets	1,495	1,725
Current assets before funds held for clients	66,289	67,839
Funds held for clients	47,456	49,288
Total current assets	113,745	117,127
Property and equipment, net	5,419	3,970
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $16,114 at June 30, 2018 and $14,418 at December 31, 2017	20,902	22,598
Other assets	1,633	1,448
Total assets	$190,677	$194,121

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,299	$3,364
Accounts payable and accrued expenses	12,067	11,569
Settlement processing liabilities	49,218	51,407
Deferred revenue	70	1,033
Other current liabilities	50	50
Current liabilities before client fund obligations	64,704	67,423
Client fund obligations	47,456	49,288
Total current liabilities	112,160	116,711
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $208 and $274 at June 30, 2018 and December 31, 2017, respectively	12,023	12,700
Deferred income taxes	1,431	845
Other liabilities	607	1,452
Total liabilities	126,221	131,708

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 142,333 shares issued and outstanding at June 30, 2018 and December 31, 2017 (liquidation preference of $85,400 at June 30, 2018)	65,654	59,684

Common Stock, subject to possible redemption (1,902,300 and 1,625,000 shares at June 30, 2018 and December 31, 2017, respectively)	4,086	3,520

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 142,333 shares of Series A and Series A-1 redeemable convertible preferred stock at June 30, 2018 and December 31, 2017)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,608,772 and 17,873,534 issued at June 30, 2018 and December 31, 2017, respectively (which includes 1,902,300 and 1,625,000 shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively) and 15,408,772 and 15,673,534 outstanding at June 30, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	29,552	35,186
Treasury stock, 2,200,000 shares at cost	(4,950)	(4,950)
Accumulated deficit	(29,904)	(31,045)
Total Stockholders’ Deficit	(5,284)	(791)
Total Liabilities and Stockholders’ Deficit	$190,677	$194,121

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended June 30,
	2018	2017
		(As Adjusted)

Revenues	$15,239	$13,529
Cost of revenues	8,481	7,816

Gross profit	6,758	5,713

Selling, general and administrative expenses	5,857	4,896
Settlement of legal matters	(2,175)	747
Change in fair value of contingent consideration liability	(320)	(257)
Amortization of intangibles	848	875
Depreciation	374	248

Operating income (loss)	2,174	(796)

Other expenses (income)
Interest expense	269	276
Non-cash interest costs	32	33
Other income	(9)	(5)

Income (loss) before income taxes	1,882	(1,100)

Income tax expense	370	81

Net income (loss)	1,512	(1,181)
Accretion of convertible preferred stock	(3,025)	(2,652)

Net loss applicable to common stockholders	$(1,513)	$(3,833)

Basic and diluted loss per share applicable to common stockholders	$(0.10)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	15,408,772	15,588,984

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Six Months Ended June 30,
	2018	2017
		(As Adjusted)

Revenues	$31,110	$28,026
Cost of revenues	16,619	15,256

Gross profit	14,491	12,770

Selling, general and administrative expenses	11,728	9,704
Settlement of legal matters	(1,725)	747
Change in fair value of contingent consideration liability	(357)	(183)
Amortization of intangibles	1,696	1,749
Depreciation	687	479

Operating income	2,462	274

Other expenses (income)
Interest expense	536	571
Non-cash interest costs	66	67
Other income	(15)	(7)

Income (loss) before income taxes	1,875	(357)

Income tax expense	734	143

Net income (loss)	1,141	(500)
Accretion of convertible preferred stock	(5,970)	(4,775)

Net loss applicable to common stockholders	$(4,829)	$(5,275)

Basic and diluted loss per share applicable to common stockholders	$(0.31)	$(0.33)

Weighted average shares outstanding:
Basic and diluted	15,502,023	16,134,808

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at January 1, 2018 (As Adjusted)	17,873,534	$18	$35,186	$(4,950)	$(31,045)	$(791)

Common stock issued under employee stock purchase plan	27,184	-	51	-	-	51
Common stock cancelled from escrow	(291,946)	-	-	-	-	-
Employee stock purchase plan expense	-	-	19	-	-	19
Stock-based compensation expense	-	-	344	-	-	344
Reclassification of redeemable common stock	-	-	(322)	-	-	(322)
Common stock released from escrow to satisfy contingent consideration obligation	-	-	244	-	-	244
Accretion of convertible preferred stock to redemption value	-	-	(5,970)	-	-	(5,970)
Net income	-	-	-	-	1,141	1,141
Balance at June 30, 2018	17,608,772	$18	$29,552	$(4,950)	$(29,904)	$(5,284)

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
		(As Adjusted)
Operating Activities
Net income (loss)	$1,141	$(500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	687	479
Stock-based compensation	344	361
Employee stock purchase plan expense	19	23
Amortization of intangibles	1,696	1,749
Non-cash interest costs	66	67
Change in fair value of contingent consideration liability	(357)	(183)
Loss on disposal of fixed assets	8	110
Deferred income taxes	586	-
Change in operating assets and liabilities:
Accounts receivable	1,272	1,341
Settlement processing assets, funds and obligations, net	(288)	(1,555)
Prepaid expenses and other current assets	230	(325)
Other assets	(185)	(317)
Deferred revenue	(963)	(932)
Accounts payable, accrued expenses and other liabilities	498	1,714
Net cash provided by operating activities	4,754	2,032

Investing Activities
Net decrease in funds held to satisfy client fund obligations	1,832	1,088
Purchase of property and equipment	(1,609)	(1,004)
Net cash provided by investing activities	223	84

Financing Activities
Payments on long-term debt and capital lease obligations	(1,748)	(6,300)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	51	104
Deferred financing fees associated with new borrowings	-	(76)
Proceeds from notes payable	405	400
Payment of deferred and contingent acquisition consideration	-	(314)
Proceeds from the sale of preferred stock, net of issuance costs	-	825
Net decrease in client funds obligations	(1,832)	(1,088)
Net cash used in financing activities	(3,124)	(6,449)

Net increase (decrease) in cash and restricted cash	1,853	(4,333)

Cash and Restricted Cash, beginning	8,729	14,713
Cash and Restricted Cash, ending	$10,582	$10,380
Supplemental disclosure of cash flow information:
Cash paid for interest	$532	$703
Cash paid for taxes	$267	$245

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$535	$318
Treasury stock reclassification	$-	$4,950
Issuance of warrants for settlement of legal matter	$-	$373
Beneficial conversion feature on convertible preferred stock	$-	$4,865
Accretion of convertible preferred stock	$5,970	$4,775
Release of common stock held in escrow to satisfy contingent consideration obligation	$488	$525

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of June 30, 2018. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2018.

Note 2.   Business Operations and Liquidity

The Company currently operates in two business segments: (i) the Payment Services Segment and (ii) the HR & Payroll Services Segment. The Payment Services Segment is an end-to-end processor of credit and debit card and automated clearing house payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The HR & Payroll Services Segment provides human capital management (“HCM”) services, including full-service payroll and related payroll tax payment processing, time and attendance, HCM services, prepaid card services, and services under the Patient Protection and Affordable Care Act.

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

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, potential sales of equity securities, and current and future borrowings. The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. As discussed below, the Company is currently exploring a variety of options with respect to the potential redemption of up to $24.3 million of shares of Series A and Series A-1 Preferred by Flexpoint and Wellington beginning on or after October 11, 2018 and through September 30, 2019.

In the past, the Company has been successful in obtaining loans and selling its equity securities. To fund the Company’s current debt service needs, satisfy the potential redemption of shares of preferred stock, expand its technology platforms for new business initiatives, and pursue possible future acquisitions, the Company may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. The Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans, or explore other alternatives, including the possible disposal of operating assets to generate cash to sustain operations and fund ongoing capital investments.

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

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending September 30, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.3 million and estimated capital expenditures of $2.8 million to $3.3 million, $1.0 million of which the Company expects to fund with existing available credit facilities.

On or after October 11, 2018, the fifth anniversary of the initial preferred shares issuance, the holders of the shares of Series A Preferred have the right to require the Company to repurchase any or all of such shares of Series A Preferred issued in the initial closing at the contractual redemption price of $600 per share (or up to approximately $20.0 million). Also, on or after April 14, 2019, the fifth anniversary of the second preferred shares issuance, the holders of the Series A Preferred can require the Company to repurchase any or all of the 4,667 shares issued on April 11, 2014 at the contractual redemption price of $600 per share (or up to approximately $2.8 million). Should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.54 million. The Company is exploring alternative financing opportunities should the Series A Preferred stockholders exercise their redemption rights, including exploring alternative equity or debt financing opportunities, or the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

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

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of CollectorSolutions, Inc. and assumed approximately $1.0 million of CollectorSolutions, Inc.’s indebtedness. The 3.25 million shares of common stock issued in connection with closing, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the former stockholders of CollectorSolutions, Inc. (the “Escrowed Shares”) and (ii) 500,000 shares placed in escrow at closing which would be released or cancelled if JetPay Payments, FL achieves certain gross profit performance targets in 2016 and 2017 (the “Earn-Out Shares”). In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the former stockholders of CollectorSolutions, Inc. in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the Merger Agreement. JetPay Payments, FL’s former stockholders may also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $579,000 at June 30, 2018 (recorded within non-current other liabilities). See Note 4. Summary of Significant Accounting Policies.

Based upon the level of gross profit performance of JetPay Payments, FL in 2016, on June 28, 2017, the Company released 250,000 Earn-Out Shares from escrow to the former shareholders of CollectorSolutions, Inc. Similarly, based upon the level of gross profit performance in 2017, on June 29, 2018, the Company released an additional 250,000 Earn-Out Shares from escrow pursuant to the earn-out provisions of the Merger Agreement. In addition, as per the Merger Agreement, on June 28, 2017, the Company released 587,500 Escrowed Shares held for indemnification purposes from escrow to the former shareholders of CollectorSolutions, Inc.

The Company also granted to each former stockholder of CollectorSolutions, Inc. a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder for $4.00 per share if Flexpoint exercises its right to redeem all of its shares of Series A Preferred. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The common stock issued to JetPay Payments, FL’s former shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $4.1 million, is presented as temporary equity, outside of the stockholders’ deficit section of the Consolidated Balance Sheet.

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

The Company adopted the requirements of ASC Topic 606 on January 1, 2018 using the full retrospective method, which required both the current and prior reporting periods to be presented under the same methodology.  Under this method, the June 30, 2017 and December 31, 2017 financial statements and related disclosures, included herein, have been presented on an “As Adjusted” basis under ASC Topic 606, as opposed to what was previously reported under ASC Topic 605, Revenue Recognition.  The adoption resulted in a decrease to accumulated deficit as of December 31, 2017 of $647,000.  Included in this adjustment was an increase to accumulated deficit as of January 1, 2017 of $374,000 for the cumulative effect of applying ASC Topic 606, offset by a decrease in net loss and net loss applicable to common stockholders for the year ended December 31, 2017 of $1.0 million.  This decrease in net loss for the year ended December 31, 2017 included increases to net income of $145,000 and $993,000 for the three and six months ended June 30, 2017, respectively.

Impact on Previously Reported Results

The provisions of ASC Topic 606 had a material impact on the timing and amount of revenues recognized by the Company.  The most significant impact of adopting ASC Topic 606 is the result of gross versus net presentation of certain fees in the Payment Services Segment. Under ASC Topic 606, the Company reflects revenues net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and dues and assessments, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and cost of revenues under previous standards. This change in presentation will have no effect on the reported amount of operating income; however, the Company’s total revenues and cost of revenues for the three and six months ended June 30, 2017 is each lower by $5.2 million and $10.4 million, respectively.

The most significant impact of adopting ASC Topic 606 in the HR & Payroll Services Segment relates to the timing of revenue recognized within the annual Form W-2, quarterly tax filing and annual tax filing revenue streams. To comply with the new standard, the timing of revenue recognized has changed from when delivery has occurred or services have been rendered to when a customer takes control of the good or service. This change in the timing of revenue recognition resulted in a decrease in revenues of $15,000 for the three months ended June 30, 2017 and an increase in revenues of $728,000 for the six months ended at June 30, 2017.

Additionally, ASC Topic 606 had an impact on the manner in which we account for certain costs to obtain new contracts (i.e. commissions), which we had previously expensed as incurred in both operating segments. Under ASC Topic 606, incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid to inside sales professionals, are deferred and recognized ratably over the three-year and ten-year estimated terms of our customer relationships in the Payment Services and HR & Payroll Services Segments, respectively. The average terms of our customer relationships will be tested for impairment annually and whenever an indicator of impairment exists. We include deferred commissions within other non-current assets since the average life of the Company’s customer relationships is greater than one year. This change in the timing of commission recognition results in a reduction of commission expenses of $160,000 and $308,000 for the three and six months ended June 30, 2017, respectively.

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

The following table presents a recast of selected unaudited consolidated statement of operations line items after giving effect to the adoption of ASC Topic 606 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Revenues	$18,777	$(5,248)	$13,529
Cost of revenues	$13,049	$(5,233)	$7,816
Gross profit	$5,728	$(15)	$5,713
Selling, general and administrative expenses	$5,056	$(160)	$4,896
Operating (loss) income	$(941)	$145	$(796)
(Loss) income before income taxes	$(1,245)	$145	$(1,100)
Net (loss) income	$(1,326)	$145	$(1,181)
Net (loss) income applicable to common stockholders	$(3,978)	$145	$(3,833)
Basic and diluted (loss) income per share applicable to common stockholders	$(0.26)	$0.01	$(0.25)

	Six Months Ended June 30, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Revenues	$37,719	$(9,693)	$28,026
Cost of revenues	$25,634	$(10,378)	$15,256
Gross profit	$12,085	$685	$12,770
Selling, general and administrative expenses	$10,012	$(308)	$9,704
Operating (loss) income	$(719)	$993	$274
(Loss) income before income taxes	$(1,350)	$993	$(357)
Net (loss) income	$(1,493)	$993	$(500)
Net (loss) income applicable to common stockholders	$(6,268)	$993	$(5,275)
Basic and diluted (loss) income per share applicable to common stockholders	$(0.39)	$0.06	$(0.33)

The following table presents a recast of selected unaudited consolidated statement of cash flow line items after giving effect to the adoption of ASC Topic 606 (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Operating activities
Net (loss) income	$(1,493)	$993	$(500)
Change in operating assets and liabilities:
Other assets – deferred commissions	$(9)	$(308)	$(317)
Deferred revenue	$(204)	$(728)	$(932)
Accounts payable, accrued expenses and other liabilities	$1,671	$43	$1,714

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

Disaggregated revenues for the three months ended June 30, 2018 and 2017, were as follows (in thousands):

	June 30,	June 30,
	2018	2017
HR & Payroll Revenues	$4,228	$3,773
Financial Institutions Revenues	2,053	2,013
Government Agency & Utility Revenues	2,868	2,613
Partners & e-Commerce Revenues	6,090	5,130
Total Revenues	$15,239	$13,529

Disaggregated revenues for the six months ended June 30, 2018 and 2017, were as follows (in thousands):

	June 30,	June 30,
	2018	2017
HR & Payroll Revenues	$9,669	$9,155
Financial Institutions Revenues	3,748	3,778
Government Agency & Utility Revenues	5,774	5,117
Partners & e-Commerce Revenues	11,919	9,976
Total Revenues	$31,110	$28,026

Contract Assets and Liabilities

Deferred Revenue

The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance of when they take control of the goods or services to be performed by the Company. The Company receives payments from its customers based on standard terms and conditions.

Changes in deferred revenue for the six months ended June 30, 2018 and 2017, were as follows (in thousands):

	June 30,	June 30,
	2018	2017
Balance, beginning of period	$1,033	$1,566
Deferral of revenue	134	2,076
Recognition of deferred revenue	(1,097)	(3,008)
Balance, end of period	$70	$634

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

Changes in deferred commissions, presented in other non-current assets, for the six months ended June 30, 2018 and 2017, were as follows (in thousands):

	June 30,	June 30,
	2018	2017
Balance, beginning of period	$1,188	$647
Deferral of commissions	368	404
Amortization	(183)	(96)
Balance, end of period	$1,373	$955

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $337,000 and $413,000 were recorded as of June 30, 2018 and December 31, 2017, respectively.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual quantitative goodwill impairment testing indicated there was no impairment as of December 31, 2017. Additionally, no indicators of impairment occurred in the six months ended June 30, 2018. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual qualitative impairment testing indicated there was no impairment as of December 31, 2017. Additionally, no indicators of impairment occurred in the six months ended June 30, 2018. There can be no assurance that future tests of impairment will not result in impairment charges.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the right of our preferred stockholders to convert outstanding shares of Series A Preferred and Series A-1 Preferred into 16,949,110 and 1,102,041 shares of common stock, respectively, at June 30, 2018; the effect of 1,958,941 exercisable stock options granted under the Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) at June 30, 2018; and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017 have been excluded from the loss per share calculation for the three and six months ended June 30, 2018 in that the assumed conversion of these options would be anti-dilutive. For the three and six months ended June 30, 2017, the dilutive effect of the right of our preferred stockholders to convert outstanding shares of Series A Preferred and Series A-1 Preferred into 16,949,110 and 1,102,041 shares of common stock, respectively; the effect of 1,353,953 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at June 30, 2017; and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017 have been excluded from the loss per share calculation in that the assumed conversion of these options would be anti-dilutive.

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

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,419	$-	$-	$1,419

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,264	$-	$-	$2,264

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$2,227	$2,742	$2,264	$2,982
Change in fair value of JetPay Payments, TX contingent consideration	-	(19)	-	(54)
Change in fair value of JetPay Payments, FL contingent consideration	(320)	(238)	(357)	(129)
JetPay Payments, FL contingent consideration shares released from escrow	(488)	(525)	(488)	(525)
Payment of JetPay Payments, PA contingent consideration	-	-	-	(314)
Totals	$1,419	$1,960	$1,419	$1,960

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, was entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date) remains unchanged at June 30, 2018 as a result of this component being recorded as equity.

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

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the former shareholders of JetPay Payments, FL were entitled to have released from escrow previously issued shares up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017. The former shareholders are also able to receive up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. See Note 3. Business Acquisition. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1.4 million at December 31, 2017, and $579,000 at June 30, 2018 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. Contingent consideration liability of $525,000 was reclassified to additional paid-in capital in June 2017 with 250,000 shares of common stock issued at the closing of the acquisition released from escrow as a result of the 2016 gross profit performance targets being achieved. Additionally, based upon the level of gross profit performance in 2017, on June 29, 2018, the Company released an additional 250,000 Earn-Out Shares from escrow pursuant to the earn-out provisions of the Merger Agreement. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of June 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2018 and 2017. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date and through the date the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 14. Subsequent Events.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	June 30, 2018	December 31, 2017
	(in thousands)

Leasehold improvements	$78	$433
Equipment	3,019	2,528
Furniture and fixtures	436	372
Software	2,957	1,272
Vehicles	245	245
Assets in progress	1,613	2,042
Total property and equipment	8,348	6,892
Less: accumulated depreciation	(2,929)	(2,922)
Property and equipment, net	$5,419	$3,970

Property and equipment included $1.2 million and $794,900 of computer equipment as of June 30, 2018 and December 31, 2017, respectively, net of accumulated depreciation of $696,000 and $521,600 as of June 30, 2018 and December 31, 2017, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion. Computer software of $1.5 million was placed into service during the six months ended June 30, 2018 and accordingly reclassified from assets in progress to computer software.

Depreciation expense was $374,000 and $248,000 for the three months ended June 30, 2018 and 2017, respectively, and $687,000 and $479,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Trade accounts payable	$2,511	$3,381
ACH clearing liability	811	1,053
Accrued compensation	1,786	1,737
Accrued agent commissions	1,612	1,220
Related party payables	39	51
Other	5,308	4,127
Total	$12,067	$11,569

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8.00% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, FL. See Note 12. Related Party Transactions.	$8,122	$8,557

Term loan payable to First National Bank of Pennsylvania, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	4,167	4,792

Term note payable to Fifth Third Bank, interest rate of 4.00% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	477	630

Credit agreement payable to Fifth Third Bank providing for a 12-month draw period through September 30, 2018 for up to $1.6 million, converting into a 36-month amortizing term note maturing September 30, 2021. The credit agreement bears interest at LIBOR plus 3.00% (5.00% at June 30, 2018), collateralized by the assets and equity interests of JetPay Payments, FL.	1,490	1,085

Master equipment capital lease agreement payable to Fifth Third Bank for up to $1.5 million of lease financing to JetPay Payments, FL for an 18-month draw period through December 31, 2018. Interim draws will have a term of up to 48 months and will bear interest at LIBOR plus 3.00% (5.00% at June 30, 2018), until termed at a fixed rate set forth in the lease agreement (5.85% at June 30, 2018), collateralized by equipment.	592	303

Amended and restated revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (4.00% at June 30, 2018), maturing on June 1, 2019.	-	360

Unsecured promissory note payable to stockholder, interest rate of 4.00% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	54	57

Capital lease obligations related to computer equipment and software at JetPay Payments, TX and JetPay HR & Payroll Services, interest rates of 5.91% to 8.30%, due in monthly lease payments of $44,521 in the aggregate maturing from August 2018 through March 2023 collateralized by equipment.	628	554
	15,530	16,338
Less current portion	(3,299)	(3,364)
Less unamortized deferred financing costs	(208)	(274)
	$12,023	$12,700

The First National Bank term loan agreement requires the Company to provide First National Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The First National Bank agreement also contains certain financial covenants with which the Company was in compliance as of June 30, 2018.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank, was amended on June 22, 2017 to increase the availability to $1,000,000 and further amended and restated on June 1, 2018 (as discussed below), to extended the maturity date of the revolving note to June 1, 2019. The Amended and Restated Revolving Note bears interest at a rate of LIBOR plus 2.00% for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of June 30, 2018.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (as noted above); and a Second Modification of Credit Agreement. Additionally, on June 1, 2018, JetPay Payments, FL, entered into (i) an Amended and Restated Promissory Note (the “Amended and Restated Draw/Term Note”) for $1,600,000 in favor of Fifth Third Bank, (ii) a related Modification of Credit Agreement and Other Loan Documents (the “Draw/Term Modification Agreement”), (iii) a further Amended and Restated Revolving Promissory Note (the “Amended and Restated Revolving Note”) for $1,000,000, and (iv) a related Third Modification of Credit Agreement and Other Loan Documents (the “Revolver Modification Agreement”). The Draw/Term Modification Agreement, as amended on June 1, 2018, provides for a three month extension of the original draw period to September 30, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on September 30, 2021. The Draw/Term Note, as modified, bears interest at the applicable LIBOR plus 3.00% (or, in the event the LIBOR Rate is unavailable, at the Prime Rate plus 1%). The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time. At June 30, 2018, $1.5 million was outstanding against the $1.6 million Draw/Term Note.

The Amended and Restated Revolving Note replaced and superseded the previously extended Revolving Promissory Note payable to Fifth Third Bank, extending its maturity to June 1, 2019. It bears interest at a rate of LIBOR plus 2.00% (or, in the event the LIBOR Rate is unavailable, at the Prime Rate plus 1%), for the applicable interest period and is expected to be used to extend temporary credit to cover JetPay Payments, FL’s customers’ processing return items.

The Third Modification and the Amended and Restated Draw/Term Note, dated June 1, 2018, further amended and restated an original term loan to JetPay Payments, FL dated June 2, 2016, as previously amended and restated on June 22, 2017, in the original amount of $1,068,960 to incorporate certain new terms, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of JetPay Payments, FL.

Additionally, on June 22, 2017, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with Fifth Third Bank to provide up to $1.5 million of lease financing for point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. On June 20, 2018, JetPay Payments, FL entered into an amendment to the Master Lease Interim Funding Schedule with Fifth Third Bank to extend the interim draw period from June 30, 2018 to December 31, 2018.

Additionally, on June 20, 2018, the initial equipment purchase draws under the Interim Lease Financing Schedule totaling $592,000 were converted into an amortizing lease with a base lease term of 48 months maturing July 1, 2022 at a monthly payment of $13,891, at a converted fixed interest rate of 5.85%. Upon completion of subsequent interim draws, the Equipment Schedules under the Master Lease Agreement will have terms not exceeding 48 months at a fixed interest rate set forth in the applicable schedule. At June 30, 2018, $907,853 was remains available under the $1.5 million master lease facility.

Maturities of long-term debt and capital lease obligations, excluding unamortized financing costs, are as follows for the years ending June 30: 2019 – $3.3 million; 2020 – $3.2 million; 2021 – $3.1 million; 2022 – $5.9 million; 2023 – $0.0 million; and $0 thereafter.

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

The shares of Series A Preferred are convertible into shares of common stock.  Any holder of Series A Preferred may at any time convert such holder’s shares of Series A Preferred into that number of shares of common stock equal to the number of shares of Series A Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which was initially $3.00. Under the Series A Purchase Agreement, Flexpoint and Sundara Investment Partners, LLC are provided with certain indemnification rights in the event of the incurrence of certain losses and expenses by the Company. On March 23, 2017, the conversion price of Series A Preferred was $2.36. Pursuant to an agreement by and among the Company, Flexpoint and Sundara, the Series A Preferred conversion price may be adjusted upward with the successful recovery of funds by the Company in the Company’s lawsuit against Valley National Bank. On July 11, 2018, the conversion price of Series A Preferred was adjusted upward to $2.50. The conversion price of the Series A Preferred continues to be subject to downward adjustment upon the occurrence of certain events.

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

Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred”). Shares of Series A-1 Preferred may be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00 and subject to adjustment pursuant to the Series A-1 Purchase Agreement. As of June 30, 2018, the conversion price of Series A-1 Preferred was $2.45. Pursuant to an agreement by and among Wellington, the Series A-1 Preferred conversion price may be adjusted upward with the successful recovery of funds in the Company’s lawsuit against Valley National Bank. On July 11, 2018, the conversion price of Series A-1 Preferred was adjusted upward to $2.60. The conversion price of the Series A-1 Preferred is subject to further downward adjustment upon the occurrence of certain events as defined in the Series A-1 Purchase Agreement.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share of Series A Preferred from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Deficit as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $3.0 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $6.0 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Note 9.    Stockholders’ Deficit

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

As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

On July 5, 2017, the Board approved, subject to stockholder approval, the First Amendment to the 2013 Stock Incentive Plan, to issue up to an additional 1,000,000 shares of its common stock as awards for a total of 4,000,000 shares of common stock available under the Plan. The First Amendment was subsequently approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders held on August 15, 2017. The Company had available 1,235,762 shares of common stock for the grant of awards under the 2013 Stock Incentive Plan as of June 30, 2018.

The Company granted 380,000 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan for the six months ended June 30, 2017, all at an exercise price of $3.00. There were no options granted during the three and six months ended June 30, 2018. The grant date fair value of the options granted during the six months ended June 30, 2017 was determined to be approximately $399,000, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense was $159,000 and $190,000 for the three months ended June 30, 2018 and 2017, respectively, and $344,000 and $361,000 for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense as of June 30, 2018 relating to non-vested common stock options was approximately $748,000 and is expected to be recognized through 2021. During the six months ended June 30, 2018 and 2017, no options were exercised and 20,000 options were forfeited in each period.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (years)	-	6.25	-	6.25
Risk-free interest rate	-	1.93%	-	1.93% to 2.10%
Volatility	-	65.6%	-	62.3% to 65.6%
Dividend yield	-	0%	-	0%

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

A summary of stock option activity for the six months ended June 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,739,998	$2.91
Granted	-	-
Forfeited	(20,000)	3.00
Exercised	-	-
Outstanding at June 30, 2018	2,719,998	$2.91
Exercisable at June 30, 2018	1,958,941	$2.91

The weighted average remaining life of options outstanding at June 30, 2018 was 7.21 years. The aggregate intrinsic value of the exercisable options at June 30, 2018 was $0.

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

As of June 30, 2018, an aggregate of 158,150 shares of common stock remained reserved for issuance under the Purchase Plan, with 51,480 shares of common stock issued on January 5, 2017, 40,310 shares of common stock issued on July 12, 2017, 27,184 shares of common stock issued on January 23, 2018, and 30,538 shares of common stock issued on July 16, 2018.

Note 10.    Income Taxes

The Company recorded income tax expense of $370,000 and $81,000 for the three months ended June 30, 2018 and 2017, respectively, and $734,000 and $143,000 for the six months ended June 30, 2018 and 2017, respectively. Income tax expense reflects the recording of federal and state income taxes. The effective tax rates were approximately 19.7% and (7.4)% for the three months ended June 30, 2018 and 2017, respectively, and 39.1% and (40.1)% for the six months ended June 30, 2018 and 2017, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $6.8 million at June 30, 2018 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

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

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and Payroll Tax Filing Services, a wholly-owned subsidiary of JetPay HR & Payroll Service, Inc. (“PTFS”), filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of June 30, 2018 and has incurred legal expense of $50,000 applied against its deductible, through June 30, 2018.

On June 12, 2017, JetPay Payment Services, TX LLC (“JetPay Payments, TX”) filed suit against J.T. Holdings, LTD (“J.T. Holdings”) and Trent Voigt with respect to a lease entered into by JetPay Payments, TX with J.T. Holdings’ property in Sunnyvale, TX. JetPay Payments, TX retains a computer backup center in the Sunnyvale, Texas location owned by J.T. Holdings, an entity controlled by Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX. The previous lease expired on January 31, 2016. While a new lease Agreement had not been signed, a dispute arose regarding the amount of rent to be paid, as well as the rights of the parties to access the property. Prior to filing the suit against J.T. Holdings, the Company’s access to the property was restored through a writ of reentry obtained from the Justice Court on June 8, 2017. On June 26, 2017, the Parties entered into an agreement whereby JetPay Payments, TX was granted an extension on the lease until June 30, 2018 at a rate of $6,000 per month and agreed to place into an escrow account $230,000 until all claims between the parties were adjudicated. On December 12, 2017, Trent Voigt and J.T. Holdings filed counterclaims against JetPay. The Company settled the matter with J.T. Holdings and Trent Voigt for $450,000, together with a release of all claims, on May 7, 2018. The Company recorded a loss of $450,000 at March 31, 2018 which was paid as of June 30, 2018.

On April 30, 2018, JetPay Payments, TX entered into a settlement agreement with Valley National Bank, settling JetPay Payments, TX’s litigation against Valley National Bank before trial. The settlement was pursuant to a lawsuit the Company joined along with American Express and Merrick Bank against Valley National Bank to recover a portion of the $6.19 million loss the Company incurred and recorded in 2016 related to the settlement of the Direct Air matter with Merrick Bank. Pursuant to the settlement agreement, Valley National Bank paid JetPay Payments, TX $2,175,000, and the parties agreed to a mutual release of claims with no admission of liability.

The Company is a party to various other legal proceedings related to its ordinary business activities. In the opinion of the Company’s management, none of these proceedings are material in relation to our results of operations, liquidity, cash flows, or financial condition.

At June 30, 2018, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Note 12.    Related Party Transactions

Until February 28, 2018, JetPay HR & Payroll Services’ headquarters were located in Center Valley, Pennsylvania and consisted of approximately 22,500 square feet leased from C. Nicholas Antich, the former president of JetPay HR & Payroll Services, and Carol A. Antich. The office lease, expired on February 28, 2018. Rent expense under this lease was $0 and $135,500 for each of the three months ended June 30, 2018 and 2017, and $135,500 and $271,000 for the six months ended June 30, 2018 and 2017, respectively.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt, a former 10% owner and employee of the Company. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $500 and $9,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,000 and $35,000 for the six months ended June 30, 2018 and 2017, respectively.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matured on December 31, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitments and Contingencies, and bore interest at an annual rate of 4% with interest expense of $0 recorded in each of the three and six months ended June 30, 2018 and 2017, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. This unsecured promissory note was paid down to $57,000 on August 30, 2017 and paid in full on July 19, 2018. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity controlled and majority-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $167,000 and $184,000 for the three months ended June 30, 2018 and 2017, respectively, and $337,000 and $370,000 for the six months ended June 30, 2018 and 2017, respectively. Additionally, in March 2018, Mr. Stone was granted a special bonus of $75,000 for his extraordinary efforts and involvement in assisting management with several strategic initiatives.

Finally, on June 12, 2017, JetPay Payments, TX filed suit against J.T. Holdings and Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX, with respect to the lease entered into by JetPay Payments, TX with J.T. Holdings’ property in Sunnyvale, TX. The previous lease expired on January 31, 2016. While a new lease Agreement had not been signed, a dispute arose regarding the amount of rent to be paid, as well as the rights of the parties to access the property. On June 26, 2017, the Parties entered into an agreement whereby JetPay Payments, TX was granted an extension on the lease until June 30, 2018 at a rate of $6,000 per month and agreed to place into an escrow account $230,000 until all claims between the parties were adjudicated. Rent expense was $12,000 for the three months ended June 30, 2018 and 2017, respectively and $30,000 and $47,000 for the six months ended June 30, 2018 and 2017, respectively. On December 12, 2017, Trent Voigt and J.T. Holdings filed counterclaims against JetPay. The Company settled the matter with J.T. Holdings and Trent Voigt for $450,000, together with a release of all claims, on May 7, 2018. The Company recorded a loss of $450,000 at March 31, 2018 which was paid as of June 30, 2018.

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

The results reflect revenues and expenses directly related to each segment.

	For the Three Months Ended June 30, 2018
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$4,228	$-	$4,228
Financial Institutions Revenues	2,053	-	-	2,053
Government Agency & Utility Revenues	2,868	-	-	2,868
Partners & e-Commerce Revenues	6,090	-	-	6,090
Total Revenues	$11,011	$4,228	$-	$15,239
Cost of revenues	6,384	2,097	-	8,481
Selling, general and administrative expenses	3,078	1,848	931	5,857
Settlement of legal matters	-	-	(2,175)	(2,175)
Change in fair value of contingent consideration liability	-	-	(320)	(320)
Amortization of intangibles and depreciation	862	359	1	1,222
Other expenses	94	193	5	292
Income (loss) before income taxes	$593	$(269)	$1,558	$1,882

	For the Three Months Ended June 30, 2017 (As Adjusted)
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$3,773	$-	$3,773
Financial Institutions Revenues	2,013	-	-	2,013
Government Agency & Utility Revenues	2,613	-	-	2,613
Partners & e-Commerce Revenues	5,130	-	-	5,130
Total Revenues	$9,756	$3,773	$-	$13,529
Cost of revenues	5,641	2,175	-	7,816
Selling, general and administrative expenses	2,927	1,467	502	4,896
Settlement of legal matters	-	-	747	747
Change in fair value of contingent consideration liability	-	-	(257)	(257)
Amortization of intangibles and depreciation	795	327	1	1,123
Other expenses	88	212	4	304
Income (loss) before income taxes	$305	$(408)	$(997)	$(1,100)

	For the Six Months Ended June 30, 2018
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$9,669	$-	$9,669
Financial Institutions Revenues	3,748	-	-	3,748
Government Agency & Utility Revenues	5,774	-	-	5,774
Partners & e-Commerce Revenues	11,919	-	-	11,919
Total Revenues	$21,441	$9,669	$-	$31,110
Cost of revenues	12,207	4,412	-	16,619
Selling, general and administrative expenses	5,942	3,452	2,334	11,728
Settlement of legal matters	450	-	(2,175)	(1,725)
Change in fair value of contingent consideration liability	-	-	(357)	(357)
Amortization of intangibles and depreciation	1,701	681	1	2,383
Other expenses	192	385	10	587
Income before income taxes	$949	$739	$187	$1,875

Total property and equipment, net	$4,362	$1,028	$29	$5,419
Property and equipment additions	$1,369	$775	$-	$2,144
Intangible assets and goodwill	$54,741	$15,139	$-	$69,880
Total segment assets	$120,593	$67,604	$2,480	$190,677

	For the Six Months Ended June 30, 2017 (As Adjusted)
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$9,155	$-	$9,155
Financial Institutions Revenues	3,778	-	-	3,778
Government Agency & Utility Revenues	5,117	-	-	5,117
Partners & e-Commerce Revenues	9,976	-	-	9,976
Total Revenues	$18,871	$9,155	$-	$28,026
Cost of revenues	10,795	4,461	-	15,256
Selling, general and administrative expenses	5,474	2,894	1,336	9,704
Settlement of legal matters	-	-	747	747
Change in fair value of contingent consideration liability	-	-	(183)	(183)
Amortization of intangibles and depreciation	1,578	648	2	2,228
Other expenses	179	426	26	631
Income (loss) before income taxes	$845	$726	$(1,928)	$(357)

Total property and equipment, net	$2,314	$514	$30	$2,858
Property and equipment additions	$1,213	$106	$3	$1,322
Intangible assets and goodwill	$57,143	$16,176	$-	$73,319
Total segment assets	$122,445	$69,375	$2,672	$194,492

Note 14.    Subsequent Events

On July 11, 2018, as a result of the successful recovery of funds by the Company in the lawsuit against Valley National Bank, see Note 11. Commitments and Contingencies, the Company entered into a Letter Agreement with Flexpoint and Sundara to adjust the conversion price of the Series A Preferred from $2.36 to $2.50 pursuant to the indemnification terms in the Series A Purchase Agreement. Additionally, the Company also entered into a Letter Agreement with Wellington on July 11, 2018 to adjust the conversion price of the Series A-1 Preferred from $2.45 to $2.60 pursuant to the indemnification terms in the Series A-1 Purchase Agreement.

On July 16, 2018, 30,538 shares of common stock were issued under the Company’s Employee Stock Purchase Plan.

On August 6, 2018, JetPay Corporation and its wholly owned subsidiaries, JetPay Payment Services, TX, LLC and JetPay Payment Services, PA, LLC, collectively, entered into bank sponsorship agreements with BMO Harris Bank, N.A. as Sponsor Bank and Worldpay Payments, Inc. as the BMO Harris’ agent managing the sponsorship relationship. The bank sponsorship agreements support sponsorship of the Company with the credit card associations and performs certain functions in connection with the settlement and clearing of credit and debit card transaction processed by the Company. JetPay Corporation is a guarantor to the agreements. The Agreements has a five-year term with services expected to commence on August 31, 2018.

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

Overview

We are a provider of debit and credit card processing, payroll and human capital management (“HCM”) services, and prepaid card services to businesses and their employees throughout the United States. We provide these services through four wholly-owned subsidiaries: (i) JetPay Payment Services, TX, LLC (“JetPay Payments, TX”), which provides debit and credit card processing and automated clearing house payment services to businesses with a focus on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings; (ii) JetPay Payment Services, PA, LLC (“JetPay Payments, PA”), an independent sales organization specializing in relationships with banks, credit unions, other financial institutions and strategic partners; (iii) JetPay Payments Services, FL, LLC (“JetPay Payments, FL”), a debit and credit card processor specializing in providing services to government agencies and utilities; and (iv) JetPay HR & Payroll Services, Inc. (“JetPay HR & Payroll Services”), which provides HCM services, including, payroll, tax filing, time and attendance, HR services, prepaid card services, Affordable Care Act services and related services to small and medium-sized employers.

Our overall business strategy is to provide payment processing services to small to large-sized businesses. We strive for a high percentage of our revenues consisting of recurring revenues with strong margins and with relatively low capital requirements. Our corporate strategy is to increase our revenues through a combination of organic growth and acquisitions. Our organic growth strategy is focused on developing and increasing our current marketing and sales staff at JetPay Payment Services and JetPay HR & Payroll Services to penetrate new customer niches and geographic markets. Our organic growth strategy also includes cross marketing initiatives to sell credit and debit card processing services to JetPay HR & Payroll Services’ payroll customers and payroll processing services to JetPay Payment Services’ credit and debit card processing customers. Additionally, we will be seeking additional debt and/or equity capital to acquire additional credit and debit card processors, ISVs, ISOs and/or payroll processors to integrate into our JetPay Payment Services and JetPay HR & Payroll Services operations. Our acquisition strategy is focused on identifying small to medium-sized companies that either provide services similar to ours or services that expand our product and service offerings and/or our geographic reach.  Both our JetPay Payment Services and our JetPay HR & Payroll Services operations have significant under-utilized processing capacity, which can be leveraged to create additional revenues without significant cost increases.   Our overall strategy also includes looking for cost synergies as we continue to integrate the JetPay Payment Services and JetPay HR & Payroll Services operations in such areas as insurance costs, banking costs, employee benefit costs, and other selling, general and administrative cost as well as operating cost areas.

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

The Company notes the most significant impact of adopting ASC Topic 606 is the result of gross versus net presentation of certain fees in the Payment Services Segment. Under ASC Topic 606, the Company reflects revenue net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and dues and assessments, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and cost of revenues under existing standards. This change in presentation will have no effect on the reported amount of operating income; however, the Company’s total revenues and cost of revenues for the three and six months ended June 30, 2017 are both lower by $5.2 million and $10.4 million, respectively. This reduction in revenues and cost of revenues is presented in the accompanying quarterly financial statements and disclosures herein.

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

HR & Payroll Segment

Revenues

The majority of revenues from JetPay HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In fiscal year 2017 and the six months ended June 30, 2018, JetPay Payroll & HR Services placed a significant emphasis on providing additional HCM services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to mid-size and large employers. JetPay has already experienced strong revenue growth from these products, and anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance. Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenues from its HCM, Affordable Care Act and time and attendance services.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following tables represent a comparison of the results of our operations for the three month periods ended June 30, 2018 and June 30, 2017 (in thousands):

	For the Three Months Ended June 30, 2018
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$15,239	$-	$4,228	$11,011
Cost of revenues	8,481	-	2,097	6,384
Gross profit	6,758	-	2,131	4,627
Selling, general, and administrative expenses	5,857	931	1,848	3,078
Settlement of legal matters	(2,175)	(2,175)	-	-
Change in fair value of contingent consideration liability	(320)	(320)	-	-
Amortization of intangibles	848	-	259	589
Depreciation	374	1	100	273
Operating income (loss)	2,174	1,563	(76)	687
Interest expense	269	1	172	96
Amortization of debt discounts and deferred consideration	32	4	21	7
Other income	(9)	-	-	(9)
Income (loss) before taxes	1,882	1,558	(269)	593
Income tax expense	370	293	2	75
Net income (loss)	1,512	1,265	(271)	518
Accretion of convertible preferred stock	(3,025)	(3,025)	-	-
Net (loss) income applicable to common stockholders	$(1,513)	$(1,760)	$(271)	$518

	For the Three Months Ended June 30, 2017 (As Adjusted)
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$13,529	$-	$3,773	$9,756
Cost of revenues	7,816	-	2,175	5,641
Gross profit	5,713	-	1,598	4,115
Selling, general, and administrative expenses	4,896	502	1,467	2,927
Settlement of legal matters	747	747	-	-
Change in fair value of contingent consideration liability	(257)	(257)	-	-
Amortization of intangibles	875	-	259	616
Depreciation	248	1	68	179
Operating income (loss)	(796)	(993)	(196)	393
Interest expense	276	-	184	92
Non-cash interest costs	33	4	28	1
Other income	(5)	-	-	(5)
Income (loss) before taxes	(1,100)	(997)	(408)	305
Income tax expense	81	-	4	77
Net income (loss)	(1,181)	(997)	(412)	228
Accretion of convertible preferred stock	(2,652)	(2,652)	-	-
Net (loss) income applicable to common stockholders	$(3,833)	$(3,649)	$(412)	$228

Revenues

Revenues were $15.2 million and $13.5 million for the three months ended June 30, 2018 and 2017, respectively. Overall revenues increased $1.7 million, or 12.6%, for the three months ended June 30, 2018 as compared to the same period in 2017. Of the $15.2 million of revenues for the three months ended June 30, 2018, $4.2 million, or 27.7%, was generated from our HR & Payroll Segment and $11.0 million, or 72.3%, from our Payment Services Segment. Of the $13.5 million of revenues for the three months ended June 30, 2017, $3.8 million, or 27.9%, was generated from our HR & Payroll Segment and $9.8 million, or 72.1%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $1.3 million, or 12.9%, for the three months ended June 30, 2018 as compared to 2017. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in JetX, our discount for cash product.

HR & Payroll Segment’s revenues increased $455,000, or 12.1% for the three months ended June 30, 2018 as compared to the same period in 2017. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services introduced in 2015.

Cost of Revenues

Cost of revenues were $8.5 million, or 55.7% of revenues, and $7.8 million, or 57.8% of revenues, for the three months ended June 30, 2018 and 2017, respectively. Of the $8.5 million cost of revenues for the three months ended June 30, 2018, $2.1 million, or 24.7%, related to our HR & Payroll Segment, and $6.4 million, or 75.3%, related to our Payment Services Segment. Of the $7.8 million cost of revenues for the three months ended June 30, 2017, $2.2 million, or 27.8%, related to our HR & Payroll Segment and $5.6 million, or 72.2%, related to our Payment Services Segment.

The cost of revenues within the Payment Services Segment increased $743,000, or 13.2%, for the three months ended June 30, 2018, as compared to the same period in 2017, and increased as a percent of revenues from 57.8% of revenues in fiscal year 2017 to 58.0% of revenues in fiscal year 2018. Overall gross profit margin as reported within our Payment Services Segment decreased slightly from 42.2% in the three months ended June 30, 2017 to 42.0% for the same period in 2018.

The cost of revenues within the HR & Payroll Segment decreased $(78,000), or (3.6)%, for the three months ended June 30, 2018 as compared to the same period in 2017, decreasing as a percentage of revenues from 57.6% in 2017 to 49.6% in fiscal year 2018 due to increases in HR related service revenues absorbing our continued investment in technology, customer service professionals and new product management. Gross profit margin increased within our HR & Payroll Segment from 42.4% in the three months ended June 30, 2017 to 50.4% for the same period in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.9 million, or 38.4% of revenues, for the three months ended June 30, 2018 as compared to $4.9 million, or 36.2% of revenues, for the same period in fiscal year 2017.

SG&A expenses within the Payment Services Segment increased from $2.9 million in fiscal year 2017 to $3.1 million in fiscal 2018, but decreased as a percent of revenues from 30.0% in fiscal year 2017 to 28.0% of revenues in fiscal year 2018. The $151,000 increase was largely the result of the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $1.5 million, or 38.9% of revenues for the three months ended June 30, 2017 to $1.8 million in 2018, or 43.7% of revenues, an increase of approximately $381,000, or 26.0%, largely due to an increase in payroll costs as additional sales and technology professionals were added to develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $1.0 million for the three months ended June 30, 2018, net of` $450,000 of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $502,000 in the same period of 2017, net of $450,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended June 30, 2018 included non-cash stock-based compensation expense of $159,000 as compared to $190,000 for the same period in 2017. The increase in corporate SG&A expenses was principally related to increased professional services fees.

Settlement of Legal Matters

Settlement of Legal Matter recovery in the three months ended June 30, 2018 of $2,175,000 reflects the Company’s recovery of losses pursuant to a lawsuit the Company joined along with American Express and Merrick Bank against Valley National Bank to recover a portion of the $6.19 million loss the Company incurred and recorded in 2016 related to the settlement of the Direct Air matter with Merrick Bank, see Note 11. Commitments and Contingencies. On April 30, 2018, JetPay Payments, TX entered into a settlement agreement with Valley National Bank, settling JetPay Payments, TX’s litigation against Valley National Bank before trial. Pursuant to the settlement agreement, Valley National Bank paid JetPay Payments, TX $2,175,000, and the parties agreed to a mutual release of claims with no admission of liability.

Settlement of Legal Matter charge in the three months ended June 30, 2017 of $747,000 reflects the Company’s loss on the settlement of the Ten Lords matter, see Note 11. Commitments and Contingencies. On July 3, 2017, the Company and JetPay, LLC successfully settled a lawsuit with Ten Lords and Providence Interactive Capital (the “Plaintiffs”) by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters related to the lawsuit. In connection with this settlement, the Company recorded a loss of $747,000 at June 30, 2017 in addition to a previously recorded $125,500 loss reserve.

Depreciation and Amortization

Depreciation and amortization totaled $1.2 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase in depreciation and amortization expense in fiscal year 2018 as compared to fiscal year 2017 was primarily related to increased depreciation expense on 2017 and 2018 capital expenditures.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $269,000 and $276,000, respectively. The decrease in interest expense in three month period ended June 30, 2018 compared to the same period in 2017 was primarily due to a reduction in interest expense related to notes issued to Merrick on July 26, 2016, which were paid in full in January 2017.

Income Taxes

The Company recorded income tax expense of $370,000 and $81,000 for the three months ended June 30, 2018 and 2017, respectively. Income tax expense reflects the recording of state income taxes as well as the reduction of the Company’s overall valuation allowance due to indefinite-lived assets. The effective tax rate was approximately (7.4)% for the three months ended June 30, 2017 and 19.7% for the three months ended June 30, 2018. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following tables represent a comparison of the results of our operations for the six month periods ended June 30, 2018 and June 30, 2017 (in thousands):

	For the Six Months Ended June 30, 2018
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$31,110	$-	$9,669	$21,441
Cost of revenues	16,619	-	4,412	12,207
Gross profit	14,491	-	5,257	9,234
Selling, general, and administrative expenses	11,728	2,334	3,452	5,942
Settlement of legal matters	(1,725)	(2,175)	-	450
Change in fair value of contingent consideration liability	(357)	(357)	-	-
Amortization of intangibles	1,696	-	518	1,178
Depreciation	687	1	163	523
Operating income	2,462	197	1,124	1,141
Interest expense	536	2	341	193
Amortization of debt discounts and deferred consideration	66	8	44	14
Other income	(15)	-	-	(15)
Income before taxes	1,875	187	739	949
Income tax expense	734	586	4	144
Net income (loss)	1,141	(399)	735	805
Accretion of convertible preferred stock	(5,970)	(5,970)	-	-
Net (loss) income applicable to common stockholders	$(4,829)	$(6,369)	$735	$805

	For the Six Months Ended June 30, 2017 (As Adjusted)
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$28,026	$-	$9,155	$18,871
Cost of revenues	15,256	-	4,461	10,795
Gross profit	12,770	-	4,694	8,076
Selling, general, and administrative expenses	9,704	1,336	2,894	5,474
Settlement of legal matters	747	747	-	-
Change in fair value of contingent consideration liability	(183)	(183)	-	-
Amortization of intangibles	1,749	-	519	1,230
Depreciation	479	2	129	348
Operating income (loss)	274	(1,902)	1,152	1,024
Interest expense	571	16	370	185
Non-cash interest costs	67	10	56	1
Other income	(7)	-	-	(7)
Income (loss) before taxes	(357)	(1,928)	726	845
Income tax expense	143	-	8	135
Net income (loss)	(500)	(1,928)	718	710
Accretion of convertible preferred stock	(4,775)	(4,775)	-	-
Net (loss) income applicable to common stockholders	$(5,275)	$(6,703)	$718	$710

Revenues

Revenues were $31.1 million and $28.0 million for the six months ended June 30, 2018 and 2017, respectively. Overall revenues increased $3.1 million, or 11.0%, for the six months ended June 30, 2018 as compared to the same period in 2017. Of the $31.1 million of revenues for the six months ended June 30, 2018, $9.7 million, or 31.1%, was generated from our HR & Payroll Segment and $21.4 million, or 68.9%, from our Payment Services Segment. Of the $28.0 million of revenues for the six months ended June 30, 2017, $9.2 million, or 32.7%, was generated from our HR & Payroll Segment and $18.9 million, or 67.3%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $2.6 million, or 13.6%, for the six months ended June 30, 2018 as compared to 2017. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in JetX, our discount for cash product.

HR & Payroll Segment’s revenues increased $514,000, or 5.6% for the six months ended June 30, 2018 as compared to the same period in 2017. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services introduced in 2015, offset by the reclassification of W-2 processing revenues of approximately $542,000 in the six months ending June 30, 2017 from the six months ending December 31, 2016, under the new accounting standard ASC Topic 606.

Cost of Revenues

Cost of revenues were $16.6 million, or 53.4% of revenues, and $15.3 million, or 54.4% of revenues, for the six months ended June 30, 2018 and 2017, respectively. Of the $16.6 million cost of revenues for the six months ended June 30, 2018, $4.4 million, or 26.5%, related to our HR & Payroll Segment, and $12.2 million, or 73.5%, related to our Payment Services Segment. Of the $15.3 million cost of revenues for the six months ended June 30, 2017, $4.5 million, or 29.2%, related to our HR & Payroll Segment and $10.8 million, or 70.8%, related to our Payment Services Segment.

The cost of revenues within the Payment Services Segment increased $1.4 million, or 13.1%, for the six months ended June 30, 2018, as compared to the same period in 2017, but decreased as a percent of revenues from 57.2% of revenues in fiscal year 2017 to 56.9% of revenues in fiscal year 2018. Overall gross profit margin as reported within our Payment Services Segment improved slightly from 42.8% in the six months ended June 30, 2017 to 43.1% for the same period in 2018.

The cost of revenues within the HR & Payroll Segment decreased $49,000, or (1.1)%, for the six months ended June 30, 2018 as compared to the same period in 2017, decreasing as a percentage of revenues from 48.7% for the year ended June 30, 2017 to 45.6% for the year ended June 30, 2018 due to HR related service revenues providing stronger returns on our continued investment in technology, customer service professionals and new product management. Gross profit margin within our HR & Payroll Segment increased from 51.3% for the six months ended June 30, 2017 to 54.4% for the six months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $11.7 million, or 37.7% of revenues, for the six months ended June 30, 2018 as compared to $9.7 million, or 34.6% of revenues, for the same period in fiscal year 2017.

SG&A expenses within the Payment Services Segment increased from $5.5 million in fiscal year 2017 to $5.9 million in fiscal 2018, but decreased as a percent of revenues from 29.0% in fiscal year 2017 to 27.7% of revenues in fiscal year 2018. The $468,000 increase was largely the result of the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $2.9 million, or 31.6% of revenues for the six months ended June 30, 2017 to $3.5 million in 2018, or 35.7% of revenues, an increase of approximately $558,000, or 19.3%, largely due to an increase in payroll costs as additional sales and technology professionals were added to develop new products and services and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $2.3 million for the six months ended June 30, 2018, net of` $800,000 of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $1.3 million in the same period of 2017, net of $900,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the six months ended June 30, 2018 included non-cash stock-based compensation expense of $344,000 as compared to $361,000 for the same period in 2017. The increase in corporate SG&A expenses was principally related to increased professional services fees.

Settlement of Legal Matters

Settlement of Legal Matters net recovery in the six months ended June 30, 2018 of $1,725,000 reflects the Company’s recovery of $2,175,000 of losses pursuant to a lawsuit the Company joined along with American Express and Merrick Bank against Valley National Bank to recover a portion of the $6.19 million loss the Company incurred and recorded in 2016 related to the settlement of the Direct Air matter with Merrick Bank, see Note 11. Commitments and Contingencies. On April 30, 2018, JetPay Payments, TX entered into a settlement agreement with Valley National Bank, settling JetPay Payments, TX’s litigation against Valley National Bank before trial. Pursuant to the settlement agreement, Valley National Bank paid JetPay Payments, TX $2,175,000, and the parties agreed to a mutual release of claims with no admission of liability. This recovery was offset by a charge in the six months ended June 30, 2018 of $450,000 related to the settlement of a matter on May 7, 2018 with Trent Voigt and J.T. Holdings, see Note 11. Commitments and Contingencies.

Settlement of Legal Matter charge in the six months ended June 30, 2017 of $747,000 reflects the Company’s loss on the settlement of the Ten Lords matter, see Note 11. Commitments and Contingencies. On July 3, 2017, the Company and JetPay, LLC successfully settled a lawsuit with Ten Lords and Providence Interactive Capital (the “Plaintiffs”) by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters related to the lawsuit. In connection with this settlement, the Company recorded a loss of $747,000 at June 30, 2017 in addition to a previously recorded $125,500 loss reserve.

Depreciation and Amortization

Depreciation and amortization totaled $2.4 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase in depreciation and amortization expense in fiscal year 2018 as compared to fiscal year 2017 was primarily related to increased depreciation expense on 2017 and 2018 capital expenditures.

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 was $536,000 and $571,000, respectively. The decrease in interest expense in six month period ended June 30, 2018 compared to the same period in 2017 was primarily due to a reduction in interest expense related to notes issued to Merrick on July 26, 2016, which were paid in full in January 2017.

Income Taxes

The Company recorded income tax expense of $734,000 and $143,000 for the six months ended June 30, 2018 and 2017, respectively. Income tax expense reflects the recording of state income taxes as well as the reduction of the Company’s overall valuation allowance due to indefinite-lived assets. The effective tax rate was approximately (40.1)% for the six months ended June 30, 2017 and 39.1% for the six months ended June 30, 2018. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash was $8.7 million at June 30, 2018, excluding $1.9 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity (deficit), was 19.2% and 20.5% at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we had working capital, excluding funds held for clients and client funds obligations, of $1.6 million.

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, potential sales of equity securities, and current and future borrowings.

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

As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, we sold 99,666 shares of Series A Preferred to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. Both Sundara and LHLJ are majority-owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used and expect to use for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Preferred, to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, including Bipin C. Shah, Robert B. Palmer, and Jonathan M. Lubert, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures, including equipment financed through capital leases, were $2.1 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. We currently estimate capital expenditures, including equipment potentially financed through capital leases, for all of our ongoing operations, including the Payment Services Segment and HR & Payroll Services Segment, at approximately $1.8 million to $2.2 million for the remainder of 2018, principally related to technology improvements and software development for the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms and to purchase point-of-sale equipment as required under certain customer contracts. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending September 30, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.3 million, and estimated capital expenditures of $2.8 million to $3.3 million, $1.0 million of which the Company expects to fund with existing available credit facilities.

On October 11, 2013, the Company issued the initial tranche of 33,333 shares of Series A Preferred to Flexpoint for an aggregate value of $10.0 million. Additionally, on April 14, 2014, the Company issued the second tranche of 4,667 shares of Series A Preferred to Flexpoint for an aggregate value of $1.4 million and 2,565 shares of Series A-1 Preferred to Wellington on April 14, 2014 for an aggregate value of $769,500. On or after October 11, 2018, the fifth anniversary of the initial preferred shares issuance, the holders of the shares of Series A Preferred have the right to require the Company to repurchase any or all of such shares of Series A Preferred issued in the such issuance at the contractual redemption price of $600 per share (or up to approximately $20.0 million). Also, on or after April 14, 2019, the fifth anniversary of the second preferred shares issuance, the holders of the Series A Preferred can require the Company to repurchase any or all of the 4,667 shares issued on April 11, 2014 at the contractual redemption price of $600 per share or up to approximately $2.8 million. Should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $1.54 million. The Company is exploring alternative financing opportunities should the Series A Preferred stockholders exercise their redemption rights, including exploring alternative equity or debt financing opportunities, or the possible sale of operating assets to generate sufficient liquidity. The Company believes that certain of its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

Debt Capitalization and Other Financing Arrangements

At June 30, 2018, we had borrowings of approximately $15.3 million net of unamortized deferred financing costs of $208,000.

JetPay Payments, PA, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement on November 7, 2014 with First National Bank (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $4.2 million at June 30, 2018. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00% and has a principal balance of $477,000 at June 30, 2018. The revolving note issued to Fifth Third Bank, was amended on June 22, 2017 to increase the availability to $1,000,000 and further amended and restated on June 1, 2018 (as discussed below), to extended the maturity date of the revolving note to June 1, 2019. The Amended and Restated Revolving Note bears interest at a rate of LIBOR plus 2.00% for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of June 30, 2018.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (as noted above); and a Second Modification of Credit Agreement. Additionally, on June 1, 2018, JetPay Payments, FL, entered into (i) an Amended and Restated Promissory Note (the “Amended and Restated Draw/Term Note”) for $1,600,000 in favor of Fifth Third Bank, (ii) a related Modification of Credit Agreement and Other Loan Documents (the “Draw/Term Modification Agreement”), (iii) a further Amended and Restated Revolving Promissory Note (the “Amended and Restated Revolving Note”) for $1,000,000, and (iv) a related Third Modification of Credit Agreement and Other Loan Documents (the “Revolver Modification Agreement”). The Draw/Term Modification Agreement, as amended on June 1, 2018, provides for a three month extension of the original draw period to September 30, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on September 30, 2021. The Draw/Term Note, as modified, bears interest at the applicable LIBOR plus 3.00% (or, in the event the LIBOR Rate is unavailable, at the Prime Rate plus 1%). The Draw/Term Note is payable in monthly installments beginning on the Conversion Date and can be prepaid without penalty or premium at any time. At June 30, 2018, $1.5 million was outstanding against the $1.6 million Draw/Term Note.

The Amended and Restated Revolving Note replaced and superseded the previously extended Revolving Promissory Note payable to Fifth Third Bank, extending its maturity to June 1, 2019. It bears interest at a rate of LIBOR plus 2.00% (or, in the event the LIBOR Rate is unavailable, at the Prime Rate plus 1%), for the applicable interest period and is expected to be used to extend temporary credit to cover JetPay Payments, FL’s customers’ processing return items.

The Third Modification and the Amended and Restated Draw/Term Note, dated June 1, 2018, further amended and restated an original term loan to JetPay Payments, FL dated June 2, 2016, as previously amended and restated on June 22, 2017, in the original amount of $1,068,960 to incorporate certain terms in the new Credit Agreement, including incorporating revised debt covenants, financial reporting requirements, collateral requirements, modifications to parent guarantees, and representations and warranties of JetPay Payments, FL.

Additionally, on June 22, 2017, JetPay Payments, FL entered into a Master Equipment Lease Agreement and related Interim Lease Funding Schedule with Fifth Third Bank to provide up to $1.5 million of lease financing for point-of-sale equipment related to certain JetPay Payments, FL customer contracts and other computer equipment. The Interim Lease Funding Schedule provides the details of the allowable equipment to finance and provides for an interim draw periods through June 30, 2018. On June 20, 2018, JetPay Payments, FL entered into an amendment to the Master Lease Interim Funding Schedule with Fifth Third Bank to extend the interim draw period from June 30, 2018 to December 31, 2018. Additionally, on June 20, 2018, the initial equipment purchase draws under the Interim Lease Financing Schedule totaling $592,000 were converted into an amortizing lease with a base lease term of 48 months maturing July 1, 2022 at a monthly payment of $13,891, at a converted fixed interest rate of 5.85%. Upon completion of subsequent interim draws, the Equipment Schedules under the Master Lease Agreement will have terms not exceeding 48 months at a fixed interest rate set forth in the applicable schedule. At June 30, 2018, $907,853 was remains available under the $1.5 million master lease facility.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million. The underlying promissory note bears interest at 8.00%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of June 30, 2018. The principal balance of this term loan was $8.12 million at June 30, 2018.

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

Additionally, in connection with the November 2014 $7.5 million term loan, payable to First National Bank, we incurred $76,000 of deferred financing costs, respectively. Additionally, within JetPay Payments, FL, we incurred $95,000 of deferred financing fees related to the June 2016 issuance of a promissory notes and $16,600 of deferred financing fees related to term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement, related to the HR & Payroll Services operation. Unamortized deferred financing costs were $208,000 at June 30, 2018.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of June 30, 2018 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at June 30, 2018, excluding unamortized deferred financing costs (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt and capital lease obligations (1)	$15,530	$3,299	$6,298	$5,933	$-
Minimum operating lease payments	5,705	598	1,125	1,067	2,915
Total	$21,235	$3,897	$7,423	$7,000	$2,915

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $1.0 million.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $4.8 million for the six months ended June 30, 2018. Cash provided by operating activities in this period was primarily attributed to net income of $1.1 million, which includes the non-recurring settlement of legal matters net recovery of $1.7 million, a decrease in prepaid expenses and other current assets of $230,000, non-cash depreciation and amortization relating to fixed assets and intangible assets of $2.4 million, stock based compensation expense of $363,000, deferred income taxes of $586,000, a decrease in accounts receivable of $1.3 million, and an increase in accounts payable, accrued expenses and other liabilities of $498,000, all partially offset by a net increase in settlement processing assets, funds and obligations, net of $288,000, a decrease in fair value of contingent consideration liability of $357,000, an increase in other assets of $185,000, and a decrease in deferred revenue of $963,000.

Net cash provided by operating activities totaled $2.0 million for the six months ended June 30, 2017. Cash provided by operating activities in this period was primarily due to a net loss of $500,000, an increase in settlement processing assets, funds, and obligations, net of $1.6 million, a decrease in deferred revenue of $932,000, an increase in other assets of $317,000, and a decrease in the fair value of contingent liability of $183,000, all offset by non-cash depreciation and amortization relating to fixed assets, intangible assets and non-cash interest costs of $2.3 million, stock based compensation expenses of $384,000, a decrease in accounts receivable of $1.3 million, and an increase in accounts payable, accrued expenses and other liabilities of $1.7 million.

Investing Activities. Cash provided by investing activities totaled $223,000 for the six months ended June 30, 2018, including a decrease of $1.8 million in client fund obligations, partially offset by the purchases of property and equipment of $1.6 million.

Cash provided by investing activities totaled $84,000 for the six months ended June 30, 2017, including a decrease of $1.1 million in restricted cash and equivalents held to satisfy client obligations, partially offset by the purchases of property and equipment of $1.0 million.

Financing Activities. Cash used in financing activities totaled $3.1 million for the six months ended June 30, 2018, which included $1.7 million of cash used for payments on long-term debt and capital lease obligations, and a decrease of $1.8 million in client fund obligations, partially offset by proceeds from notes payable of $405,000 and proceeds from the issuance of common stock of $51,000.

Cash used in financing activities totaled $6.4 million for the six months ended June 30, 2017, which included a decrease of $1.1 million in client fund obligations, $6.3 million of cash used for payments on long-term debt and capital lease obligations, and payment of deferred and contingent acquisition consideration of $314,000, partially offset by proceeds from notes payable of $400,000, and issuance of common stock and sale of preferred stock of $929,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s CEO and CFO as appropriate to allow timely decisions regarding required disclosure, were effective as of June 30, 2018 to provide reasonable assurance that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended June 30, 2018 that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

10.1	Amended and Restated Revolving Promissory Note, dated June 1, 2018, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.2	Amended and Restated Promissory Note, dated June 1, 2018, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.3	Third Modification of Credit Agreement and Other Loan Documents, dated June 1, 2018, by and among JetPay Payment Services, FL, LLC, JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.4	Modification of Credit Agreement and Other Loan Documents, dated June 1, 2018, by and among JetPay Payment Services, FL, LLC, JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.5**	Amendment No. 001 to Interim Funding Schedule, dated June 20, 2018, to Master Equipment Lease Agreement by and between JetPay Payment Services, FL, LLC and Fifth Third Bank.
10.6**	Equipment Schedule No. 001, dated June 20, 2018, to Master Equipment Lease Agreement by and between JetPay Payment Services, FL, LLC and Fifth Third Bank.
10.7**	Letter Agreement dated July 11, 2018, by and between JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC.
10.8**	Letter Agreement dated July 11, 2018, by and between JetPay Corporation and Ithan Creek Master Investors (Cayman) L.P.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial and Accounting Officer)

DATE:	August 9, 2018

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Revolving Promissory Note, dated June 1, 2018, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.2	Amended and Restated Promissory Note, dated June 1, 2018, by and between JetPay Payment Services, FL, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.3	Third Modification of Credit Agreement and Other Loan Documents, dated June 1, 2018, by and among JetPay Payment Services, FL, LLC, JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.4	Modification of Credit Agreement and Other Loan Documents, dated June 1, 2018, by and among JetPay Payment Services, FL, LLC, JetPay Corporation and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018).
10.5**	Amendment No. 001 to Interim Funding Schedule, dated June 20, 2018, to Master Equipment Lease Agreement by and between JetPay Payment Services, FL, LLC and Fifth Third Bank.
10.6**	Equipment Schedule No. 001, dated June 20, 2018, to Master Equipment Lease Agreement by and between JetPay Payment Services, FL, LLC and Fifth Third Bank.
10.7**	Letter Agreement dated July 11, 2018, by and between JetPay Corporation, Flexpoint Fund II, L.P. and Sundara Investment Partners, LLC.
10.8**	Letter Agreement dated July 11, 2018, by and between JetPay Corporation and Ithan Creek Master Investors (Cayman) L.P.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

