Form 10-Q
period 2018-09-30
JetPay Corp
filed 2018-11-09
CIK 1507986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Accelerated filer	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 8, 2018, there were 15,744,353 shares of the registrant’s common stock, par value $.001 per share, outstanding.

JetPay Corporation

Form 10-Q

Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JetPay Corporation

Consolidated Balance Sheets

(In thousands, except share and par value information)

	September 30, 2018	December 31, 2017
	(Unaudited)	(As Adjusted)
ASSETS
Current assets:
Cash	$8,292	$6,824
Restricted cash	1,908	1,905
Accounts receivable, less allowance for doubtful accounts	4,046	5,269
Settlement processing assets and funds	35,751	52,116
Prepaid expenses and other current assets	1,640	1,725
Current assets before funds held for clients	51,637	67,839
Funds held for clients	43,438	49,288
Total current assets	95,075	117,127
Property and equipment, net	5,595	3,970
Goodwill	48,978	48,978
Identifiable intangible assets, net of accumulated amortization of $16,963 at September 30, 2018 and $14,418 at December 31, 2017	20,053	22,598
Other assets	1,715	1,448
Total assets	$171,416	$194,121

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,396	$3,364
Accounts payable and accrued expenses	12,290	11,569
Settlement processing liabilities	35,141	51,407
Deferred revenue	74	1,033
Other current liabilities	-	50
Current liabilities before client fund obligations	50,901	67,423
Client fund obligations	43,438	49,288
Total current liabilities	94,339	116,711
Long-term debt and capital lease obligations, net of current portion and unamortized discounts and financing costs of $179 and $274 at September 30, 2018 and December 31, 2017, respectively	11,275	12,700
Deferred income taxes	1,724	845
Other liabilities	583	1,452
Total liabilities	107,921	131,708

Commitments and Contingencies

Redeemable Convertible Preferred Stock;
Redeemable convertible Series A and Series A-1 preferred stock, $0.001 par value per share, 142,333 shares issued and outstanding at September 30, 2018 and December 31, 2017 (liquidation preference of $85,400 at September 30, 2018)	69,493	59,684

Common Stock, subject to possible redemption (1,902,300 and 1,625,000 shares at September 30, 2018 and December 31, 2017, respectively)	4,086	3,520

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 1,000,000 shares, none issued (which excludes 142,333 shares of Series A and Series A-1 redeemable convertible preferred stock at September 30, 2018 and December 31, 2017)	-	-
Common stock, $0.001 par value
Authorized 100,000,000 shares; 17,639,310 and 17,873,534 issued at September 30, 2018 and December 31, 2017, respectively (which includes 1,902,300 and 1,625,000 shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively) and 15,439,310 and 15,673,534 outstanding at September 30, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	25,903	35,186
Treasury stock, 2,200,000 shares at cost	(4,950)	(4,950)
Accumulated deficit	(31,055)	(31,045)
Total Stockholders’ Deficit	(10,084)	(791)
Total Liabilities and Stockholders’ Deficit	$171,416	$194,121

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Three Months Ended September 30,
	2018	2017
		(As Adjusted)

Revenues	$15,471	$13,575
Cost of revenues	8,983	7,984

Gross profit	6,488	5,591

Selling, general and administrative expenses	5,751	4,655
Change in fair value of contingent consideration liability	(17)	(160)
Amortization of intangibles	849	874
Depreciation	397	267

Operating loss	(492)	(45)

Other expenses (income)
Interest expense	266	281
Non-cash interest costs	29	39
Other income	(8)	(7)

Loss before income taxes	(779)	(358)

Income tax expense	372	56

Net Loss	(1,151)	(414)
Accretion of convertible preferred stock	(2,376)	(2,758)

Net loss applicable to common stockholders	$(3,527)	$(3,172)

Basic and diluted loss per share applicable to common stockholders	$(0.23)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	15,434,331	15,660,540

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share information)

	For the Nine Months Ended September 30,
	2018	2017
		(As Adjusted)

Revenues	$46,581	$41,601
Cost of revenues	25,602	23,240

Gross profit	20,979	18,361

Selling, general and administrative expenses	17,479	14,359
Settlement of legal matters	(1,725)	747
Change in fair value of contingent consideration liability	(374)	(343)
Amortization of intangibles	2,545	2,623
Depreciation	1,084	746

Operating income	1,970	229

Other expenses (income)
Interest expense	802	852
Non-cash interest costs	95	106
Other income	(23)	(14)

Income (loss) before income taxes	1,096	(715)

Income tax expense	1,106	199

Net loss	(10)	(914)
Accretion of convertible preferred stock	(8,346)	(7,533)

Net loss applicable to common stockholders	$(8,356)	$(8,447)

Basic and diluted loss per share applicable to common stockholders	$(0.54)	$(0.53)

Weighted average shares outstanding:
Basic and diluted	15,479,211	15,974,981

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at January 1, 2018 (As Adjusted)	17,873,534	$18	$35,186	$(4,950)	$(31,045)	$(791)

Common stock issued under employee stock purchase plan	57,722	-	105	-	-	105

Common stock cancelled from escrow	(291,946)	-	-	-	-	-

Employee stock purchase plan expense	-	-	28	-	-	28

Stock-based compensation expense	-	-	471	-	-	471

Reclassification of redeemable common stock	-	-	(322)	-	-	(322)

Common stock released from escrow to satisfy contingent consideration obligation	-	-	244	-	-	244

Beneficial conversion feature on convertible preferred stock	-	-	(1,463)	-	-	(1,463)

Accretion of convertible preferred stock to redemption value	-	-	(8,346)	-	-	(8,346)

Net loss	-	-	-	-	(10)	(10)

Balance at September 30, 2018	17,639,310	$18	$25,903	$(4,950)	$(31,055)	$(10,084)

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
		(As Adjusted)
Operating Activities
Net loss	$(10)	$(914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,084	746
Stock-based compensation	471	531
Employee stock purchase plan expense	28	34
Common Stock issued as compensation	-	97
Amortization of intangibles	2,545	2,623
Non-cash interest costs	95	106
Change in fair value of contingent consideration liability	(374)	(343)
Loss on disposal of fixed assets	35	110
Deferred income taxes	879	-
Change in operating assets and liabilities:
Accounts receivable	1,223	640
Settlement processing assets, funds and obligations, net	99	326
Prepaid expenses and other current assets	85	(576)
Other assets	(267)	(472)
Deferred revenue	(959)	(940)
Accounts payable, accrued expenses and other liabilities	663	175
Net cash provided by operating activities	5,597	2,143

Investing Activities
Net decrease in funds held to satisfy client fund obligations	5,850	4,186
Purchase of property and equipment	(2,208)	(1,591)
Net cash provided by investing activities	3,642	2,595

Financing Activities
Payments on long-term debt and capital lease obligations	(2,538)	(7,447)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	105	181
Deferred financing fees associated with new borrowings	-	(76)
Proceeds from notes payable	515	677
Payment of deferred and contingent acquisition consideration	-	(314)
Proceeds from the sale of preferred stock, net of issuance costs	-	825
Net decrease in client funds obligations	(5,850)	(4,186)
Net cash used in financing activities	(7,768)	(10,340)

Net increase (decrease) in cash and restricted cash	1,471	(5,602)

Cash and Restricted Cash, beginning	8,729	14,713
Cash and Restricted Cash, ending	$10,200	$9,111

Supplemental disclosure of cash flow information:
Cash paid for interest	$790	$985
Cash paid for taxes	$267	$288

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment under capital lease	$535	$608
Treasury stock reclassification	$-	$4,950
Issuance of warrants for settlement of legal matter	$-	$373
Beneficial conversion feature on convertible preferred stock	$(1,463)	$4,865
Accretion of convertible preferred stock	$8,346	$7,533
Release of common stock held in escrow to satisfy contingent consideration obligation	$488	$525

The accompanying notes are an integral part of these consolidated financial statements.

JetPay Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for fair presentation of the consolidated financial statements of JetPay Corporation and its subsidiaries (collectively, the “Company” or “JetPay”) as of September 30, 2018. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2018.

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

As further described in Note 14. Subsequent Events, on October 19, 2018, the Company entered into an Agreement and Plan of Merger (the “JetPay Merger Agreement”) with NCR Corporation and Orwell Acquisition Corporation, a wholly-owned subsidiary of NCR Corporation (“NCR Merger Sub”), providing for the acquisition of the Company by NCR Corporation in an all cash transaction, pursuant to a tender offer followed by a merger.

The Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, potential sales of equity securities, and current and future borrowings. The Company believes that the investments made in its technology, infrastructure, and sales staff will help generate cash flows in the future sufficient to cover its working capital needs. As discussed below, holders of shares of Series A Convertible Preferred Stock (“Series A Preferred”) and Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) may redeem such preferred shares for up to $58.5 million beginning on or after October 11, 2018 and through December 31, 2019. On October 19, 2018, in connection with the Company’s entry into the JetPay Merger Agreement, holders of 100% of the Company’s issued and outstanding shares of Series A Preferred entered into tender and support agreements with NCR Corporation and the Company pursuant to which such holders of Series A Preferred shares agreed, subject to certain conditions, to tender their shares of Series A Preferred into the tender offer contemplated by the JetPay Merger Agreement. The JetPay Merger Agreement contains certain customary termination rights for the Company and NCR Corporation including, among others, the right to terminate in the event that the Merger has not been consummated on or before February 28, 2019. Additionally, the Company has agreed to pay NCR Corporation a termination fee of $6,187,500 in cash upon termination of the JetPay Merger Agreement under certain specified circumstances, including in connection with a termination of the JetPay Merger Agreement by the Company to enter into a Superior Proposal (as defined in the JetPay Merger Agreement) or a change in the Company board’s recommendation that the Company’s stockholders accept the Offer (as defined in the JetPay Merger Agreement). While the transactions contemplated by the Jetpay Merger Agreement are subject to certain closing conditions, in the event the tender offer is not completed, the Company believes that its assets have sufficient value to meet this possible liquidity need and accordingly does not believe the potential liquidation event raises substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in Note 8. Redeemable Convertible Preferred Stock, between October 11, 2013 and August 9, 2016, the Company sold 99,666 shares of Series A Preferred, to Flexpoint Fund II, L.P. (“Flexpoint”) for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, the Company sold 33,667 shares of Series A Preferred to Sundara Investment Partners, LLC (“Sundara”) for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, the Company also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. These transactions provided approximately $14.0 million of net working capital, which the Company has used for general working capital purposes, the payment of debt and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, between May 5, 2014 and April 13, 2017, the Company sold 9,000 shares of Series A-1 Preferred to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million.

If the JetPay Merger Agreement is not consummated, the Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending December 31, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.4 million and estimated capital expenditures of $3.5 million to $4.0 million, $900,000 of which the Company expects to fund with existing available credit facilities.

Note 3.   Business Acquisition

On June 2, 2016, JetPay completed its acquisition of CollectorSolutions, Inc. pursuant to the terms of the Agreement and Plan of Merger, dated February 22, 2016 (the “CSI Merger Agreement”), by and among JetPay, CSI Acquisition Sub One, LLC, CSI Acquisition Sub Two, LLC, CollectorSolutions, Inc. and Gene M. Valentino, in his capacity as representative of the shareholders of CollectorSolutions, Inc. On October 21, 2016, the surviving entity of the merger changed its name to JetPay Payment Services, FL, LLC. The acquisition of JetPay Payments, FL provided the Company with additional expertise in selling debit and credit card processing services in the government and utilities channels through JetPay Payments, FL’s highly configurable payment gateway; added incremental debit, credit, and e-check processing volumes; and provided a base operation to sell the Company’s payroll, HCM, processing and prepaid card services to JetPay Payments, FL’s customer base. The consolidated financial statements include the accounts of JetPay Payments, FL since the acquisition date, June 2, 2016.

As consideration for the acquisition, the Company initially issued 3.25 million shares of its common stock to the stockholders of CollectorSolutions, Inc. and assumed approximately $1.0 million of CollectorSolutions, Inc.’s indebtedness. The 3.25 million shares of common stock issued in connection with closing, valued at $8.3 million at the date of acquisition, included: (i) 587,500 shares placed in escrow at closing as partial security for the indemnification obligations of the former stockholders of CollectorSolutions, Inc. (the “Escrowed Shares”) and (ii) 500,000 shares placed in escrow at closing which would be released or cancelled if JetPay Payments, FL achieves certain gross profit performance targets in 2016 and 2017 (the “Earn-Out Shares”). In addition to the shares of its common stock issued at the date of acquisition, the Company issued an additional 54,601 shares on December 30, 2016 to the former stockholders of CollectorSolutions, Inc. in connection with a post-closing purchase price adjustment for working capital and debt levels as of the acquisition date pursuant to the CSI Merger Agreement. JetPay Payments, FL’s former stockholders may also be entitled to receive warrants to purchase up to 500,000 shares of the Company’s common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, contingent upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. This contingent stock and warrant consideration, recorded as a liability, was valued at $1,975,000 at the date of acquisition utilizing a Monte Carlo simulation model. The fair value of the contingent consideration was $563,000 at September 30, 2018 (recorded within non-current other liabilities). See Note 4. Summary of Significant Accounting Policies.

Based upon the level of gross profit performance of JetPay Payments, FL in 2016, on June 28, 2017, the Company released 250,000 Earn-Out Shares from escrow to the former shareholders of CollectorSolutions, Inc. Similarly, based upon the level of gross profit performance in 2017, on June 29, 2018, the Company released an additional 250,000 Earn-Out Shares from escrow pursuant to the earn-out provisions of the CSI Merger Agreement. In addition, as per the CSI Merger Agreement, on June 28, 2017, the Company released 587,500 Escrowed Shares held for indemnification purposes from escrow to the former shareholders of CollectorSolutions, Inc.

The Company also granted to each former stockholder of CollectorSolutions, Inc. a right to require the Company to repurchase up to 50% of the shares of common stock issued in connection with the acquisition and continuously held by such stockholder for $4.00 per share if Flexpoint exercises its right to redeem all of its shares of Series A Preferred. The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The common stock issued to JetPay Payments, FL’s former shareholders features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018, 50% of the estimated fair value of the common stock issued in connection with the acquisition, or $4.1 million, is presented as temporary equity, outside of the stockholders’ deficit section of the Consolidated Balance Sheet.

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

The Company adopted the requirements of ASC Topic 606 on January 1, 2018 using the full retrospective method, which required both the current and prior reporting periods to be presented under the same methodology.  Under this method, the September 30, 2017 and December 31, 2017 financial statements and related disclosures, included herein, have been presented on an “As Adjusted” basis under ASC Topic 606, as opposed to what was previously reported under ASC Topic 605, Revenue Recognition.  The adoption resulted in a decrease to accumulated deficit as of December 31, 2017 of $647,000.  Included in this adjustment was an increase to accumulated deficit as of January 1, 2017 of $374,000 for the cumulative effect of applying ASC Topic 606, offset by a decrease in net loss and net loss applicable to common stockholders for the year ended December 31, 2017 of $1.0 million.  This decrease in net loss for the year ended December 31, 2017 included increases to net income of $161,000 and $1,154,000 for the three and nine months ended September 30, 2017, respectively.

Impact on Previously Reported Results

The provisions of ASC Topic 606 had a material impact on the timing and amount of revenues recognized by the Company.  The most significant impact of adopting ASC Topic 606 is the result of gross versus net presentation of certain fees in the Payment Services Segment. Under ASC Topic 606, the Company reflects revenues net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and dues and assessments, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and cost of revenues under previous standards. This change in presentation will have no effect on the reported amount of operating income; however, the Company’s total revenues and cost of revenues for the three and nine months ended September 30, 2017 is each lower by $4.9 million and $15.3 million, respectively.

The most significant impact of adopting ASC Topic 606 in the HR & Payroll Services Segment relates to the timing of revenue recognized within the annual Form W-2, quarterly tax filing and annual tax filing revenue streams. To comply with the new standard, the timing of revenue recognized has changed from when delivery has occurred or services have been rendered to when a customer takes control of the good or service. This change in the timing of revenue recognition resulted in a increase in revenues of $6,000 for the three months ended September 30, 2017 and an increase in revenues of $734,000 for the nine months ended at September 30, 2017.

Additionally, ASC Topic 606 had an impact on the manner in which we account for certain costs to obtain new contracts (i.e. commissions), which we had previously expensed as incurred in both operating segments. Under ASC Topic 606, incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid to inside sales professionals, are deferred and recognized ratably over the three-year and ten-year estimated terms of our customer relationships in the Payment Services and HR & Payroll Services Segments, respectively. The average terms of our customer relationships will be tested for impairment annually and whenever an indicator of impairment exists. We include deferred commissions within other non-current assets since the average life of the Company’s customer relationships is greater than one year. This change in the timing of commission recognition results in a reduction of commission expenses of $155,000 and $463,000 for the three and nine months ended September 30, 2017, respectively.

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

The following table presents a recast of selected unaudited consolidated statement of operations line items after giving effect to the adoption of ASC Topic 606 (in thousands, except per share amounts):

	Three Months Ended September 30, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Revenues	$18,440	$(4,865)	$13,575
Cost of revenues	$12,855	$(4,871)	$7,984
Gross profit	$5,585	$6	$5,591
Selling, general and administrative expenses	$4,810	$(155)	$4,655
Operating loss	$(206)	$161	$(45)
Loss before income taxes	$(519)	$161	$(358)
Net loss	$(575)	$161	$(414)
Net loss applicable to common stockholders	$(3,333)	$161	$(3,172)
Basic and diluted loss per share applicable to common stockholders	$(0.21)	$0.01	$(0.20)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Revenues	$56,159	$(14,558)	$41,601
Cost of revenues	$38,489	$(15,249)	$23,240
Gross profit	$17,670	$691	$18,361
Selling, general and administrative expenses	$14,822	$(463)	$14,359
Operating (loss) income	$(925)	$1,154	$229
Loss before income taxes	$(1,869)	$1,154	$(715)
Net loss	$(2,068)	$1,154	$(914)
Net loss applicable to common stockholders	$(9,601)	$1,154	$(8,447)
Basic and diluted loss per share applicable to common stockholders	$(0.60)	$0.07	$(0.53)

The following table presents a recast of selected unaudited consolidated statement of cash flow line items after giving effect to the adoption of ASC Topic 606 (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	Adoption Adjustments	As Adjusted
Operating activities
Net loss	$(2,068)	$1,154	$(914)
Change in operating assets and liabilities:
Other assets – deferred commissions	$(9)	$(463)	$(472)
Deferred revenue	$(206)	$(734)	$(940)
Accounts payable, accrued expenses and other liabilities	$132	$43	$175

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within this ASU specify on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This new guidance will be effective for annual reporting periods beginning December 15, 2019, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. This new guidance will be effective for annual reporting periods beginning December 15, 2019, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

Disaggregated revenues for the three months ended September 30, 2018 and 2017, were as follows (in thousands):

	September 30,	September 30,
	2018	2017
HR & Payroll Revenues	$4,212	$3,865
Financial Institutions Revenues	2,157	2,096
Government Agency & Utility Revenues	2,999	2,500
Partners & e-Commerce Revenues	6,103	5,114
Total Revenues	$15,471	$13,575

Disaggregated revenues for the nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	September 30,	September 30,
	2018	2017
HR & Payroll Revenues	$13,881	$13,020
Financial Institutions Revenues	5,905	5,874
Government Agency & Utility Revenues	8,773	7,617
Partners & e-Commerce Revenues	18,022	15,090
Total Revenues	$46,581	$41,601

Contract Assets and Liabilities

Deferred Revenue

The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance of when they take control of the goods or services to be performed by the Company. The Company receives payments from its customers based on standard terms and conditions.

Changes in deferred revenue for the nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	September 30,	September 30,
	2018	2017
Balance, beginning of period	$1,033	$1,566
Deferral of revenue	205	137
Recognition of deferred revenue	(1,164)	(1,077)
Balance, end of period	$74	$626

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

Changes in deferred commissions, presented in other non-current assets, for the nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	September 30,	September 30,
	2018	2017
Balance, beginning of period	$1,188	$647
Deferral of commissions	556	628
Amortization	(289)	(170)
Balance, end of period	$1,455	$1,105

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

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. The Company believes its reserve for chargeback losses is adequate to cover both the known probable losses and the incurred but not yet reported losses at the balance sheet dates. Chargeback reserves totaling $398,600 and $413,000 were recorded as of September 30, 2018 and December 31, 2017, respectively.

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

Settlement Processing Assets and Funds and Obligations

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the sponsoring bank and card issuing bank to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding primarily occurs after the sponsoring bank receives the funds from the card issuer through the card networks, creating a net settlement obligation on the Company’s Consolidated Balance Sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a net settlement asset on the Company’s Consolidated Balance Sheet. Additionally, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its Consolidated Balance Sheet. On August 6, 2018, the Company entered into bank sponsorship agreements with BMO Harris Bank, N.A. as Sponsor Bank and Worldpay Payments, Inc. as the BMO Harris’ agent managing the sponsorship relationship which replaces the prior bank sponsorship agreement with Wells Fargo Bank effective September 1, 2018. This change had the impact of reducing and eliminating certain components of settlement processing assets and funds and obligations at September 30, 2018.

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

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. The Company compares the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. The Company’s annual quantitative goodwill impairment testing indicated there was no impairment as of December 31, 2017. Additionally, no indicators of impairment occurred in the nine months ended September 30, 2018. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

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

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded. The Company’s annual qualitative impairment testing indicated there was no impairment as of December 31, 2017. Additionally, no indicators of impairment occurred in the nine months ended September 30, 2018. There can be no assurance that future tests of impairment will not result in impairment charges.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The dilutive effect of the right of our preferred stockholders to convert outstanding shares of Series A Preferred and Series A-1 Preferred into 15,999,960 and 1,038,461 shares of common stock, respectively, at September 30, 2018; the effect of 2,055,550 exercisable stock options granted under the Company’s Amended and Restated 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) at September 30, 2018; and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017 have been excluded from the loss per share calculation for the three and nine months ended September 30, 2018 in that the assumed conversion of these preferred shares, options and warrants would be anti-dilutive. For the three and nine months ended September 30, 2017, the dilutive effect of the right of our preferred stockholders to convert outstanding shares of Series A Preferred and Series A-1 Preferred into 16,949,110 and 1,102,041 shares of common stock, respectively; the effect of 1,469,570 exercisable stock options granted under the Company’s 2013 Stock Incentive Plan at September 30, 2017; and the effect of 266,667 exercisable warrants issued in connection with the Company’s purchase of treasury shares in February 2017 have been excluded from the loss per share calculation in that the assumed conversion of these preferred shares, options and warrants would be anti-dilutive.

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

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$1,403	$-	$-	$1,403

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in thousands)

Contingent consideration	$2,264	$-	$-	$2,264

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$1,419	$1,960	$2,264	$2,982
Change in fair value of JetPay Payments, TX contingent consideration	-	(4)	-	(58)
Change in fair value of JetPay Payments, FL contingent consideration	(16)	(156)	(374)	(285)
JetPay Payments, FL contingent consideration shares released from escrow	-	-	(487)	(525)
Payment of JetPay Payments, PA contingent consideration	-	-	-	(314)
Totals	$1,403	$1,800	$1,403	$1,800

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

In addition to the consideration paid upon closing of the JetPay Payments, TX acquisition, WLES, L.P. (“WLES”), through December 28, 2017, was entitled to receive 833,333 shares of common stock if the trading price of the common stock is at least $8.00 per share for any 20 trading days out of a 30 trading day period and $5.0 million in cash if the trading price of the common stock is at least $9.50 per share for any 20 trading days out of a 30 trading day period. This contingent consideration was valued at $1.54 million at the date of acquisition based on utilization of option pricing models and was recorded as a non-current other liability for $700,000 and as additional paid-in capital for $840,000 at December 31, 2012. The stock-based component value of $840,000 recorded at December 28, 2012 (the JetPay Payments, TX acquisition date) remains unchanged at September 30, 2018 as a result of this component being recorded as equity.

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

In addition to the consideration paid upon closing of the JetPay Payments, FL acquisition, the former shareholders of JetPay Payments, FL were entitled to have released from escrow previously issued shares up to an additional 500,000 shares of common stock upon JetPay Payments, FL achieving certain gross profit performance targets in 2016 and 2017. The former shareholders are also able to receive up to 500,000 warrants to purchase shares of common stock, each with a strike price of $4.00 per share and a 10-year term from its date of issuance, upon JetPay Payments, FL achieving certain gross profit performance targets in 2018 and 2019. See Note 3. Business Acquisition. This contingent consideration was valued at $1,975,000 at the date of acquisition, $1.4 million at December 31, 2017, and $563,000 at September 30, 2018 (recorded within non-current other liabilities), based on utilization of a Monte Carlo simulation to estimate the variance and relative risk of achieving future gross profit performance targets. Contingent consideration liability of $525,000 was reclassified to additional paid-in capital in June 2017 with 250,000 shares of common stock issued at the closing of the acquisition released from escrow as a result of the 2016 gross profit performance targets being achieved. Additionally, based upon the level of gross profit performance in 2017, on June 29, 2018, the Company released an additional 250,000 Earn-Out Shares from escrow pursuant to the earn-out provisions of the CSI Merger Agreement. The key assumptions in applying the Monte Carlo simulation included expected gross profit growth rates, the expected standard deviation and serial correlation of expected net revenue growth rates as well as a normal distribution assumption.

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

As of September 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of selling, general and administrative expense, respectively. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2018 and 2017. Management does not expect any significant changes in its unrecognized tax benefits in the next year.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date and through the date the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 14. Subsequent Events.

Note 5.   Property and Equipment, net of Accumulated Depreciation

	September 30, 2018	December 31, 2017
	(in thousands)

Leasehold improvements	$87	$433
Equipment	3,256	2,528
Furniture and fixtures	441	372
Software	3,080	1,272
Vehicles	245	245
Assets in progress	1,808	2,042
Total property and equipment	8,917	6,892
Less: accumulated depreciation	(3,322)	(2,922)
Property and equipment, net	$5,595	$3,970

Property and equipment included $1.0 million and $794,900 of computer equipment as of September 30, 2018 and December 31, 2017, respectively, net of accumulated depreciation of $820,000 and $521,600 as of September 30, 2018 and December 31, 2017, respectively, that is subject to capital lease obligations.

Assets in progress consist primarily of computer software for internal use that will be placed into service upon completion. Computer software of $1.5 million was placed into service during the nine months ended September 30, 2018 and accordingly reclassified from assets in progress to computer software.

Depreciation expense was $397,000 and $267,000 for the three months ended September 30, 2018 and 2017, respectively, and $1,084,000 and $746,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Trade accounts payable	$2,433	$3,381
ACH clearing liability	720	1,053
Accrued compensation	1,908	1,737
Accrued agent commissions	1,767	1,220
Related party payables	-	51
Other	5,462	4,127
Total	$12,290	$11,569

Note 7.   Long-Term Debt, Notes Payable and Capital Lease Obligations

Long-term debt, notes payable and capital lease obligations consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Term loan payable to LHLJ, Inc., interest rate of 8.00% payable in monthly payments of $128,677, including principal and interest, beginning on October 18, 2016, maturing on October 31, 2021, collateralized by the assets and equity interests of JetPay HR & Payroll Services and JetPay Payments, FL. See Note 12. Related Party Transactions.	$7,900	$8,557

Term loan payable to First National Bank of Pennsylvania, interest rate of 5.25% payable in monthly principal payments of $104,167 plus interest beginning on November 30, 2015, maturing November 6, 2021, collateralized by the assets and equity interests of JetPay Payments, PA.	3,854	4,792

Term note payable to Fifth Third Bank, interest rate of 4.00% payable in monthly payments of $27,317, including principal and interest, beginning on July 1, 2016, maturing November 30, 2019, collateralized by the assets and equity interests of JetPay Payments, FL.	400	630

Credit agreement payable to Fifth Third Bank providing for a 12-month draw period through September 30, 2018 for up to $1.6 million, converting into a 36-month amortizing term note maturing September 30, 2021. The credit agreement bears interest at LIBOR plus 3.00% (5.125% at September 30, 2018), payable in monthly payments of $47,953, including principal and interest, beginning on October 1, 2018, collateralized by the assets and equity interests of JetPay Payments, FL.	1,600	1,085

Master equipment capital lease agreement payable to Fifth Third Bank for up to $1.5 million of lease financing to JetPay Payments, FL for an 18-month draw period through December 31, 2018. Interim draws will have a term of up to 48 months and will bear interest at LIBOR plus 3.00% (5.125% at September 30, 2018), until termed at a fixed rate set forth in the lease agreement (5.94% at September 30, 2018), collateralized by equipment.	559	303

Amended and restated revolving promissory note payable to Fifth Third Bank, interest rate of LIBOR plus 2.00% (4.125% at September 30, 2018), maturing on June 1, 2019.	-	360

Unsecured promissory note payable to stockholder, interest rate of 4.00% payable at maturity, note principal due September 30, 2017, as extended. See Note 12. Related Party Transactions.	-	57

Capital lease obligations related to computer equipment and software at JetPay Payments, TX and JetPay HR & Payroll Services, interest rates of 5.91% to 8.30%, due in monthly lease payments of $44,521 in the aggregate maturing from August 2018 through March 2023 collateralized by equipment.	537	554
	14,850	16,338
Less current portion	(3,396)	(3,364)
Less unamortized deferred financing costs	(179)	(274)
	$11,275	$12,700

The First National Bank term loan agreement requires the Company to provide First National Bank with annual financial statements within 120 days of the Company’s year-end and quarterly financial statements within 60 days after the end of each quarter. The First National Bank agreement also contains certain financial covenants with which the Company was in compliance as of September 30, 2018.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00%. The revolving note issued to Fifth Third Bank, was amended on June 22, 2017 to increase the availability to $1,000,000 and further amended and restated on June 1, 2018 (as discussed below), to extended the maturity date of the revolving note to June 1, 2019. The Amended and Restated Revolving Note bears interest at a rate of LIBOR plus 2.00% for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of September 30, 2018.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (as noted above); and a Second Modification of Credit Agreement. Additionally, on June 1, 2018, JetPay Payments, FL, entered into (i) an Amended and Restated Promissory Note (the “Amended and Restated Draw/Term Note”) for $1,600,000 in favor of Fifth Third Bank, (ii) a related Modification of Credit Agreement and Other Loan Documents (the “Draw/Term Modification Agreement”), (iii) a further Amended and Restated Revolving Promissory Note (the “Amended and Restated Revolving Note”) for $1,000,000, and (iv) a related Third Modification of Credit Agreement and Other Loan Documents (the “Revolver Modification Agreement”). The Draw/Term Modification Agreement, as amended on June 1, 2018, provides for a three month extension of the original draw period to September 30, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on September 30, 2021. The Draw/Term Note, as modified, bears interest at the applicable LIBOR plus 3.00% (or, in the event the LIBOR Rate is unavailable, at the Prime Rate plus 1%). At September 30, 2018, $1.6 million was outstanding against the $1.6 million Draw/Term Note. The Draw/Term Note is payable in monthly installments of $47,953, including principal and interest, beginning on October 1, 2018 and can be prepaid without penalty or premium at any time.

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

Additionally, on June 20, 2018, the initial equipment purchase draws under the Interim Lease Financing Schedule totaling $592,000 were converted into an amortizing lease with a base lease term of 48 months maturing July 1, 2022 at a monthly payment of $13,891, at a converted fixed interest rate of 5.85%. Upon completion of subsequent interim draws, the Equipment Schedules under the Master Lease Agreement will have terms not exceeding 48 months at a fixed interest rate set forth in the applicable schedule. At September 30, 2018, $908,000 remains available under the $1.5 million master lease facility.

Maturities of long-term debt and capital lease obligations, excluding unamortized financing costs, are as follows for the years ending September 30: 2019 – $3.4 million; 2020 – $3.2 million; 2021 – $3.1 million; 2022 – $5.1 million; 2023 – $29,000; and $0 thereafter.

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

Share of Series A Preferred have a liquidation value of $600 per share (subject to adjustment for any stock split, stock dividend or other similar proportionate reduction or increase of the authorized number of shares of common stock) and will rank senior to the common stock with respect to distributions of assets upon the Company’s liquidation, dissolution or winding up. Holders of Series A Preferred have the right to request redemption of any shares of Series A Preferred issued at least five (5) years prior to the date of such request by delivering written notice to the Company at the then applicable liquidation value per share, unless holders of a majority of the outstanding Series A Preferred elect to waive such redemption request on behalf of all holders of Series A Preferred, subject to certain exceptions. On October 19, 2018, each of the holders of shares of Series A Preferred agreed to tender their shares of Series A Preferred in connection with the tender offer by NCR Merger Sub pursuant to the JetPay Merger Agreement. For more information, see “Note 14. Subsequent Events.”

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

Shares of Series A-1 Preferred are convertible into shares of the Company’s common stock or, in certain circumstances, Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”). Shares of Series A-1 Preferred may be converted into that number of shares of common stock equal to the number of shares of Series A-1 Preferred being converted multiplied by $300 and divided by the then-applicable conversion price, which initially was $3.00 and subject to adjustment pursuant to the Series A-1 Purchase Agreement. As of June 30, 2018, the conversion price of Series A-1 Preferred was $2.45. Pursuant to an agreement by and among Wellington, the Series A-1 Preferred conversion price may be adjusted upward with the successful recovery of funds in the Company’s lawsuit against Valley National Bank. On July 11, 2018, the conversion price of Series A-1 Preferred was adjusted upward to $2.60. The conversion price of the Series A-1 Preferred is subject to further downward adjustment upon the occurrence of certain events as defined in the Series A-1 Purchase Agreement.

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

Upon issuance of the 33,333 shares of the Series A Preferred, the Company recorded as a reduction to the Series A Preferred and as Additional Paid-In Capital a beneficial conversion feature of $1.5 million. The beneficial conversion feature represents the difference between the effective conversion price and the fair value of the Series A Preferred as of the commitment date. An additional beneficial conversion feature of $396,600 was recorded in August 2015 as a result of the change in conversion price per share of Series A Preferred from $3.00 to $2.90. Similarly, additional beneficial conversion features of $2.7 million and $2.2 million were recorded in March 2017 with respect to the shares of Series A Preferred issued and sold to Flexpoint in 2013 and the shares of Series A Preferred issued and sold to Sundara in 2016 as a result of the further change in conversion price per share of Series A Preferred from $2.90 to $2.36. There was no beneficial conversion feature related to the 2014, 2015 or the 2016 issuances and sales of shares of Series A Preferred to Flexpoint and shares of Series A-1 Preferred to Wellington as a result of the price of the Company’s common stock at the dates of the closings being below the effective adjusted conversion price of the preferred stock. The Company accounts for the beneficial conversion feature, the liquidation preference, and the issuance costs related to the Series A Preferred and Series A-1 Preferred using the effective interest method by accreting such amounts to its Series A Preferred and Series A-1 Preferred from the date of issuance to the earliest date of redemption as a reduction to its total permanent equity within the Company’s Consolidated Statement of Changes in Stockholders’ Deficit as a charge to Additional Paid-In Capital. Any accretion recorded during the periods presented are also shown as a reduction to the income available to common stockholders in the Company’s Consolidated Statements of Operations when presenting basic and dilutive per share information. Accretion was $2.4 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $8.3 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding other than the Series A Preferred issued to Flexpoint and Sundara and the Series A-1 Preferred issued to Wellington described above.

Stock-Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

On July 5, 2017, the Board approved, subject to stockholder approval, the First Amendment to the 2013 Stock Incentive Plan, to issue up to an additional 1,000,000 shares of its common stock as awards for a total of 4,000,000 shares of common stock available under the Plan. The First Amendment was subsequently approved by the Company’s stockholders at the Company’s 2017 Annual Meeting of Stockholders held on August 15, 2017. The Company had available 1,204,512 shares of common stock for the grant of awards under the 2013 Stock Incentive Plan as of September 30, 2018.

The Company granted options to purchase 110,000 and 340,000 shares of common stock under the Amended and Restated 2013 Stock Incentive Plan for the nine months ended September 30, 2018 and 2017, respectively, all at an exercise price of $3.00. The grant date fair value of the options granted during the nine months ended September 30, 2018 and 2017 were determined to be approximately $119,000 and $399,000, respectively, using the Black-Scholes option pricing model. Aggregated stock-based compensation expense was $127,000 and $170,000 for the three months ended September 30, 2018 and 2017, respectively, and $471,000 and $531,000 for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense as of September 30, 2018 relating to non-vested common stock options was approximately $660,000 and is expected to be recognized through 2022. During the nine months ended September 30, 2018 and 2017, no options were exercised and 98,750 and 95,000 options respectively, were forfeited in each period.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (years)	6.25	-	6.25	6.25
Risk-free interest rate	2.78%	-	2.78%	1.93% to 2.10%
Volatility	73.3%	-	73.3%	62.3% to 65.6%
Dividend yield	0%	-	0%	0%

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

A summary of stock option activity for the nine months ended September 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,739,998	$2.91
Granted	110,000	3.00
Forfeited	(98,750)	3.00
Exercised	-	-
Outstanding at September 30, 2018	2,751,248	$2.91
Exercisable at September 30, 2018	2,055,550	$2.89

The weighted average remaining life of options outstanding at September 30, 2018 was 7.01 years. The aggregate intrinsic value of the exercisable options at September 30, 2018 was $0.

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

As of September 30, 2018, an aggregate of 127,612 shares of common stock remained reserved for issuance under the Purchase Plan, with 51,480 shares of common stock issued on January 5, 2017, 40,310 shares of common stock issued on July 12, 2017, 27,184 shares of common stock issued on January 23, 2018, and 30,538 shares of common stock issued on July 16, 2018.

Note 10.    Income Taxes

The Company recorded income tax expense of $372,000 and $56,000 for the three months ended September 30, 2018 and 2017, respectively, and $1,106,000 and $199,000 for the nine months ended September 30, 2018 and 2017, respectively. Income tax expense reflects the recording of federal and state income taxes as well as the reduction of the Company’s overall valuation allowance due to continued amortization of certain of our indefinite-lived assets. The effective tax rates were approximately (47.8)% and (15.6)% for the three months ended September 30, 2018 and 2017, respectively, and 100.9% and (27.8)% for the nine months ended September 30, 2018 and 2017, respectively. The effective rate differs from the federal statutory rate for each period, primarily due to state and local income taxes and changes to the valuation allowance.

JetPay Payments, TX is subject to and pays the Texas Margin Tax which is considered to be an income tax in accordance with the provisions of the Income Taxes Topic in FASB, ASC and the associated interpretations. There are no significant temporary differences associated with the Texas Margin Tax.

As of December 31, 2017, the Company had U.S. federal net operating loss carryovers (“NOLs”) of approximately $30.0 million and state NOLs of approximately $9.2 million available to offset future taxable income. These NOLs, if not utilized, expire at various times through 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control. The Company has conducted a Code Section 382 NOL study in 2018.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that a total valuation allowance of approximately $6.8 million at September 30, 2018 is appropriate, representing the amount of its deferred income tax assets in excess of certain of the Company’s deferred income tax liabilities. The deferred tax liability related to goodwill that is amortizable for tax purposes (“Intangibles”) will not reverse until such time, if any, that the goodwill, which is considered to be an asset with an indefinite life for financial reporting purposes, becomes impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability related to tax deductible Intangibles cannot be considered when determining the ultimate realization of deferred tax assets.

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

In December 2015, Harmony Press Inc. (“Harmony”), a customer of ADC and Payroll Tax Filing Services, a wholly-owned subsidiary of JetPay HR & Payroll Service, Inc. (“PTFS”), filed a suit against an employee of Harmony for theft by that employee of over $628,000. JetPay, ADC, and PTFS as well as several financial institution service providers to Harmony were also named in that suit for alleged negligence. The Company believes that the allegations in the suit regarding JetPay, ADC, and PTFS are groundless and has turned the matter over to the Company’s insurance carrier who is defending the suit. The Company is subject to a $50,000 deductible under its insurance policy. The Company has not recorded an accrual for any potential loss related to this matter as of September 30, 2018 and has incurred legal expense of $50,000 applied against its deductible, through September 30, 2018.

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

At September 30, 2018, a letter of credit was outstanding for $100,000 as collateral with respect to a front-end processing relationship with a credit card company.

Note 12.    Related Party Transactions

Until February 28, 2018, JetPay HR & Payroll Services’ headquarters were located in Center Valley, Pennsylvania and consisted of approximately 22,500 square feet leased from C. Nicholas Antich, the former president of JetPay HR & Payroll Services, and Carol A. Antich. The office lease, expired on February 28, 2018. Rent expense under this lease was $0 and $135,500 for each of the three months ended September 30, 2018 and 2017, and $135,500 and $406,500 for the nine months ended September 30, 2018 and 2017, respectively.

On August 22, 2013, JetPay Payments, TX entered into a Master Service Agreement with JetPay Solutions, LTD, a United Kingdom based entity 75% owned by WLES, an entity owned by Trent Voigt, a former 10% owner and employee of the Company. The Company initiated transaction business under this agreement beginning in April 2014 with revenue earned from JetPay Solutions, LTD of $400 and $100 for the three months ended September 30, 2018 and 2017, respectively, and $1,400 and $41,700 for the nine months ended September 30, 2018 and 2017, respectively. The Master Service Agreement was terminated on August 29, 2018.

On June 7, 2013, the Company issued an unsecured promissory note to Trent Voigt, the then Chief Executive Officer of JetPay Payments, TX, in the amount of $491,693. The note matured on December 31, 2017, as extended by the WLES Settlement Agreement dated July 26, 2016, see Note 11. Commitments and Contingencies, and bore interest at an annual rate of 4% with interest expense of $0 recorded in each of the three and nine months ended September 30, 2018 and 2017, respectively. The transaction was approved upon resolution and review by the Company’s Audit Committee of the terms of the note to ensure that such terms were no less favorable to the Company than those that would be available with respect to such transactions from unaffiliated third parties. This unsecured promissory note was paid down to $57,000 on August 30, 2017 and paid in full on July 19, 2018. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations.

On October 18, 2016, the Company entered into a loan and security agreement with JetPay HR & Payroll Services and PTFS, as borrowers, the Company and JetPay Payments, FL, as guarantors, and LHLJ, Inc., an entity controlled and majority-owned by Laurence L. Stone, as lender. Pursuant to the loan and security agreement, LHLJ, Inc., LHLJ, Inc. provided JetPay HR & Payroll Services and PTFS a term loan of $9.5 million. The loan carries an interest rate of 8% and matures on October 18, 2021. Interest expense related to this promissory note was $165,000 and $182,000 for the three months ended September 30, 2018 and 2017, respectively, and $501,000 and $552,000 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, in March 2018, Mr. Stone was granted a special bonus of $75,000 for his extraordinary efforts and involvement in assisting management with several strategic initiatives.

Finally, on June 12, 2017, JetPay Payments, TX filed suit against J.T. Holdings and Trent Voigt, the previous Chief Executive Officer of JetPay Payments, TX, with respect to the lease entered into by JetPay Payments, TX with J.T. Holdings’ property in Sunnyvale, TX. The previous lease expired on January 31, 2016. While a new lease Agreement had not been signed, a dispute arose regarding the amount of rent to be paid, as well as the rights of the parties to access the property. On June 26, 2017, the Parties entered into an agreement whereby JetPay Payments, TX was granted an extension on the lease until June 30, 2018 at a rate of $6,000 per month and agreed to place into an escrow account $230,000 until all claims between the parties were adjudicated. Rent expense was $0 and $18,000 for the three months ended September 30, 2018 and 2017, respectively and $30,000 and $42,000 for the nine months ended September 30, 2018 and 2017, respectively. On December 12, 2017, Trent Voigt and J.T. Holdings filed counterclaims against JetPay. The Company settled the matter with J.T. Holdings and Trent Voigt for $450,000, together with a release of all claims, on May 7, 2018. The Company recorded a loss of $450,000 at March 31, 2018 which was paid as of June 30, 2018.

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

The results reflect revenues and expenses directly related to each segment.

	For the Three Months Ended September 30, 2018
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$4,212	$-	$4,212
Financial Institutions Revenues	2,157	-	-	2,157
Government Agency & Utility Revenues	2,999	-	-	2,999
Partners & e-Commerce Revenues	6,103	-	-	6,103
Total Revenues	$11,259	$4,212	$-	$15,471
Cost of revenues	6,885	2,098	-	8,983
Selling, general and administrative expenses	3,115	1,630	1,006	5,751
Settlement of legal matters	-	-	-	-
Change in fair value of contingent consideration liability	-	-	(17)	(17)
Amortization of intangibles and depreciation	880	366	-	1,246
Other expenses	94	189	4	287
Income (loss) before income taxes	$285	$(71)	$(993)	$(779)

	For the Three Months Ended September 30, 2017 (As Adjusted)
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$3,865	$-	$3,865
Financial Institutions Revenues	2,096	-	-	2,096
Government Agency & Utility Revenues	2,500	-	-	2,500
Partners & e-Commerce Revenues	5,114	-	-	5,114
Total Revenues	$9,710	$3,865	$-	$13,575
Cost of revenues	5,935	2,049	-	7,984
Selling, general and administrative expenses	2,634	1,379	642	4,655
Settlement of legal matters	-	-	-	-
Change in fair value of contingent consideration liability	-	-	(160)	(160)
Amortization of intangibles and depreciation	813	327	1	1,141
Other expenses	97	208	8	313
Income (loss) before income taxes	$231	$(98)	$(491)	$(358)

	For the Nine Months Ended September 30, 2018
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$13,881	$-	$13,881
Financial Institutions Revenues	5,905	-	-	5,905
Government Agency & Utility Revenues	8,773	-	-	8,773
Partners & e-Commerce Revenues	18,022	-	-	18,022
Total Revenues	$32,700	$13,881	$-	$46,581
Cost of revenues	19,092	6,510	-	25,602
Selling, general and administrative expenses	9,057	5,082	3,340	17,479
Settlement of legal matters	450	-	(2,175)	(1,725)
Change in fair value of contingent consideration liability	-	-	(374)	(374)
Amortization of intangibles and depreciation	2,581	1,047	1	3,629
Other expenses	286	574	14	874
Income (loss) before income taxes	$1,234	$668	$(806)	$1,096

Total property and equipment, net	$4,706	$888	$1	$5,595
Property and equipment additions	$2,002	$741	$-	$2,743
Intangible assets and goodwill	$54,152	$14,879	$-	$69,031
Total segment assets	$106,532	$63,118	$1,766	$171,416

	For the Nine Months Ended September 30, 2017 (As Adjusted)
	Payment Services	HR & Payroll Services	General/ Corporate	Total

HR & Payroll Revenues	$-	$13,020	$-	$13,020
Financial Institutions Revenues	5,874	-	-	5,874
Government Agency & Utility Revenues	7,617	-	-	7,617
Partners & e-Commerce Revenues	15,090	-	-	15,090
Total Revenues	$28,581	$13,020	$-	$41,601
Cost of revenues	16,730	6,510	-	23,240
Selling, general and administrative expenses	8,108	4,273	1,978	14,359
Settlement of legal matters	-	-	747	747
Change in fair value of contingent consideration liability	-	-	(343)	(343)
Amortization of intangibles and depreciation	2,391	975	3	3,369
Other expenses	276	634	34	944
Income (loss) before income taxes	$1,076	$628	$(2,419)	$(715)

Total property and equipment, net	$2,967	$471	$30	$3,468
Property and equipment additions	$2,064	$132	$3	$2,199
Intangible assets and goodwill	$56,528	$15,917	$-	$72,445
Total segment assets	$108,688	$65,531	$1,045	$175,264

Note 14.    Subsequent Events

On October 1, 2018, the Company issued 85,460 shares of the Company’s common stock with a fair market value of approximately $162,000, as bonus compensation to the Chief Executive Officer pursuant to the Company’s 2013 Stock Incentive Plan. Additionally, pursuant to the exercise of stock options under the Company’s 2013 Stock Incentive Plan, a total of 219,583 shares of the Company’s common stock were issued subsequent to September 30, 2018.

On October 19, 2018, the Company entered into the JetPay Merger Agreement with NCR Corporation and NCR Merger Sub, providing for the acquisition of the Company by Parent in an all cash transaction, pursuant to a tender offer for all issued and outstanding shares of the Company’s capital stock followed by a subsequent merger of NCR Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of NCR Corporation.

Pursuant to the JetPay Merger Agreement, NCR Merger Sub will commence the tender offer for (i) each share of JetPay common stock at a price of $5.05 per share (the “Company Share Offer Price”), (ii) each share of Series A Preferred at a price equal to the greater of (A) the liquidation value of such share of Series A Preferred and (B) the amount of proceeds that the holder of such share of Series A Preferred would receive if such share of Series A Preferred were converted into shares of JetPay common stock pursuant to the applicable certificate of designation and such holder received the Company Share Offer Price for each share of JetPay common stock issued upon such conversion, (iii) each share of Series A-1 Preferred at a price per Series A-1 Preferred Share equal to the greater of (A) the liquidation value of such share of Series A-1 Preferred and (B) the amount of proceeds that the holder of such share of Series A-1 Preferred would receive if such share of Series A-1 Preferred were converted into shares of JetPay common stock pursuant to the applicable certificate of designation, and (iv) each share of Series A-2 Preferred at a price per share of Series A-2 Preferred equal to the greater of (A) the liquidation value of such share of Series A-2 Preferred and (B) the amount of proceeds that the holder of such share of Series A-2 Preferred would receive if such share of Series A-2 Preferred were converted into shares of JetPay common stock pursuant to the applicable certificate of designation and such holder received the Company Share Offer Price for each share of JetPay common stock issued upon such conversion.

Subject to the terms and conditions of the JetPay Merger Agreement, the tender offer will initially remain open for twenty (20) business days from the date of commencement of the tender offer. If at the scheduled expiration time of the tender offer any of the conditions to the tender offer have not been satisfied or waived, then the tender offer may be extended on one or more occasions to permit the satisfaction of all tender offer conditions.

Concurrent with and as an inducement to NCR Corporation entering into the JetPay Merger Agreement and incurring the obligations set forth therein, certain holders of shares of common stock and Series A Preferred entered into tender and support agreement with respect to, subject to certain exceptions, all shares of common stock and Series A Preferred beneficially owned by such stockholders. The parties subject to the tender and support agreements have agreed to, subject to certain exceptions, tender, pursuant to and in accordance with the terms of the tender offer launched pursuant to the JetPay Merger Agreement, the shares of common stock and Series A Preferred subject to the applicable tender and support agreement. The holders of 100% of the Company’s issued and outstanding shares of Series A Preferred have executed tender and support agreements.

The JetPay Merger Agreement contains certain customary termination rights for the Company and NCR Corporation including, among others, the right to terminate in the event that the Merger has not been consummated on or before February 28, 2019. Additionally, the Company has agreed to pay NCR Corporation a termination fee of $6,187,500 in cash upon termination of the JetPay Merger Agreement under certain specified circumstances, including in connection with a termination of the JetPay Merger Agreement by the Company to enter into a Superior Proposal (as defined in the JetPay Merger Agreement) or a change in the Company board’s recommendation that the Company’s stockholders accept the Offer (as defined in the JetPay Merger Agreement).

On November 2, 2018, NCR Merger Sub launched the tender offer for the Company’s shares of common and preferred stock.

On November 5, 2018, the Company received written notification from the Nasdaq Office of General Counsel that the Market Value of Listed Securities deficiency of the Company under The Nasdaq Capital Market’s Listing Rule 5550(b)(2) (the “Rule”) has been cured, and that the Company has regained compliance with all applicable listing standards. As a result, the Company’s previously scheduled hearing before the Nasdaq Hearings Panel to appeal the Listing Qualification Department’s earlier finding that the Company had failed to regain compliance with the Rule was cancelled.

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

On October 19, 2018, the Company entered into an Agreement and Plan of Merger (the "JetPay Merger Agreement") with NCR Corporation, and Orwell Acquisition Corporation, a wholly-owned subsidiary of NCR Corporation (“NCR Merger Sub”), providing for the acquisition of the Company in an all cash transaction, pursuant to a tender offer. See Note 14—Subsequent Events in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.

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

The Company notes the most significant impact of adopting ASC Topic 606 is the result of gross versus net presentation of certain fees in the Payment Services Segment. Under ASC Topic 606, the Company reflects revenue net of certain fees that the Company pays to third parties, including interchange, which is earned by the cardholder’s issuing bank, and dues and assessments, which are earned by the credit card associations. The Company previously reported certain of these items as revenues and cost of revenues under existing standards. This change in presentation will have no effect on the reported amount of operating income; however, the Company’s total revenues and cost of revenues for the three and nine months ended September 30, 2017 are both lower by $4.9 million and $15.3 million, respectively. This reduction in revenues and cost of revenues is presented in the accompanying quarterly financial statements and disclosures herein.

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

HR & Payroll Segment

Revenues

The majority of revenues from JetPay HR & Payroll Services have traditionally been derived from its payroll processing operations, which includes the calculation, preparation, collection and delivery of employer payroll obligations and the production of internal accounting records and management reports, and from services provided for the preparation of federal, state, and local payroll tax returns, including the collection and remittance of clients’ payroll tax obligations.  In fiscal year 2017 and the nine months ended September 30, 2018, JetPay Payroll & HR Services placed a significant emphasis on providing additional HCM services that complement the core payroll and tax filing businesses, including onboarding, time and attendance, compliance, and other services that are becoming increasingly important to mid-size and large employers. JetPay has already experienced strong revenue growth from these products, and anticipates that these revenues will become an increasingly important incremental source of revenues. JetPay HR & Payroll Services experiences increased revenues in the fourth and first calendar quarters due to additional employer annual tax filing requirements. Payroll Tax Filing Services (“PTFS”) trust account earnings represent the interest earned on the funds held for clients trust balance. Trust fund earnings can fluctuate based on the amount held in the trust account as well as fluctuations in interest rates. Over the past two years, JetPay HR & Payroll Services has seen a significant increase in revenues from its HCM, Affordable Care Act and time and attendance services.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following tables represent a comparison of the results of our operations for the three month periods ended September 30, 2018 and September 30, 2017 (in thousands):

	For the Three Months Ended September 30, 2018
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$15,471	$-	$4,212	$11,259
Cost of revenues	8,983	-	2,098	6,885
Gross profit	6,488	-	2,114	4,374
Selling, general, and administrative expenses	5,751	1,006	1,630	3,115
Settlement of legal matters	-	-	-	-
Change in fair value of contingent consideration liability	(17)	(17)	-	-
Amortization of intangibles	849	-	260	589
Depreciation	397	-	106	291
Operating (loss) income	(492)	(989)	118	379
Interest expense	266	1	169	96
Non-cash interest costs	29	3	20	6
Other income	(8)	-	-	(8)
(Loss) income before taxes	(779)	(993)	(71)	285
Income tax expense	372	293	2	77
Net (loss) income	(1,151)	(1,286)	(73)	208
Accretion of convertible preferred stock	(2,376)	(2,376)	-	-
Net (loss) income applicable to common stockholders	$(3,527)	$(3,662)	$(73)	$208

	For the Three Months Ended September 30, 2017 (As Adjusted)
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$13,575	$-	$3,865	$9,710
Cost of revenues	7,984	-	2,049	5,935
Gross profit	5,591	-	1,816	3,775
Selling, general, and administrative expenses	4,655	642	1,379	2,634
Settlement of legal matters	-	-	-	-
Change in fair value of contingent consideration liability	(160)	(160)	-	-
Amortization of intangibles	874	-	259	615
Depreciation	267	1	68	198
Operating (loss) income	(45)	(483)	110	328
Interest expense	281	2	182	97
Non-cash interest costs	39	6	26	7
Other income	(7)	-	-	(7)
(Loss) income before taxes	(358)	(491)	(98)	231
Income tax expense	56	-	-	56
Net (loss) income	(414)	(491)	(98)	175
Accretion of convertible preferred stock	(2,758)	(2,758)	-	-
Net (loss) income applicable to common stockholders	$(3,172)	$(3,249)	$(98)	$175

Revenues

Revenues were $15.5 million and $13.6 million for the three months ended September 30, 2018 and 2017, respectively. Overall revenues increased $1.9 million, or 14.0%, for the three months ended September 30, 2018 as compared to the same period in 2017. Of the $15.5 million of revenues for the three months ended September 30, 2018, $4.2 million, or 27.2%, was generated from our HR & Payroll Segment and $11.3 million, or 72.8%, from our Payment Services Segment. Of the $13.6 million of revenues for the three months ended September 30, 2017, $3.9 million, or 28.5%, was generated from our HR & Payroll Segment and $9.7 million, or 71.5%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $1.6 million, or 16.0%, for the three months ended September 30, 2018 as compared to 2017. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in JetX, our discount for cash product.

HR & Payroll Segment’s revenues increased $347,000, or 9.0% for the three months ended September 30, 2018 as compared to the same period in 2017. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services.

Cost of Revenues

Cost of revenues were $9.0 million, or 58.1% of revenues, and $8.0 million, or 58.8% of revenues, for the three months ended September 30, 2018 and 2017, respectively. Of the $9.0 million cost of revenues for the three months ended September 30, 2018, $2.1 million, or 23.4%, related to our HR & Payroll Segment, and $6.9 million, or 76.6%, related to our Payment Services Segment. Of the $8.0 million cost of revenues for the three months ended September 30, 2017, $2.1 million, or 25.7%, related to our HR & Payroll Segment and $5.9 million, or 74.3%, related to our Payment Services Segment.

The cost of revenues within the Payment Services Segment increased $950,000, or 16.0%, for the three months ended September 30, 2018, as compared to the same period in 2017, and increased slightly as a percent of revenues from 61.1% of revenues in fiscal year 2017 to 61.2% of revenues in fiscal year 2018. Overall gross profit margin as reported within our Payment Services Segment decreased slightly from 39.9% in the three months ended September 30, 2017 to 39.8% for the same period in 2018.

The cost of revenues within the HR & Payroll Segment increased $49,000, or 2.4%, for the three months ended September 30, 2018 as compared to the same period in 2017, decreasing as a percentage of revenues from 53.0% in 2017 to 49.8% in fiscal year 2018 due to increases in HR related service revenues absorbing our continued investment in technology, customer service professionals and new product management. Gross profit margin increased within our HR & Payroll Segment from 47.0% in the three months ended September 30, 2017 to 50.2% for the same period in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.8 million, or 37.2% of revenues, for the three months ended September 30, 2018 as compared to $4.7 million, or 34.3% of revenues, for the same period in fiscal year 2017.

SG&A expenses within the Payment Services Segment increased from $2.6 million in fiscal year 2017 to $3.1 million in fiscal 2018, and increased as a percent of revenues from 27.1% in fiscal year 2017 to 27.7% of revenues in fiscal year 2018. The $481,000 increase was largely the result of the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $1.4 million, or 35.7% of revenues for the three months ended September 30, 2017 to $1.6 million in 2018, or 38.7% of revenues, an increase of approximately $251,000, or 18.2%, largely due to an increase in payroll costs as sales professionals were added and additional marketing costs were expensed to expand and attract new business and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $1.0 million for the three months ended September 30, 2018, net of` $450,000 of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $642,000 in the same period of 2017, net of $450,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the three months ended September 30, 2018 included non-cash stock-based compensation expense of $127,000 as compared to $170,000 for the same period in 2017. The increase in corporate SG&A expenses was principally related to increased professional services fees.

Depreciation and Amortization

Depreciation and amortization totaled $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase in depreciation and amortization expense in fiscal year 2018 as compared to fiscal year 2017 was primarily related to increased depreciation expense on 2017 and 2018 capital expenditures.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $266,000 and $281,000, respectively. The decrease in interest expense in three month period ended September 30, 2018 compared to the same period in 2017 was primarily due to a reduction in interest expense as a result of a net reduction in outstanding debt in 2018.

Income Taxes

The Company recorded income tax expense of $372,000 and $56,000 for the three months ended September 30, 2018 and 2017, respectively. Income tax expense reflects the recording of state income taxes as well as the reduction of the Company’s overall valuation allowance due to indefinite-lived assets. The effective tax rate was approximately (15.6)% for the three months ended September 30, 2017 and (47.8)% for the three months ended September 30, 2018. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following tables represent a comparison of the results of our operations for the nine month periods ended September 30, 2018 and September 30, 2017 (in thousands):

	For the Nine Months Ended September 30, 2018
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$46,581	$-	$13,881	$32,700
Cost of revenues	25,602	-	6,510	19,092
Gross profit	20,979	-	7,371	13,608
Selling, general, and administrative expenses	17,479	3,340	5,082	9,057
Settlement of legal matters	(1,725)	(2,175)	-	450
Change in fair value of contingent consideration liability	(374)	(374)	-	-
Amortization of intangibles	2,545	-	778	1,767
Depreciation	1,084	1	269	814
Operating income (loss)	1,970	(792)	1,242	1,520
Interest expense	802	3	510	289
Non-cash interest costs	95	11	64	20
Other income	(23)	-	-	(23)
Income (loss) before taxes	1,096	(806)	668	1,234
Income tax expense	1,106	879	6	221
Net (loss) income	(10)	(1,685)	662	1,013
Accretion of convertible preferred stock	(8,346)	(8,346)	-	-
Net (loss) income applicable to common stockholders	$(8,356)	$(10,031)	$662	$1,013

	For the Nine Months Ended September 30, 2017 (As Adjusted)
	Consolidated	General/ Corporate	HR & Payroll Services	Payment Services
Revenues	$41,601	$-	$13,020	$28,581
Cost of revenues	23,240	-	6,510	16,730
Gross profit	18,361	-	6,510	11,851
Selling, general, and administrative expenses	14,359	1,978	4,273	8,108
Settlement of legal matters	747	747	-	-
Change in fair value of contingent consideration liability	(343)	(343)	-	-
Amortization of intangibles	2,623	-	778	1,845
Depreciation	746	3	197	546
Operating income (loss)	229	(2,385)	1,262	1,352
Interest expense	852	18	552	282
Non-cash interest costs	106	16	82	8
Other income	(14)	-	-	(14)
(Loss) income before taxes	(715)	(2,419)	628	1,076
Income tax expense	199	-	8	191
Net (loss) income	(914)	(2,419)	620	885
Accretion of convertible preferred stock	(7,533)	(7,533)	-	-
Net (loss) income applicable to common stockholders	$(8,447)	$(9,952)	$620	$885

Revenues

Revenues were $46.6 million and $41.6 million for the nine months ended September 30, 2018 and 2017, respectively. Overall revenues increased $5.0 million, or 12.0%, for the nine months ended September 30, 2018 as compared to the same period in 2017. Of the $46.6 million of revenues for the nine months ended September 30, 2018, $13.9 million, or 29.8%, was generated from our HR & Payroll Segment and $32.7 million, or 70.2%, from our Payment Services Segment. Of the $41.6 million of revenues for the nine months ended September 30, 2017, $13.0 million, or 31.3%, was generated from our HR & Payroll Segment and $28.6 million, or 68.7%, from our Payment Services Segment.

Payment Services Segment’s revenues increased $4.1 million, or 14.4%, for the nine months ended September 30, 2018 as compared to 2017. This increase was attributable to net revenue growth in our Government and Utilities, e-Commerce, and ISO/ISV sectors, including growth in JetX, our discount for cash product.

HR & Payroll Segment’s revenues increased $861,000, or 6.6% for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase was attributable to net growth in volume of payroll and related payroll taxes processed in addition to revenues generated from HCM services introduced in 2015, offset by the reclassification of W-2 processing revenues of approximately $542,000 in the nine months ending September 30, 2017 from the nine months ending December 31, 2016, under the new accounting standard ASC Topic 606.

Cost of Revenues

Cost of revenues were $25.6 million, or 55.0% of revenues, and $23.2 million, or 55.9% of revenues, for the nine months ended September 30, 2018 and 2017, respectively. Of the $25.6 million cost of revenues for the nine months ended September 30, 2018, $6.5 million, or 25.4%, related to our HR & Payroll Segment, and $19.1 million, or 74.6%, related to our Payment Services Segment. Of the $23.2 million cost of revenues for the nine months ended September 30, 2017, $6.5 million, or 28.0%, related to our HR & Payroll Segment and $16.7 million, or 72.0%, related to our Payment Services Segment.

The cost of revenues within the Payment Services Segment increased $2.4 million, or 14.1%, for the nine months ended September 30, 2018, as compared to the same period in 2017, but decreased slightly as a percent of revenues from 58.5% of revenues in fiscal year 2017 to 58.4% of revenues in fiscal year 2018. Overall gross profit margin as reported within our Payment Services Segment improved slightly from 41.5% in the nine months ended September 30, 2017 to 41.6% for the same period in 2018.

The cost of revenues within the HR & Payroll Segment remained the same for the nine months ended September 30, 2018 as compared to the same period in 2017, decreasing as a percentage of revenues from 50.0% for the nine months ended September 30, 2017 to 46.9% for the nine months ended September 30, 2018 due to HR related service revenues providing stronger returns on our continued investment in technology, customer service professionals and new product management. Gross profit margin within our HR & Payroll Segment increased from 50.0% for the nine months ended September 30, 2017 to 53.1% for the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $17.5 million, or 37.5% of revenues, for the nine months ended September 30, 2018 as compared to $14.4 million, or 34.5% of revenues, for the same period in fiscal year 2017.

SG&A expenses within the Payment Services Segment increased from $8.1 million in fiscal year 2017 to $9.1 million in fiscal year 2018, but decreased as a percent of revenues from 28.4% in fiscal year 2017 to 27.7% of revenues in fiscal year 2018. The $949,000 increase was largely the result of the continued increase in sales staff and marketing costs to attract new business.

SG&A expenses within our HR & Payroll Segment increased from $4.3 million, or 32.8% of revenues for the nine months ended September 30, 2017 to $5.1 million in 2018, or 36.6% of revenues, an increase of approximately $809,000, or 18.9%, largely due to an increase in payroll costs as sales professionals were added and additional marketing costs were expensed to expand and attract new business and execute our HCM revenue growth strategies.

Additionally, we incurred corporate SG&A expenses of $3.3 million for the nine months ended September 30, 2018, net of` $1,250,000 of management fees received from the Company’s operating divisions, as compared to corporate SG&A expenses of $2.0 million in the same period of 2017, net of $1,350,000 of management fees received from the operating divisions. Corporate SG&A expenses include, but are not limited to, the salaries of our executive officers, outside professional fees, acquisition costs, investor relations and other public company costs, and general corporate operating expenses. Corporate SG&A expenses for the nine months ended September 30, 2018 included non-cash stock-based compensation expense of $471,000 as compared to $531,000 for the same period in 2017. The increase in corporate SG&A expenses was principally related to increased professional services fees.

Settlement of Legal Matters

Settlement of Legal Matters net recovery in the nine months ended September 30, 2018 of $1,725,000 reflects the Company’s recovery of $2,175,000 of losses pursuant to a lawsuit the Company joined along with American Express and Merrick Bank against Valley National Bank to recover a portion of the $6.19 million loss the Company incurred and recorded in 2016 related to the settlement of the Direct Air matter with Merrick Bank, see Note 11. Commitments and Contingencies. On April 30, 2018, JetPay Payments, TX entered into a settlement agreement with Valley National Bank, settling JetPay Payments, TX’s litigation against Valley National Bank before trial. Pursuant to the settlement agreement, Valley National Bank paid JetPay Payments, TX $2,175,000, and the parties agreed to a mutual release of claims with no admission of liability. This recovery was partially offset by a charge in the nine months ended September 30, 2018 of $450,000 related to the settlement of a matter on May 7, 2018 with Trent Voigt and J.T. Holdings, see Note 11. Commitments and Contingencies.

Settlement of Legal Matter charge in the nine months ended September 30, 2017 of $747,000 reflects the Company’s loss on the settlement of the Ten Lords matter, see Note 11. Commitments and Contingencies. On July 3, 2017, the Company and JetPay, LLC successfully settled a lawsuit with Ten Lords and Providence Interactive Capital (the “Plaintiffs”) by entering into a Compromise Settlement Agreement and Mutual Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid to Plaintiffs the sum of $872,500 on July 3, 2017 and the parties released one another and their respective affiliates from all claims arising out of the matters related to the lawsuit. In connection with this settlement, the Company recorded a loss of $747,000 at June 30, 2017 in addition to a previously recorded $125,500 loss reserve.

Depreciation and Amortization

Depreciation and amortization totaled 3.6 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in depreciation and amortization expense in fiscal year 2018 as compared to fiscal year 2017 was primarily related to increased depreciation expense on 2017 and 2018 capital expenditures.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 was $802,000 and $852,000, respectively. The decrease in interest expense in nine month period ended September 30, 2018 compared to the same period in 2017 was primarily due to a reduction in interest expense related to notes issued to Merrick on July 26, 2016, which were paid in full in January 2017 and a result of a net reduction in outstanding debt in 2018.

Income Taxes

The Company recorded income tax expense of $1,106,000 and $199,000 for the nine months ended September 30, 2018 and 2017, respectively. Income tax expense reflects the recording of state income taxes as well as the reduction of the Company’s overall valuation allowance due to indefinite-lived assets. The effective tax rate was approximately (27.8)% for the nine months ended September 30, 2017 and 100.9% for the nine months ended September 30, 2018. The effective rate differs from the federal statutory rate for each year, primarily due to state and local income taxes and changes to the valuation allowance.

Liquidity and Capital Resources

Cash was $8.3 million at September 30, 2018, excluding $1.9 million of cash deposited into restricted cash accounts. The ratio of our total debt to total capitalization, which consists of total debt, convertible preferred stock, and stockholders’ equity (deficit), was 18.8% and 20.5% at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we had working capital, excluding funds held for clients and client funds obligations, of $736,000.

If the JetPay Merger Agreement is not consummated, the Company expects to fund its operating cash needs for the next fifteen months, including debt service requirements, capital expenditures and possible future acquisitions, with cash flow from its operating activities, potential sales of equity securities, and current and future borrowings. The JetPay Merger Agreement contemplates that certain of the Company’s outstanding indebtedness to be paid off in connection with the tender offer and merger.

As disclosed in Note 8. Redeemable Convertible Preferred Stock, from October 11, 2013 to August 9, 2016, we sold 99,666 shares of Series A Preferred to Flexpoint for an aggregate of $29.9 million, less certain costs. Additionally, on October 18, 2016, we sold 33,667 shares of Series A Preferred to Sundara for $10.1 million, less certain costs. In connection with the sale of shares of Series A Preferred to Sundara, we also entered into a Loan and Security Agreement with LHLJ, Inc., an affiliate of Sundara, for a term loan in the principal amount of $9.5 million, with $5.175 million of the proceeds used to simultaneously satisfy the remaining balances of a term loan and a revolving credit note payable to First National Bank of Pennsylvania. See Note 7. Long-Term Debt, Notes Payable and Capital Lease Obligations. Both Sundara and LHLJ are majority-owned and controlled by Laurence L. Stone, who was appointed as a director of the Company by the holders of the Series A Preferred shares in October 18, 2016. These two transactions provided approximately $14.0 million of net working capital that we used for general working capital needs, the payment of other debt instruments, and for future capital needs, including a portion of the cost of potential future acquisitions. Finally, from May 5, 2014 to April 13, 2017, we sold 9,000 shares of Series A-1 Preferred, to an affiliate of Wellington Capital Management, LLP (“Wellington”) for an aggregate of $2.7 million. Additionally, from December 22, 2015 to January 22, 2016, we sold to certain accredited investors, an aggregate of 517,037 shares of the Company’s common stock at a purchase price of $2.70 per share for aggregate consideration of $1,396,000, prior to issuance costs.

Capital expenditures, including equipment financed through capital leases, were $2.7 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. We currently estimate capital expenditures, including equipment potentially financed through capital leases, for all of our ongoing operations, including the Payment Services Segment and HR & Payroll Services Segment, at approximately $700,000 to $900,000 for the remainder of 2018, principally related to technology improvements and software development for the implementation of major new customer contracts. Our capital requirements include working capital for daily operations, including expenditures to maintain and upgrade our technology platforms and to purchase point-of-sale equipment as required under certain customer contracts. Our operations currently generate sufficient cash flow to satisfy our current operating needs and our routine debt service requirements.

The Company may from time to time determine that additional investments are prudent to maintain and increase stockholder value. In addition to funding ongoing working capital needs, the Company’s cash requirements for the next fifteen months ending December 31, 2019 include, but are not limited to, principal and interest payments on long-term debt and capital lease obligations of approximately $5.4 million, and estimated capital expenditures of $3.5 million to $4.0 million, $900,000 of which the Company expects to fund with existing available credit facilities.

On or after October 11, 2018, the fifth anniversary of the initial preferred shares issuance, the holders of the shares of Series A Preferred have the right to require the Company to repurchase any or all of such shares of Series A Preferred issued in the initial closing and on subsequent closings on April 14, 2014, November 7, 2014 and December 28, 2014 at the contractual redemption price of $600 per share (or up to a total of approximately $54.8 million). Should the holders of the shares of the Series A Preferred exercise their redemption rights as described above, the holders of the Series A-1 Preferred may also redeem a proportionate amount of their shares outstanding up to an aggregate value of approximately $3.7 million. On October 19, 2018, each of the holders of shares of Series A Preferred agreed to tender their shares of Series a Preferred in connection with the tender offer by Merger Sub pursuant to the JetPay Merger Agreement. For more information, see “Note 14. Subsequent Events.”

Debt Capitalization and Other Financing Arrangements

At September 30, 2018, we had borrowings of approximately $14.7 million net of unamortized deferred financing costs of $179,000.

JetPay Payments, PA, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement on November 7, 2014 with First National Bank (as amended, the “JetPay Payments, PA Credit Facility”) and obtained a term loan with a principal amount of $7.5 million. Amounts outstanding under the loan accrue interest at a rate of 5.25% per annum. The loan matures on November 6, 2021 and amortizes in equal monthly installments of $104,167. The principal balance of this term loan was $3.9 million at September 30, 2018. Additional principal payments may be required at the end of each fiscal year based on a free cash flow calculation set forth in the Loan and Security Agreement.

On June 2, 2016, in connection with the closing of the Company’s acquisition of JetPay Payments, FL, JetPay Payments, FL entered into a credit agreement with Fifth Third Bank to obtain a $1,068,960 term loan and a revolving line of credit facility of $500,000, in each case secured by all of JetPay Payments, FL’s assets. The term note issued to Fifth Third Bank matures on November 30, 2019 and bears interest at 4.00% and has a principal balance of $400,000 at September 30, 2018. The revolving note issued to Fifth Third Bank, was amended on June 22, 2017 to increase the availability to $1,000,000 and further amended and restated on June 1, 2018 (as discussed below), to extended the maturity date of the revolving note to June 1, 2019. The Amended and Restated Revolving Note bears interest at a rate of LIBOR plus 2.00% for the applicable interest period. The term note and the revolving note are guaranteed by the Company. The underlying credit agreement with Fifth Third Bank contains certain customary covenants, including a financial covenant related to JetPay Payments, FL’s fixed charge coverage ratio, with which the Company was in compliance as of September 30, 2018.

On June 22, 2017, JetPay Payments, FL entered into a new Credit Agreement with Fifth Third Bank, which provides a $1.6 million Draw/Term Note to finance software integration costs; an Amended and Restated Revolving Promissory Note for $1.0 million (as noted above); and a Second Modification of Credit Agreement. Additionally, on June 1, 2018, JetPay Payments, FL, entered into (i) an Amended and Restated Promissory Note (the “Amended and Restated Draw/Term Note”) for $1,600,000 in favor of Fifth Third Bank, (ii) a related Modification of Credit Agreement and Other Loan Documents (the “Draw/Term Modification Agreement”), (iii) a further Amended and Restated Revolving Promissory Note (the “Amended and Restated Revolving Note”) for $1,000,000, and (iv) a related Third Modification of Credit Agreement and Other Loan Documents (the “Revolver Modification Agreement”). The Draw/Term Modification Agreement, as amended on June 1, 2018, provides for a three month extension of the original draw period to September 30, 2018 (“the Conversion Date”), at which time the loan converts to a 36 month amortizing term loan which matures on September 30, 2021. The Draw/Term Note, as modified, bears interest at the applicable LIBOR plus 3.00% (or, in the event the LIBOR Rate is unavailable, at the Prime Rate plus 1%). At September 30, 2018, $1.6 million was outstanding against the $1.6 million Draw/Term Note. The Draw/Term Note is payable in monthly installments of $47,953, including principal and interest, beginning on October 1, 2018 and can be prepaid without penalty or premium at any time.

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

Additionally, on June 20, 2018, the initial equipment purchase draws under the Interim Lease Financing Schedule totaling $592,000 were converted into an amortizing lease with a base lease term of 48 months maturing July 1, 2022 at a monthly payment of $13,891, at a converted fixed interest rate of 5.85%. Upon completion of subsequent interim draws, the Equipment Schedules under the Master Lease Agreement will have terms not exceeding 48 months at a fixed interest rate set forth in the applicable schedule. At September 30, 2018, $908,000 was remains available under the $1.5 million master lease facility.

On October 18, 2016, JetPay HR & Payroll Services and PTFS, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with LHLJ, Inc., a Delaware corporation controlled by Laurence L. Stone, as lender, for a term loan in the principal amount of $9.5 million. The underlying promissory note bears interest at 8.00%. The loan matures on October 18, 2021 and is payable in equal monthly installments of principal and interest of $128,677 with a final payment of $4.75 million at maturity. The obligations of the borrowers under the Loan Agreement are guaranteed by the Company and JetPay Payments, FL, and are secured by all of the assets of JetPay HR & Payroll Services, PTFS and JetPay Payments, FL, as well as a pledge by the Company of its ownership interests in JetPay HR & Payroll Services and PTFS. The Loan Agreement contains affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, transactions with affiliates and other customary restrictions for loans of this type and size. The borrowers are also subject to financial covenants relating to their debt coverage ratio and total leverage ratio during the term of the loan. The Company was in compliance with these covenants as of September 30, 2018. The principal balance of this term loan was $7.9 million at September 30, 2018.

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

Additionally, in connection with the November 2014 $7.5 million term loan, payable to First National Bank, we incurred $76,000 of deferred financing costs, respectively. Additionally, within JetPay Payments, FL, we incurred $95,000 of deferred financing fees related to the June 2016 issuance of a promissory notes and $16,600 of deferred financing fees related to term note and revolving note, each in favor of Fifth Third Bank, and $310,000 of deferred financing fees related to the LHLJ, Inc. Loan Agreement, related to the HR & Payroll Services operation. Unamortized deferred financing costs were $179,000 at September 30, 2018.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as of September 30, 2018 consisted of an outstanding letter of credit in the amount of $100,000, which represents collateral with respect to a front-end processing relationship with a credit card company.

Contractual Obligations

We are obligated under various operating leases, primarily for office space and certain equipment related to our operations. Certain of these leases contain purchase options, renewal provisions, and contingent rentals for our proportionate share of taxes, utilities, insurance, and annual cost of living increases.

The following are summaries of our contractual obligations and other commercial commitments at September 30, 2018, excluding unamortized deferred financing costs (in thousands):

	Payments Due By Period
Contractual obligations (1)	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Long-term debt and capital lease obligations (1)	$14,850	$3,396	$6,286	$5,168	$-
Minimum operating lease payments	8,750	885	2,094	2,160	3,611
Total	$23,600	$4,281	$8,380	$7,328	$3,611

	Amounts Expiring Per Period
Other Commercial Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 years
Standby letters of credit (2)	$100	$100	$-	$-	$-

(1)	Related interest obligations have been excluded from this maturity schedule. Our interest payments for the next twelve-month period, based on current market rates, are expected to be approximately $900,000.
(2)	Outstanding letter of credit of $100,000, which represents collateral for a front-end processing relationship with a credit card company.
46

Cash Flow

Operating Activities. Net cash provided by operating activities totaled $5.6 million for the nine months ended September 30, 2018. Cash provided by operating activities in this period was primarily attributed to net loss of $10,000, which includes the non-recurring settlement of legal matters net recovery of $1.7 million, a net decrease in settlement processing assets, funds and obligations of $99,000, a decrease in fair value of contingent consideration liability of $374,000, an increase in other assets of $267,000, and a decrease in deferred revenue of $959,000, offset by an increase in prepaid expenses and other current assets of $85,000, non-cash depreciation and amortization relating to fixed assets and intangible assets and non-cash interest cost of $3.7 million, stock based compensation expense of $499,000, an increase in deferred income taxes of $879,000, a decrease in accounts receivable of $1.2 million, and an increase in accounts payable, accrued expenses and other liabilities of $663,000.

Net cash provided by operating activities totaled $2.1 million for the nine months ended September 30, 2017. Cash provided by operating activities in this period was primarily due to a net loss of $914,000, a net decrease in settlement processing assets, funds, and obligations of $326,000, a decrease in deferred revenue of $940,000, an increase in other assets of $472,000, and a decrease in the fair value of contingent liability of $343,000, all offset by non-cash depreciation and amortization relating to fixed assets and intangible assets and non-cash interest costs of $3.5 million, stock based compensation expenses of $565,000, a decrease in accounts receivable of $640,000, and an increase in accounts payable, accrued expenses and other liabilities of $175,000.

Investing Activities. Cash provided by investing activities totaled $3.6 million for the nine months ended September 30, 2018, including a decrease of $5.9 million in client fund obligations, partially offset by the purchases of property and equipment of $2.2 million.

Cash provided by investing activities totaled $2.6 million for the nine months ended September 30, 2017, including a decrease of $4.2 million in restricted cash and equivalents held to satisfy client obligations, partially offset by the purchases of property and equipment of $1.6 million.

Financing Activities. Cash used in financing activities totaled $7.8 million for the nine months ended September 30, 2018, which included $2.5 million of cash used for payments on long-term debt and capital lease obligations, and a decrease of $5.9 million in client fund obligations, partially offset by proceeds from notes payable of $515,000 and proceeds from the issuance of common stock of $105,000.

Cash used in financing activities totaled $10.3 million for the nine months ended September 30, 2017, which included a decrease of $4.2 million in client fund obligations, $7.4 million of cash used for payments on long-term debt and capital lease obligations, and payment of deferred and contingent acquisition consideration of $314,000, partially offset by proceeds from notes payable of $677,000, and proceeds from issuance of common stock and sale of preferred stock of $1.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s CEO and CFO as appropriate to allow timely decisions regarding required disclosure, were effective as of September 30, 2018 to provide reasonable assurance that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control

There has been no change in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our quarter ended September 30, 2018 that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11. Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The announcement and pendency of our acquisition by NCR Corporation pursuant to the JetPay Merger Agreement could have an adverse effect on our business, financial conditions and operations.

The announcement and pendency of the proposed acquisition could cause disruption in our business in various ways, including the following: third parties may choose to delay or defer decisions to do business with us or terminate or renegotiate their contracts with us as a result of our entering into the JetPay Merger Agreement; current and prospective employees may regard their future roles with us with uncertainty, which might affect our ability to retain and recruit key personnel; and we have diverted and will continue to divert significant management resources from the day-to-day business operations of the Company toward the tender offer and the merger, which could affect our business and results of operations.

The proposed acquisition by NCR Corporation is subject to satisfying various conditions that may delay or prevent the completion of the acquisition.

The completion of the tender offer and the merger are subject to a number of conditions, including (i) that the number of JetPay common stock and JetPay preferred stock validly tendered and “received” (as defined in Section 251(h)(6) of the Delaware General Corporation Law), and not validly withdrawn, prior to the expiration of the tender offer, together with the number of common stock and preferred stock then-owned by NCR Merger Sub or its affiliates equals a majority of the voting power of the issued and outstanding shares of the Company’s common stock and preferred stock, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the accuracy, subject to various standards, of the Company’s representations and warranties contained in the JetPay Merger Agreement, (iv) the absence of a Company Material Adverse Effect (as defined in the JetPay Merger Agreement) and (v) the absence of a data compromise occurring or that is discovered involving more than seven million cards and causing at least seven million dollar of direct damages. Even though we and the other parties to the JetPay Merger Agreement are required to use reasonable best efforts to satisfy these conditions, we can give no assurance that all such conditions will be satisfied.

Failure to complete the tender offer and the merger could negatively affect our stock price, operating results, prospects and financial condition.

We cannot assure that the tender offer and the merger will be completed. If the tender offer and the merger are not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the tender offer and the merger will occur, failure to complete the tender offer and the merger could adversely affect the price of the Company’s common stock. We have incurred and will incur significant costs in connection with the tender offer and the merger, including the diversion of management resources, for which we will have received little or no benefit if the tender offer and the merger are not consummated. A failed transaction may result in a negative impression of us in the investment community. In addition, the JetPay Merger Agreement provides that, upon termination of the JetPay Merger Agreement under specified circumstances, we may be obligated to pay NCR Corporation a termination fee of $6,187,500,

Litigation may arise in connection with the JetPay Merger Agreement, which could be costly, prevent consummation of the tender offer and the merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the JetPay Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the JetPay Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and operating results. If the tender offer and the merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the tender offer and the merger. Any litigation related to the tender offer and the merger may result in negative publicity or an unfavorable impression of the Company, which could adversely affect the price of the Company’s common stock, impair our ability to recruit or retain employees, damage our relationships with our clients, or otherwise materially harm our operations and financial performance.

The JetPay Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business.

Pursuant to the terms of the JetPay Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability to (without the prior written consent of NCR Corporation) enter into certain types of contracts, make certain capital expenditures, incur certain indebtedness or acquire or dispose of certain assets, until the merger becomes effective or the JetPay Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The JetPay Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the tender offer and the merger.

The JetPay Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $6,187,500 to NCR Corporation if the JetPay Merger Agreement is terminated under specified circumstances. These provisions might discourage an otherwise-interested third party from proposing an acquisition of the Company. Furthermore, even if a third party elects to propose an acquisition, the prospect of a termination fee may result in that third party’s offering a lower value to our stockholders than such third party might otherwise have offered.

If the tender offer and the merger are completed, our current stockholders will not participate in any future increase in our value.

Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the tender offer and the merger contemplated by the JetPay Merger Agreement.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally

Our executive officers and directors may have interests in the tender offer and merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options, the acceleration of stock options upon consummation of the transactions, certain arrangements between certain of our executive officers and directors and NCR Corporation, and other interests.  In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the contemplated transactions. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed by the Company with the SEC on November 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

2.1	Agreement and Plan of Merger, dated October 19, 2018, by and between JetPay Corporation, NCR Corporation and Orwell Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).
10.1	Sublease Agreement, dated as of August 29, 2018, by and between Affirmative Agencies LLC and JetPay Payment Services, TX, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2018).
10.2	Employment Agreement, dated September 14, 2018, by and between the Company and Diane (Vogt) Faro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).
10.3	Form of Tender and Support Agreement (Series A Preferred) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).
10.4	Form of Tender and Support Agreement (Common Stock) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JetPay Corporation

By:	/s/ Diane (Vogt) Faro
Diane (Vogt) Faro, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Krzemien
Gregory M. Krzemien, Chief Financial Officer
and Chief Accounting Officer
(Principal Financial and Accounting Officer)

DATE:	November 9, 2018

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 19, 2018, by and between JetPay Corporation, NCR Corporation and Orwell Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).
10.1	Sublease Agreement, dated as of August 29, 2018, by and between Affirmative Agencies LLC and JetPay Payment Services, TX, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2018).
10.2	Employment Agreement, dated September 14, 2018, by and between the Company and Diane (Vogt) Faro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).
10.3	Form of Tender and Support Agreement (Series A Preferred) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).
10.4	Form of Tender and Support Agreement (Common Stock) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2018).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed herewith

